Form 10-Q
period 1996-12-31
THERMOENERGY CORP
filed 1997-02-12
CIK 884504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____ TO ____
               COMMISSION FILE NUMBER 33-46104-FW
                                      -----------

                    THERMOENERGY CORPORATION
                    ------------------------
    (EXACT NAME OF REGISTRATION AS SPECIFIED IN ITS CHARTER)

               Arkansas                       71-00659511
  ---------------------------------      ----------------------
   (State or other jurisdiction of          (I.R.S.Employer
  of incorporation or organization)      Identification Number)


   323 Center Street, Suite 1300, Little Rock, Arkansas  72201
   -----------------------------------------------------------
            (Address of principal executive offices)
                           (Zip Code)

                         (501) 376-6477
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

                       Innotek Corporation
      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    -------     -------
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

50,511,443 shares of Common Stock, par value $.001 per share

            Total of ____ Sequentially Numbered Pages







                    THERMOENERGY CORPORATION

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The following financial statements are included herein:

     Balance Sheets - December 31, 1996 (Unaudited) and September
     30, 1996.

     Statements of Operations - Cumulative During Development Stage Through December 31, 1996 (Unaudited) and Three Months Ended
     December 31, 1996 and 1995 (Unaudited).

     Statements of Changes in Stockholders' Equity (Deficit) -
     Periods Ended September 30, 1988 through September 30, 1996 and Three Months ended December 31, 1996 (Unaudited).

     Statements of Cash Flows - Cumulative During Development Stage Through December 31, 1996 (Unaudited) and Three Months Ended
     December 31, 1996 and 1995 (Unaudited).


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its technologies in a demonstration facility and seeking capital necessary to sustain the Company's efforts until a demonstration unit is successfully operated and the technologies are proven commercially viable.

     The net losses for the periods presented resulted primarily from salaries and other administrative expenses, travel expenses and professional fees. General and administrative expenses and travel expenses increased during the period ended December 31, 1996 compared to December 31, 1995 due to the Company's efforts in pursuing equity capital and selected projects. Interest expense also increased between the same two periods due to the $387,835 increase in notes payable to stockholders.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended December 31, 1996, the Company used
$202,661 of cash in operations compared to $90,593 during the same period in 1995.

     During the quarters ended December 31, 1996 and 1995, the Company met its liquidity needs primarily from proceeds from notes payable to stockholders.

     Management plans to meet the Company's liquidity needs during the year ending September 30, 1997, primarily through proceeds from the sale of additional common stock through a proposed public offering (see Note 3 of Notes to Financial Statements) and additional loans from stockholders.

     Management plans to meet its long term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its technologies associated with projects discussed in "Item 1. Business" of the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The following changes in the status of the Company's projects more fully discussed in the Form 10-K filing referred to above are as follows:

STORS DEMONSTRATION

     To sell a full scale commercial STORS waste water treatment system to a municipality, a demonstration plant must be built at and integrated with a working waste water treatment facility and operated for a sufficiently long period of time to generate engineering data satisfactory to initiate construction of a full scale commercial system. This requires a "host" city willing to join with ThermoEnergy and Battelle in such a project and participate by contracting to have a STORS system located at one of its waste water treatment facilities. San Bernadino, California has been identified as a "host" city.

     In May, 1996, ThermoEnergy and Battelle representatives met with officials from the City of San Bernadino, California, and subsequently with officials of the San Bernadino Valley Water District ("SBVWD") to discuss siting a STORS project in the San Bernadino area. As a result of the meetings, the SBVWD agreed to host a STORS project, and to provide matching funds for the project in the event that a federal grant was obtained for development of the project. Subsequently, the United States House and Senate appropriated $3,000,000, Public Law 104-204 signed September 26, 1996, approving the grant to the SBVWD for the design, construction and operation of a large-scale STORS/Wastewater Treatment Demonstration Facility. The $3,000,000 appropriation has been received by the United States Environmental Protection Agency ("EPA") office in San Francisco, California who will administer the grant for SBVWD project.

     It is anticipated that the San Bernadino Demonstration Plant will have a throughput capacity equal to or larger than seventy-five percent (75%) of the currently operating waste water treatment facilities in the United States. The Company met in December of 1996 with both officials from the City of San Bernadino and the SBVWD to plan implementation of the project and discuss ThermoEnergy's participation in the design, construction, installation and operation of the demonstration facility.

NITREM DEMONSTRATION

     To sell a full-scale commercial NitRem system to a municipality, industrial or military facility, a demonstration facility must be built and operated for a sufficient length of time to generate engineering data satisfactory to initiate construction of a full scale commercial system. The Company has initiated such a demonstration facility and will begin the generation of engineering data in the spring of 1997 (described below in the United States Department of the Army program). Additionally, the Company anticipates initiating another demonstration facility located in New York City in the spring of 1997 (described below in New York City/NitRem Demonstration).

     United States Department of the Army Program

          ThermoEnergy and Sam Houston State University, doing business as, the Texas Regional Institute for Environmental Studies ("TRIES") signed an agreement October, 1994 allowing ThermoEnergy to demonstrate its NitRem technology to evaluate the nitrogen removal process and its ability to economically and safely treat TNT redwater, DNT contaminated wastewater and various other RCRA waste streams within the DoD industrial base and DoD commercial facilities. ThermoEnergy is the lead subcontractor on this project.

          The redesign of the NitRem demonstration unit destined for the Radford Army Ammunition Plant, in Radford, Virginia, has been completed and been approved by the Army Armament Research Development Command. The Army Command has issued a purchase order for the new unit. Foster Wheeler and Glitsch Process System (a wholly owned subsidiary of Foster Wheeler) are finalizing fabrication of the NitRem unit.

          The NitRem unit is scheduled to be delivered to the site in February, 1997, to begin shake-down procedures. Current scheduling calls for the unit to come on-line in March. Under ThermoEnergy's supervision, the unit will initially process hazardous waste residuals from the manufacture of various munitions and explosives. This NitRem system has been designed as a mobile system in order to process additional waste streams from other Department of Defense sites.

     New York City/NitRem Demonstration

          ThermoEnergy and Foster Wheeler Corporation, as provided for under the Worldwide Marketing Agreement signed in 1994, have been working with engineers from the City of New York-Bureau of Clean Water-Department of Public Works to evaluate the Company's NitRem technology capability to solve the City's nitrogen removal requirements as a result of new water discharge standards imposed upon the City of New York. Successful laboratory and pilot plant results from testing actual samples of the City's centrate discharge led to the design of a large-scale NitRem demonstration system. The Company and Foster Wheeler have collaborated on the final design which was approved by engineers for the Bureau of Clean Water in April of 1996.

          Based on the favorable test results on the City's centrate and the final design plans approval, an agreement has been reached with the City to demonstrate NitRem. The City and the Company signed a No Cost Test Agreement in July 1996 which allows the Company to demonstrate, on site, the services and capabilities of NitRem. The period of performance under the agreement shall be not less than 150 (one hundred fifty) consecutive calendar days nor more than 200 (two hundred) consecutive calendar days from the start up of the test equipment. It is anticipated that the test will begin April 1, 1997 and that Foster Wheeler will build and own the test equipment.

     Strategic Corporate Alliances

          In September 1994, ThermoEnergy and Foster Wheeler Corporation executed a Worldwide Marketing Agreement whereby both companies would jointly market NitRem and STORS worldwide. ThermoEnergy and Foster Wheeler are working on a marketing strategy for private sector business, initially targeting the pharmaceutical, pulp & paper and petrochemical industries in the U.S. and Europe. In addition, ThermoEnergy and Foster Wheeler will begin a joint marketing effort within the Department of Navy Surface System Command as provided for under the Worldwide Marketing Agreement.

          In March of 1996, the Company entered into a Joint Marketing Agreement with an Atlanta based firm, Dan Cowart, Inc. ("DCI"), to pursue municipal waste water projects within the states of Georgia and Florida. ThermoEnergy, in conjunction with Battelle Laboratories, is developing a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with ThermoEnergy and Battelle to work on scheduling meetings with municipal and state waste water authorities in Georgia and Florida.

          In April of 1996, ThermoEnergy entered into a Teaming
     Agreement with Roy F. Weston, Inc. of West Chester,
     Pennsylvania. The purpose of the Teaming Agreement is to jointly pursue both municipal and governmental projects using the STORS and NitRem technologies.

          In September, 1996, the Company entered into a Memorandum of Understanding ("MOU") with Foster Wheeler and Mitsui & Co. (U.S.A.) Inc. to pursue various water and waste water projects in Brazil, Mexico and Peru. Several meetings between the participants have been held and the next step is joint presentation to the governments of Brazil and Mexico, tentatively scheduled for mid-January, 1997. The Japanese government has committed to funding several large water/waste water projects, and these projects will be the primary target of the MOU group.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings, nor are any legal proceedings pending of which any of the Company's property is the subject.

Item 2.  Change in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

     A special meeting of shareholders of the Company was held December 12, 1996 at the Westin Hotel, 909 North Michigan Avenue, Chicago, Illinois 60611, at 9:30 a.m., pursuant to notice to shareholders or record date November 18, 1996 and the consent of the Board of Directors. The Company had 50,511,443 issued and outstanding shares as of November 18, 1996. 40,483,255 shares were indisputably represented at the meeting in person and by proxy.

     At least 39,618,294 shares, constituting a majority of the quorum present in person and by proxy necessary to conduct the business of the Corporation at the Special Shareholders Meeting, voted to reduce the number of outstanding shares of common stock of ThermoEnergy Corporation by a 4 to 1 ratio;

     At least 39,273,662 shares, constituting a majority of the quorum present in person and by proxy necessary to conduct the business of the Corporation at the Special Shareholders Meeting, voted "For" each of the following items of business:

     To Amend and Restate the Articles of Incorporation the Company with the following changes:

     (1) To authorize the designation of 10,000,000 shares as "Series A Shares" and 65,000,000 shares as "Series B Shares" from the 75,000,000 shares of $0.001 par value per share common stock authorized originally under Section 8 of the Articles of Incorporation;

     (2) To authorize the designation of and reclassification of all issued and outstanding shares to Series B Shares as described in Item 2 of the Proxy Statement sent to the Shareholders with the Notice and Proxy.

     (3)  To change the name of the Corporation from "Innotek
     Corporation" to "ThermoEnergy Corporation".

Item 5.  Other Information

None

Item 6.  Exhibits and Report on Form 8-K

     (a)  None.

     (b) No reports on Form 8-K have been filed during the quarter ending December 31, 1996.






                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment report to be signed on its behalf of the undersigned, thereunto duly authorized.

     Date: ___________________, 1997

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                   P. L. MONTESI
                                   President, Treasurer and
                                   Principal Financial Officer










                      THERMOENERGY CORPORATION
                    (A Development Stage Company)

                           BALANCE SHEETS

                                      December 31,  September 30,
                                          1996          1996
                                      ------------  -------------
                                      (Unaudited)

                               ASSETS

Cash                                  $    44,672   $    62,333
  Advances to officers                    122,200        96,200
  Accrued interest receivable -
    officers                               11,451         9,138
                                       ----------    ----------
      Total Current Assets                178,323       167,671

Property and equipment, at cost:
  Equipment                                14,818        14,818
  Furniture and fixtures                    4,991         4,991
  Less accumulated depreciation           (14,553)      (14,147)
                                       ----------    ----------
                                            5,256         5,662
                                       ----------    ----------

                                      $   183,579   $   173,333
                                       ==========    ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                      $   329,651   $   360,288
Accrued expenses:
  Salaries                                417,024       364,314
  Consulting fee                          100,000       100,000
  Other                                   112,990        92,513
                                       ----------    ----------
                                          630,014       556,827
Deferred compensation                     219,940       215,460
Notes payable to stockholders
  (Note 2)                                920,000       735,000
                                       ----------    ----------
      Total Current Liabilities         2,099,605     1,867,575
                                       ----------    ----------

Stockholders' equity (deficit)
 (Note 3):
  Preferred stock, non-voting, $1
   par value:
    Authorized - 10,000,000 shares;
     none issued
  Common Stock, $.001 par value:
    Series A Common Stock; Authorized
     - 10,000,000 shares; no shares
     issued and outstanding
    Series B Common Stock; Authorized
     - 65,000,000 shares; issued -
     51,852,693  shares; outstanding -
     50,511,443 shares                     51,853        51,853
  Additional paid-in capital            3,795,306     3,795,306
  Deficit accumulated during the
   development stage                   (5,763,185)   (5,541,401)
                                       ----------    ----------
                                       (1,916,026)   (1,694,242)
                                       ----------    ----------
                                      $   183,579   $   173,333
                                       ==========    ==========



               See notes to financial statements.









                      THERMOENERGY CORPORATION
                    (A Development Stage Company)

                      STATEMENTS OF OPERATIONS

                             Cumulative
                               During
                             Development     Three Months Ended December 31,
                            Stage Through    -------------------------------
                          December 31, 1996        1996           1995
                          -----------------        ----           ----
                             (Unaudited)        (Unaudited)    (Unaudited)

Operating expenses:
  General and
    administrative          $ 4,260,040          $ 176,208     $ 131,543
  Research and development      627,266
  Travel and entertainment      785,472             34,802        18,777
                             ----------           --------      --------
                              5,672,778            211,010       150,320
                             ----------           --------      --------

Loss From Operations         (5,672,778)          (211,010)     (150,320)
                             ----------           --------      --------

Other Income (Expense)
  Interest income                63,098              2,313         1,497
  Interest expense             (153,505)           (13,087)       (8,705)
                             ----------           --------      --------
                                (90,407)           (10,774)       (7,208)
                             ----------           --------      --------
Net Loss                    $(5,763,185)         $(221,784)    $(157,528)
                             ==========           ========      ========

Per Common Share (Note 4)

  Loss from operations      $      (.10)         $    (.00)    $    (.00)

  Net loss                  $      (.10)         $    (.00)    $    (.00)




               See notes to financial statements.






                      THERMOENERGY CORPORATION
                    (A Development Stage Company)

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     Periods Ended September 30, 1988 Through September 30, 1996 and the Three Months Ended December 31, 1996 (Unaudited)


                                                     Deficit
                                                   Accumulated
                                      Additional   During the
                             Common     Paid-in    Development
                              Stock     Capital       Stage        Total
                             ------   ----------   -----------     -----

Issuance of stock, January
  1988, (35,285,714 shares
  at $.005 per share)        $35,285  $  145,015  $             $   180,300

Net loss                                             (290,483)     (290,483)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1988          35,285     145,015     (290,483)     (110,183)

Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (4,901,350 shares)           4,902     452,099                    457,001

Net loss                                             (338,985)     (338,985)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1989          40,187     597,114     (629,468)        7,833

Net loss                                             (255,036)     (255,036)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1990          40,187     597,114     (884,504)     (247,203)

Conversion of $63,000 of
  unsecured debentures
  and accrued interest at
  10%, March 1991,
  (708,566 shares)               709      70,148                     70,857

Issuance of stock, May -
  June 1991, (6,206,078
  shares:  5,866,078 at
  $.10 per share; 340,000
  shares at $.05 per share)    6,206     597,401                    603,607

Issuance of stock for
  interest, June 1991,
  (22,000 shares at $.10
  per share)                      22       2,178                      2,200

Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (81,295 shares at $.10
  per share)                      81       8,048                      8,129

Net loss                                             (670,179)     (670,179)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1991          47,205   1,274,889   (1,554,683)     (232,589)

Issuance of stock, October -
  December 1991 (2,414,800
  shares at $.10 per share)    2,415     239,065                    241,480

Shares purchased in
  rescission offer (168,985
  shares)                       (169)    (16,730)                   (16,899)

Issuance of stock, public
  offering, August -
  September 1992 (5,500
  shares at $1.00 per share)       5       5,495                      5,500

Net loss                                             (562,751)     (562,751)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1992          49,456   1,502,719   (2,117,434)     (565,259)

Issuance of stock, public
  offering October 1992 -
  September 1993 (1,484,550
  shares at $1.00 per share)   1,485   1,483,065                  1,484,550

Issuance of stock for
  exercise of stock options,
  May 1993 (40,000 shares at
  $.10 per share)                 40       3,960                      4,000

Issuance of warrants to
  stockholder                              6,333                      6,333

Conversion of $103,000 of
  notes payable to stock-
  holders and accrued
  interest, December 1992
  (103,000 shares)               103     102,897                    103,000

Issuance of stock for
  consulting services, June
  1993 (150,000 shares at
  $1.00 per share)               150     149,850                    150,000

Net loss                                           (1,207,921)   (1,207,921)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1993          51,234   3,248,824   (3,325,355)      (25,297)

Issuance of warrants to
  stockholders                           226,000                    226,000

Issuance of stock for
  exercise of stock
  options, March 1994
  (60,000 shares at $.10
  per share)                      60       5,940                      6,000

Issuance of stock for
  exercise of warrants by
  stockholder, August 1994
  (58,825 shares at $.85
  per share)                      59      49,942                     50,001

Net loss                                             (767,427)     (767,427)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1994          51,353   3,530,706   (4,092,782)     (510,723)

Issuance of warrants to
  stockholders                             9,760                      9,760

Issuance of stock, May
  1995 (100,000 shares at
  $.50 per share)                100      49,900                     50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
  (100,000 shares at $.50
  per share)                     100      49,900                     50,000

Issuance of stock for
  expenses, July 1995
  (300,000 shares at $.50
  per share) (Note 7)            300     149,700                    150,000

Net loss                                             (896,998)     (896,998)
                              ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1995          51,853   3,789,966   (4,989,780)   (1,147,961)

Issuance of warrants to
  stockholders                             5,340                      5,340

Net loss                                             (551,621)     (551,621)
                              ------   ---------   ----------    ----------
Balance (deficit),
   September 30, 1996         51,853   3,795,306   (5,541,401)   (1,694,242)

Net loss                                             (221,784)     (221,784)
                              ------   ---------   ----------    ----------
Balance (deficit),
  December 31, 1996
  (Unaudited)                $51,853  $3,795,306  $(5,763,185)  $(1,916,026)
                              ======   =========   ==========    ==========




                See notes to financial statements






                      THERMOENERGY CORPORATION
                    (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS

                             Cumulative
                               During
                             Development     Three Months Ended December 31,
                            Stage Through    -------------------------------
                          December 31, 1996        1996           1995
                          -----------------        ----           ----
                             (Unaudited)        (Unaudited)    (Unaudited)

Operating activities:
  Net loss                  $(5,763,185)         $(221,784)    $(157,528)
  Items not requiring
   (providing) cash:
     Depreciation                14,553                406           700
     Expenses funded by
      Common Stock issuance     543,187
     Other                        3,341
  Changes in:
    Advances to officers       (321,183)           (26,000)      (14,000)
    Other receivables           (11,451)            (2,313)       (1,497)
    Accounts payable            329,651            (30,637)       29,964
    Accrued expenses            630,014             73,187        46,507
    Deferred compensation       418,922              4,480         4,261
                             ----------           --------      --------
      Net cash used in
       operating activities  (4,156,151)          (202,661)      (91,593)
                             ----------           --------      --------

Investing activities:
  Purchase of fixed assets      (19,808)
  Other                          (3,341)
                             ----------           --------      --------
      Net cash used in
       investing activities     (23,149)
                             ----------           --------      --------

Financing activities:
  Proceeds from issuance
   of Common Stock and
   warrants                   2,620,562                            1,200
  Proceeds from notes
   payable and convertible
   debentures                 1,649,609            185,000        58,800
  Payments on notes payable    (154,609)
  Other                         108,410
                             ----------           --------      --------
      Net cash provided by
       financing activities   4,223,972            185,000        60,000
                             ----------           --------      --------

Increase (decrease) in
  cash                           44,672            (17,661)      (31,593)

Cash, beginning of period             0             62,333        52,524
                             ----------           --------      --------

Cash, end of period         $    44,672          $  44,672     $  20,931
                             ==========           ========      ========




               See notes to financial statements.







                    THERMOENERGY CORPORATION
                 (A DEVELOPMENT STATE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996

                           UNAUDITED


NOTE 1:  FINANCIAL STATEMENTS

     The balance sheet as of December 31, 1996, the statements of operations and cash flows cumulative during development stage through December 31, 1996 and for the three months ended December 31, 1996 and 1995 and the statement of changes in stockholders' equity (deficit) for the three months ended December 31, 1996, have been prepared by ThermoEnergy Corporation (the "Company"), formerly Innotek Corporation, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K.

NOTE 2:  NOTES PAYABLE TO STOCKHOLDERS

     As of September 30, 1996 notes payable to stockholders aggregating $735,000 were outstanding. The unsecured notes mature four years from the date of issuance with interest at a rate of 6.63%. The notes provide that the principal balances and accrued interest will become immediately due and payable at the closing of the next public offering of securities of the Company should that event occur prior to the stated maturity date. In addition, if the Company obtains financing from a third party on terms more favorable to the third party than the terms of the notes to the stockholders, the Company and the stockholders may agree to modify the notes to the stockholders to reflect such more favorable terms. The notes payable have been classified as current liabilities since management anticipates that they will be paid off within one year.

     On December 9, 1996, the Board of Directors authorized the Company to borrow from stockholders up to $500,000 to fund operations through the completion of a proposed public offering (see Note 3). The terms of the unsecured notes provide for maturities six months from the date of execution or the closing of the proposed public offering, whichever is sooner, with interest at a rate of 10%. The notes also provide for the issuance of shares of Series B Common Stock (see Note 3), to the holders of the notes, in the ratio of one share for each $10 loaned to the Company, within six months from the date of execution of the notes or the closing of the proposed public offering, whichever is sooner.

     At December 31, 1996, the Company had executed notes payable to stockholders under this arrangement for an aggregate amount of $185,000. During January 1997, an additional $315,000 of the notes payable to stockholders were executed. The Company is committed to issue 50,000 shares of Series B Common Stock, which are not subject to the reverse stock splits more fully described in Note 3, to the holders of the notes.

NOTE 3:  COMMON STOCK

     On October 23, 1996, the Board of Directors of the Company approved the execution of a nonbinding letter of intent with a NASD member broker-dealer to act as managing underwriter in connection with a proposed public offering. The letter of intent provides for the underwriting on a firm commitment basis of approximately 1,600,000 shares of Series A Common Stock (as described more fully below) and 1,600,000 warrants redeemable for Series A Common Stock, based upon no more than 3,500,000 shares of Common Stock and 1,600,000 warrants convertible to Common Stock outstanding immediately prior to closing. The redeemable warrants will entitle the holder to acquire one share of Common Stock at a price per share equal to 150% of the initial public offering price per share, subject to adjustment. Commencing 12 months after the effective date of a registration statement for the proposed offering, the Company may redeem all, but not less than all, of the redeemable warrants if specified conditions are met.

     The letter of intent provides for a 10% underwriter's discount, an over-allotment option, an expense allowance equal to 3% of the gross proceeds of the offering, a financial advisory fee of $48,000 and five year warrants, exercisable at the beginning of the second year after issuance, to purchase 10% of the aggregate principal amount of Common Stock and warrants offered at $.0001 per warrant. It also provides for restrictions on the disposition by stockholders of Common Stock outstanding prior to the proposed offering and for the underwriter to have the right to designate one person for election to the Company's Board of Directors for a period of five years.

     In order to comply with the pre-conditions set forth in the letter of intent, the Board of Directors approved a resolution for a four-to-one reverse stock split of the Company's Common Stock in addition to the four-to-one reverse stock split approved by stockholders in 1994. The Board of Directors also approved amendments to the Company's Articles of Incorporation as follows:
(1) To authorize the designation of 10,000,000 shares as Series A Common Stock and 65,000,000 shares as Series B Common Stock, which are convertible to Series A Common Stock commencing 12 months after the effective date of a registration statement for the proposed offering subject to certain conditions, from the 75,000,000 shares of $0.001 par value Common Stock authorized originally under the Company's Articles of Incorporation; (2) To authorize the designation of and reclassification of all shares of Common Stock issued prior to the adoption of the proposed amendments to the Articles of Incorporation to Series B Common Stock; and (3) To change the name of the Company from Innotek Corporation to ThermoEnergy Corporation. Stockholders' approval of these matters was obtained on December 12, 1996 during a special stockholders' meeting.

     During 1997, the Board of Directors approved a Stock Option Plan which provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Series B Common Stock , which are not subject to the reverse stock splits discussed in this Note, for key employees and non-employee Directors of the Company. Implementation of the Plan is subject to approval by stockholders.

     On January 5, 1994, the Board of Directors adopted a resolution for a four-to-one reverse stock split of the Company's
Common Stock. Stockholder approval for the reverse stock split was obtained at the March 2, 1994 annual meeting of stockholders.

     The reverse stock splits have not been implemented.

NOTE 4:  LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992) have been treated as outstanding for all periods presented.

     The weighted average number of common shares used in the loss per share computations were 59,224,384, 60,792,870 and 60,792,870 shares for the period cumulative since inception through December 31, 1996, and for the three months ended December 31, 1996 and 1995, respectively.

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

     The Company has incurred net losses since inception. Additionally, substantial capital will likely be required to commercialize the Company's technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions, including the sale of stock pursuant to a public offering (see Note 3) and fees from projects involving the Company's technologies.

NOTE 6:  EXECUTIVE BONUS PLAN

     On January 3, 1997, the Company's Board of Directors established a five-year Executive Bonus Plan (the "Bonus Plan") to reward executive officers and other key employees based upon the Company achieving certain performance levels. Under the Bonus Plan, commencing with the Company's 1997 fiscal year and for each of the four fiscal years thereafter, the Company will have discretion to award bonuses in an aggregate amount in each fiscal year equal to 1% of the Company's net sales revenues for each fiscal year, provided and on condition that the Company achieves a net profit before taxes of not less that 5% of net sales but less that 15% of net sales. The Board of Directors approved bonus payment percentages for certain individuals for fiscal 1997. In the future, the Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool which may be paid annually to participants.