Form 10-Q
period 1997-03-31
THERMOENERGY CORP
filed 1997-05-15
CIK 884504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     Balance Sheets - March 31, 1997 (Unaudited) and September
     30, 1996.

     Statements of Operations - Cumulative During Development Stage Through March 31, 1997 (Unaudited), Six Months Ended March 31, 1997 and 1996 and Three Months Ended March 31, 1997 and 1996
     (Unaudited).

     Statements of Changes in Stockholders' Equity (Deficit) -
     Periods Ended September 30, 1988 through September 30, 1996 and Three Months ended March 31, 1997 (Unaudited).

     Statements of Cash Flows - Cumulative During Development Stage Through March 31, 1997 (Unaudited) and Six Months Ended
     March 31, 1997 and 1996 (Unaudited).









                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                         BALANCE SHEETS

                                               March 31,  September 30,
                                                 1997         1996
                                               ---------  -------------
                                              (Unaudited)
                                ASSETS

Cash - Total Current Assets                  $   112,796   $    62,333

Advances to officers                             167,700        96,200
Accrued interest receivable - officers            14,463         9,138
Property and equipment, at cost:
  Equipment                                       14,818        14,818
  Furniture and fixtures                           4,991         4,991
  Less accumulated depreciation                  (14,944)      (14,147)
                                              ----------    ----------
                                                   4,865         5,662
                                              ----------    ----------

                                             $   299,824   $   173,333
                                              ==========    ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                             $   340,742   $   360,288
Accrued expenses:
  Salaries                                       469,734       364,314
  Consulting fee                                 100,000       100,000
  Other                                          145,240        92,513
                                              ----------    ----------
                                                 714,974       556,827
Deferred compensation                            224,414       215,460
Notes payable to stockholders
 (Note 2)                                      1,235,000       735,000
                                              ----------    ----------
     Total Current Liabilities                 2,515,130     1,867,575
                                              ----------    ----------

Stockholders' equity (deficit)
 (Note 3):
   Preferred stock, non-voting, $1 par
    value:
      Authorized - 10,000,000 shares;
       none issued
   Common Stock, $.001 par value:
     Series A Common Stock; Authorized -
      10,000,000 shares; no shares issued
      and outstanding Series B Common
      Stock; Authorized - 65,000,000
      shares; issued - 51,852,693 shares;
      outstanding - 50,511,443 shares             51,853        51,853
   Additional paid-in capital                  3,795,306     3,795,306
   Deficit accumulated during the
    development stage                         (6,062,465)   (5,541,401)
                                              ----------    ----------
                                              (2,215,306)   (1,694,242)
                                              ----------    ----------
                                             $   299,824   $   173,333
                                              ==========    ==========




See notes to financial statements.







                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS


                    Cumulative
                      During
                    Development      Six Months Ended       Three Months Ended
                   Stage Through         March 31,              March 31,
                  March 31, 1997      1997        1996       1997        1996
                  --------------      ----        ----       ----        ----
                    (Unaudited)          (Unaudited)            (Unaudited)

Operating expenses:
  General and
   administrative   $ 4,477,989    $ 394,157   $ 221,914   $ 217,949  $  90,371
  Payments under
   licenses             627,266
  Travel and
   entertainment        850,553       99,883      42,814      65,081     24,037
                     ----------     --------    --------    --------   --------
                      5,955,808      494,040     264,728     283,030    114,408
                     ----------     --------    --------    --------   --------

Loss From
 Operations          (5,955,808)    (494,040)   (264,728)   (283,030)  (114,408)
                     ----------     --------    --------    --------   --------

Other Income
 (Expense)
  Interest income        66,110        5,325       3,127       3,012      1,630
  Interest expense     (172,767)     (32,349)    (17,477)    (19,262)    (8,772)
                     ----------     --------    --------    --------   --------
                       (106,657)     (27,024)    (14,350)    (16,250)    (7,142)
                     ----------     --------    --------    --------   --------

Net Loss            $(6,062,465)   $(521,064)  $(279,078)  $(299,280) $(121,550)
                     ==========     ========    ========    ========   ========

Per Common Share
 (Note 4)
  Loss from
   operations       $     (0.10)   $   (0.01)  $     -     $     -    $     -

  Net loss          $     (0.10)   $   (0.01)  $     -     $     -    $     -




See notes to financial statements.










                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


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





                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                         Additional   During the
                                 Common   Paid-in     Development
                                 Stock    Capital        Stage        Total
                                 ------  ----------   -----------     -----

Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (81,295 shares at $.10
  per share)                    $    81  $    8,048  $             $     8,129

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






                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                         Additional   During the
                                 Common   Paid-in     Development
                                 Stock    Capital        Stage        Total
                                 ------  ----------   -----------     -----

Issuance of warrants to
  stockholder                   $        $    6,333  $             $     6,333

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







                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                         Additional   During the
                                 Common   Paid-in     Development
                                 Stock    Capital        Stage        Total
                                 ------  ----------   -----------     -----

Issuance of warrants to
  stockholders                  $        $    9,760  $             $     9,760

Issuance of stock, May 1995
 (100,000 shares at $.50 per
  share)                            100      49,900                     50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (100,000 shares at $.50 per
  share)                            100      49,900                     50,000

Issuance of stock for expenses,
  July 1995 (300,000 shares
  at $.50 per share) (Note 7)       300     149,700                    150,000

Net loss                                                (896,998)     (896,998)
                                 ------   ---------   ----------    ----------

Balance (deficit),
  September 30, 1995             51,853   3,789,966   (4,989,780)   (1,147,961)

Issuance of warrants to
  stockholders                                5,340                      5,340

Net loss                                                (551,621)     (551,621)
                                 ------   ---------   ----------    ----------
Balance (deficit),
   September 30, 1996            51,853   3,795,306   (5,541,401)   (1,694,242)

Net loss                                                (521,064)     (521,064)
                                 ------   ---------   ----------    ----------
Balance (deficit),
 March 31, 1997
  (Unaudited)                   $51,853  $3,795,306  $(6,062,465)  $(2,215,306)
                                 ======   =========   ==========    ==========

See notes to financial statements








                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS

                                   Cumulative
                                     During
                                   Development        Six Months Ended
                                  Stage Through           March 31,
                                  March 31, 1997      1997         1996
                                  --------------      ----         ----
                                   (Unaudited)     (Unaudited)  (Unaudited)

Operating activities:
  Net loss                         $(6,062,465)     $(521,064)   $(279,078)
  Items not requiring
   (providing) cash:
     Depreciation                       14,944            797        1,582
     Expenses funded by Common
      Stock issuance                   543,187
     Other                               3,341
  Changes in:
     Advances to officers             (366,683)       (71,500)     (23,000)
     Other receivables                 (14,463)        (5,325)      (3,127)
     Accounts payable                  340,742        (19,546)      58,214
     Accrued expenses                  714,974        158,147       98,839
     Deferred compensation             423,396          8,954        8,261
                                    ----------       --------     --------
        Net cash used in
         operating activities       (4,403,027)      (449,537)    (138,309)
                                    ----------       --------     --------
Investing activities:
  Purchase of fixed assets             (19,808)
  Other                                 (3,341)
                                    ----------       --------     --------
        Net cash used in
         investing activities          (23,149)
                                    ----------       --------     --------
Financing activities:
  Proceeds from issuance of
   Common Stock and warrants         2,620,562                       1,200
  Proceeds from notes payable        1,489,609        500,000       58,800
  Proceeds from convertible
   debentures                         475,000
  Payments on notes payable          (154,609)
  Other                               108,410                       40,000
                                    ----------       --------     --------
        Net cash provided by
         financing activities        4,538,972        500,000      100,000
                                    ----------       --------     --------

Increase (decrease) in cash            112,796         50,463      (38,309)

Cash, beginning of period                    0         62,333       52,524
                                    ----------       --------     --------

Cash, end of period                $   112,796      $ 112,796    $  14,215
                                    ==========       ========     ========




See notes to financial statements.









                    THERMOENERGY CORPORATION
                  (A Development Stage Company

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1997
                            UNAUDITED


NOTE 1:  FINANCIAL STATEMENTS
-----------------------------

The balance sheet as of March 31, 1997, the statements of operations and cash flows cumulative during development stage through March 31, 1997, the statements of operations for the six months and three months ended March 31, 1997 and 1996 and the statements of changes in stockholders' equity (deficit) and cash flows for the six months ended March 31, 1997, have been prepared by ThermoEnergy Corporation (the "Company"), formerly Innotek Corporation, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with Article 10 of Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K.

NOTE 2:  NOTES PAYABLE TO STOCKHOLDERS
--------------------------------------

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

On December 9, 1996, the Board of Directors authorized the Company to borrow from stockholders up to $500,000 to fund operations through the completion of a proposed public offering (see Note 3).
 The terms of the unsecured notes provide for maturities six months from the date of execution or the closing of the proposed public offering, whichever is sooner, with interest at a rate of 10%. The notes also provide for the issuance of shares of Series B Common Stock (see Note 3), to the holders of the notes, in the ratio of one share for each $10







                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1997
                            UNAUDITED


NOTE 2:  NOTES PAYABLE TO STOCKHOLDERS (CONTINUED)
--------------------------------------------------

loaned to the Company, within six months from the date of execution of the notes or the closing of the proposed public offering, whichever is sooner.

As of March 31, 1997, the Company had executed notes payable to stockholders under this arrangement for the aggregate amount of $500,000. The Company is committed to issue 50,000 shares of Series B Common Stock, which are not subject to the reverse stock splits more fully described in Note 3, to the holders of the notes.

NOTE 3:  COMMON STOCK
---------------------

On October 23, 1996, the Board of Directors of the Company approved the execution of a nonbinding letter of intent with a NASD member broker-dealer to act as managing underwriter in connection with a proposed public offering. The letter of intent provided for the underwriting on a firm commitment basis of approximately 1,600,000 shares of Series A Common Stock (as described more fully below) and 1,600,000 warrants redeemable for Series A Common Stock, based upon no more than 3,500,000 shares of Common Stock and 1,600,000 warrants convertible to Common Stock outstanding immediately prior to closing (see Note 7). The redeemable warrants will entitle the holder to acquire one share of Common Stock at a price per share equal to 150% of the initial public offering price per share, subject to adjustment. Commencing 12 months after the effective date of a registration statement for the proposed offering, the Company may redeem all, but not less than all, of the redeemable warrants if specified conditions are met.

The letter of intent provided for a 10% underwriter's discount, an over-allotment option, an expense allowance equal to 3% of the gross proceeds of the offering, a financial advisory fee and five year warrants, exercisable at the beginning of the second year after issuance, to purchase 10% of the aggregate principal amount of Common Stock and warrants offered at $.0001 per warrant. It also provided for restrictions on the disposition by stockholders of Common Stock outstanding prior to the proposed offering and for the underwriter to have the right to designate one person for election to the Company's Board of Directors for a period of five years.








                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1997
                            UNAUDITED


NOTE 3:  COMMON STOCK (CONTINUED)
---------------------------------

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

NOTE 4:  LOSS PER COMMON SHARE
------------------------------

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992) have been treated as outstanding for all periods presented.









                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1997
                            UNAUDITED


NOTE 4:  LOSS PER COMMON SHARE (Continued)
------------------------------------------

The weighted average number of common shares used in the loss per share computations were 59,266,623 shares for the period cumulative since inception through March 31, 1997, and 60,792,870 shares for the six month and three month periods ended March 31, 1997 and 1996.

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS
------------------------------------------------------------

The Company has incurred net losses since inception. Additionally, substantial capital will likely be required to commercialize the Company's technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions, including the sale of stock pursuant to a public offering (see Notes 3 and 7) and fees from projects involving the Company's technologies.

The Company plans to use the net proceeds from the public offering to satisfy the cash requirements for its operations for the next eighteen months. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. During the next twelve months, the Company expects to add two executives to senior management , seven engineering, technical and sales positions and three clerical positions.

In the event that the public offering is not completed, management would continue to raise capital through private placement financings, sales of warrants and common stock. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

The overall goal of the Company is to successfully complete a demonstration project for STORS and/or NitRem. Management plans to utilize any demonstration facilities to expand the visibility of the Company in municipal, industrial, Department of Defense and Department of Energy markets. A successful demonstration project is the single most important business factor in implementation of the Company's plan of operations.







                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1997
                            UNAUDITED



NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS
         (CONTINUED)
------------------------------------------------------------

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. The Company has entered into marketing agreements with third parties in order to pursue this business strategy.

NOTE 6:  EXECUTIVE BONUS PLAN
-----------------------------

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

NOTE 7: SUBSEQUENT EVENTS
-------------------------

During April 1997, the number of shares and warrants subject to the Company's proposed public offering (see Note 3) were reduced from 1,600,000 to 1,000,000. During May 1997, the Company and the managing underwriter referred to in Note 3 terminated the nonbinding letter of intent regarding the Company's proposed public offering. The Company has contacted other firms for the purpose of serving as managing underwriter for the Company's proposed public offering.










ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

      ThermoEnergy Corporation ("Company") is a development stage company involved in the marketing and development of certain environmental technologies primarily used for solving waste water problems. These technologies include two chemical processes known as the Sludge-To-Oil Reactor System (STORS[TM]) and Nitrogen Removal (NitRem[TM]). The third technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor[TM] ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (STORS, NitRem and DSR are referred to collectively as the "Technologies"). The Company's application of STORS and NitRem through the use of a STORS-DSR, NitRem-DSR, or a combination of both types of equipment, are designed to eliminate damaging organic and nitrogenous contaminants, respectively, from municipal and industrial waste streams.

      The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR or NitRem-DSR) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. The Company is currently negotiating project-specific working arrangements with Foster Wheeler Environmental Corporation. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart, Inc., and Mitsui & Co. (U.S.A.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. The Company has not generated any operating revenues or any profits. The Company currently has two projects to demonstrate the Technologies: a nitrogen removal test facility in New York City and a demonstration project to evaluate nitrogen removal at the TRIES project to be delivered to the Radford Army Ammunition Plant in Radford, Virginia. In addition, the Company is in the process of negotiating a STORS demonstration facility for the San Bernardino Valley Water District. The Company will not be required to make capital contributions to any such projects and the Company will not receive any revenues or earnings from these demonstration projects. The Company will be reimbursed for administrative and operating costs from the two demonstration projects underway and is negotiating similar arrangements for the third demonstration project.

     Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its technologies in demonstration facilities and seeking capital
necessary to sustain the Company's efforts.   After a demonstration
unit has been successfully operated and the Technologies have been proven commercially viable, the Company may still require additional investment capital and/or debt financing to continue its operations.

Plan of Operations

     The Company plans to use the net proceeds from the proposed public offering to satisfy the cash requirements for its operations for the next eighteen months. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of its technologies.

     Over the next twelve months, the Company expects to add the following personnel: (i) two executives to senior management; (ii) seven engineering, technical and sales positions; and (iii) three clerical positions.

     The overall goal of the Company is to successfully complete a demonstration project for STORS and/or NitRem through all of the projects and strategic working arrangements discussed above. Management plans to utilize these demonstration facilities to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. A successful demonstration project is the single most important business factor in the implementation of the Company's plan of operation.

     The Company anticipates that the proposed public offering will enable the Company to complete the Radford Army Ammunition Plant and the New York City demonstration projects. The Company believes that such projects, if successful, will allow the Company to generate income through the commercialization of the Technologies.

Results of Operations

     For the six months ended March 31, 1997, the Company incurred a net loss of $521,064 as compared to $279,078 for the six months ended March 31, 1996.

     General and administrative expenses and travel expenses increased during the six-month and three-month periods ended March 31, 1997 compared to March 31, 1996 due to the Company's efforts in pursuing equity capital and selected projects. Interest expense also increased during the same periods due to the increase in notes payable to stockholders.


Liquidity and Capital Resources

     During the six months ended March 31, 1997, the Company used
$449,537 of cash in operations compared to $138,309 during the same period in 1996.

     During the six months ended March 31, 1997 and 1996, the Company met its liquidity needs primarily from borrowings from stockholders (see Note 2 of Notes to Financial Statements).

     Management plans to meet the Company's liquidity needs during the year ending September 30, 1997 with proceeds from the sale of additional stock through the proposed public offering.

     Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its Technologies, such as the Radford NitRem, New York City NitRem and San Bernardino STORS demonstration projects.

     The Company believes that the net proceeds from the proposed public offering will be sufficient to meet its cash, operation and liquidity requirements for a minimum of 18 months.




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

     Date: May 15, 1997

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer