Form 10-Q/A
period 1997-03-31
THERMOENERGY CORP
filed 1997-07-23
CIK 884504

FORM 10-Q/A

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

3,157,372 shares of Common Stock, par value $.001 per share (gives effect to the two, four-to-one reverse stock splits approved by stockholders on March 2, 1994 and December 12, 1996).

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
      and outstanding Series B Common
      Stock; Authorized - 65,000,000
      shares; issued - 3,241,201 shares;
      outstanding - 3,157,372 shares               3,241         3,241
   Additional paid-in capital                  3,843,918     3,843,918
   Deficit accumulated during the
    development stage                         (6,062,465)   (5,541,401)
                                              ----------    ----------
                                              (2,215,306)   (1,694,242)
                                              ----------    ----------
                                             $   299,824   $   173,333
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
                     ==========     ========    ========    ========   ========

Per Common Share
 (Notes 3 and 4)
  Loss from
   operations       $     (1.61)   $   (0.13)  $   (0.07)   $  (0.07)  $  (0.03)

  Net loss          $     (1.64)   $   (0.14)  $   (0.07)   $  (0.08)  $  (0.03)




See notes to financial statements.

                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                         Additional   During the
                                 Common   Paid-in     Development
                                 Stock    Capital        Stage        Total
                                 ------  ----------   -----------     -----

Issuance of stock, January
  1988, (2,205,762 shares at
  $.08 per share)              $  2,206  $  178,094  $             $   180,300

Net loss                                                (290,483)     (290,483)
                                 ------   ---------   ----------    ----------

Balance (deficit),
  September 30, 1988              2,206     178,094     (290,483)     (110,183)

Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                  306     456,695                    457,001

Net loss                                                (338,985)     (338,985)
                                 ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1989              2,512     634,789     (629,468)        7,833

Net loss                                                (255,036)     (255,036)
                                 ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1990              2,512     634,789     (884,504)     (247,203)

Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)        44      70,813                     70,857

Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share)                            388     603,219                    603,607

Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                    1       2,199                      2,200

                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                         Additional   During the
                                 Common   Paid-in     Development
                                 Stock    Capital        Stage        Total
                                 ------  ----------   -----------     -----

Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60
  per share)                    $     5  $    8,124  $             $     8,129

Net loss                                                (670,179)     (670,179)
                                 ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1991              2,950   1,319,144   (1,554,683)     (232,589)

Issuance of stock, October -
  December 1991 (150,925
  shares at $1.60 per share)        151     241,329                    241,480

Shares purchased in rescission
  offer (10,562 shares)             (11)    (16,888)                   (16,899)

Issuance of stock, public
  offering, August - September
  1992 (344 shares at $16.00
  per share)                          1       5,499                      5,500

Net loss                                                (562,751)     (562,751)
                                 ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1992              3,091   1,549,084   (2,117,434)     (565,259)

Issuance of stock, public
  offering October 1992 -
  September 1993 (92,785
  shares at $16.00 per share)        93   1,484,457                  1,484,550

Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per
  share)                              3       3,997                      4,000

                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                         Additional   During the
                                 Common   Paid-in     Development
                                 Stock    Capital        Stage        Total
                                 ------  ----------   -----------     -----

Issuance of warrants to
  stockholder                   $        $    6,333  $             $     6,333

Conversion of $103,000 of
  notes payable to stock-
  holders and accrued
  interest, December 1992
  (6,438 shares)                    6       102,994                    103,000

Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                 9       149,991                    150,000

Net loss                                              (1,207,921)   (1,207,921)
                                 ------   ---------   ----------    ----------

Balance (deficit),
  September 30, 1993             3,202    3,296,856   (3,325,355)      (25,297)

Issuance of warrants to
  stockholders                              226,000                    226,000

Issuance of stock for
  exercise of stock options,
  March 1994 (3,750 shares
  at $1.60 per share)                4        5,996                      6,000

Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                  4       49,997                     50,001

Net loss                                                (767,427)     (767,427)
                                 ------   ---------   ----------    ----------
Balance (deficit),
  September 30, 1994             3,210    3,578,849   (4,092,782)     (510,723)

                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

     Periods Ended September 30, 1988 Through September 30,
    1996 and the Six Months Ended March 31, 1997 (Unaudited)


                                                        Deficit
                                                      Accumulated
                                         Additional   During the
                                 Common   Paid-in     Development
                                 Stock    Capital        Stage        Total
                                 ------  ----------   -----------     -----

Issuance of warrants to
  stockholders                  $        $    9,760  $             $     9,760

Issuance of stock, May 1995
 (6,250 shares at $8.00 per
  share)                             6       49,994                     50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per
  share)                             6       49,994                     50,000

Issuance of stock for expenses,
  July 1995 (18,750 shares
  at $8.00 per share) (Note 7)      19      149,981                    150,000

Net loss                                                (896,998)     (896,998)
                                 ------   ---------   ----------    ----------

Balance (deficit),
  September 30, 1995             3,241    3,838,578   (4,989,780)   (1,147,961)

Issuance of warrants to
  stockholders                                5,340                      5,340

Net loss                                                (551,621)     (551,621)
                                 ------   ---------   ----------    ----------
Balance (deficit),
   September 30, 1996            3,241    3,843,918   (5,541,401)   (1,694,242)

Net loss                                                (521,064)     (521,064)
                                 ------   ---------   ----------    ----------
Balance (deficit),
 March 31, 1997
  (Unaudited)                   $3,241   $3,843,918  $(6,062,465)  $(2,215,306)
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

As of March 31, 1997, the Company had executed notes payable to stockholders under this arrangement for the aggregate amount of $500,000. The Company is committed to issue 50,000 shares of Series B Common Stock to the holders of the notes.

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

During 1997, the Board of Directors approved a Stock Option Plan which provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Series B Common Stock for key employees and non-employee Directors of the Company. Implementation of the Plan is subject to approval by stockholders.

On January 5, 1994, the Board of Directors adopted a resolution for a four-to-one reverse stock split of the Company's Common Stock.
Stockholder approval for the reverse stock split was obtained at the March 2, 1994 annual meeting of stockholders.

The reverse stock splits were implemented during the quarter ended March 31, 1997. All numbers of common stock shares and per share data have been restated to reflect the reverse stock splits.

NOTE 4:  LOSS PER COMMON SHARE
------------------------------

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, after giving effect to the reverse stock splits described in Note 3. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992) have been treated as outstanding for all periods presented.

                    THERMOENERGY CORPORATION
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1997
                            UNAUDITED


NOTE 4:  LOSS PER COMMON SHARE (Continued)
------------------------------------------

The weighted average number of common shares used in the loss per share computations were 3,704,164 shares for the period cumulative since inception through March 31, 1997, and 3,799,555 shares for the six month and three month periods ended March 31, 1997 and 1996.

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

Item 5.  Other Information

None

Item 6.  Exhibits and Report on Form 8-K

     (a)  None.

     (b) No reports on Form 8-K have been filed during the quarter ending March 31, 1997.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment report to be signed on its behalf of the undersigned, thereunto duly authorized.

     Date: July 23, 1997

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer