Form 10-Q
period 1997-06-30
THERMOENERGY CORP
filed 1997-07-25
CIK 884504

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM       TO
               COMMISSION FILE NUMBER 33-46104-FW
                            -----------

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

     Balance Sheets - June 30, 1997 (Unaudited) and September
     30, 1996.

     Statements of Operations - Cumulative During Development Stage Through June 30, 1997 (Unaudited), Nine Months Ended June 30, 1997 and 1996 and Three Months Ended June 30, 1997 and 1996
     (Unaudited).

     Statements of Changes in Stockholders' Equity (Deficit) -
     Periods Ended September 30, 1988 through September 30, 1996 and Nine Months ended June 30, 1997 (Unaudited).

     Statements of Cash Flows - Cumulative During Development Stage Through June 30, 1997 (Unaudited) and Nine Months Ended
     June 30, 1997 and 1996 (Unaudited).

                         THERMOENERGY CORPORATION
                       (A Development Stage Company)

                              BALANCE SHEETS

                                             June 30,       September 30,
                                             1997           1996
                                             -----------    ------------
                                             (Unaudited)

ASSETS

Cash                                                50,117           62,333
Deferred public offering expenses (Note 3)         126,432
                                                  --------         --------
Total Current Assets                               176,549           62,333

Advances to officers                               223,365           96,200
Accrued interest receivable - officers              18,499            9,138
Property and equipment, at cost:
 Equipment                                          14,818           14,818
 Furniture and fixtures                              4,991            4,991
Less accumulated depreciation                     (15,344)         (14,147)
                                                  --------         --------
                                                     4,465            5,662
                                                  --------         --------
                                                   422,878          173,333


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                   454,792          360,288
Accrued expenses:
 Salaries                                          522,444          364,314
 Consulting Fee                                    100,000          100,000
 Other                                             170,464           92,513
                                                  --------         --------
                                                   792,908          556,827
Deferred compensation                              229,030          215,460
Notes payable to stockholders (Note 2)           1,341,000          735,000
                                                 ---------        ---------
Total Current Liabilities                        2,817,730        1,867,575
                                                 ---------        ---------

Stockholders' equity (deficit)(Note 3):
  Preferred stock, non-voting,
  $1 par value:
  Authorized - 10,000,000 shares;
  none issued
 Common Stock, $.001 par value:
 Series A Common Stock;
  Authorized - 10,000,000 shares;
  no shares issued and outstanding
 Series B Common Stock;
  Authorized - 65,000,000 shares;
  issued - 3,241,201 shares;
  outstanding - 3,157,372 shares                     3,241            3,241
Additional paid-in capital                       3,843,918        3,843,918
Deficit accumulated during
  the development stage                        (6,242,011)      (5,541,401)
                                               -----------      -----------
                                               (2,394,852)      (1,694,242)
                                               -----------      -----------

                                                   422,878          173,333
                                               ===========      ===========

See notes to financial statements.

                        THERMOENERGY CORPORATION
                      (A Development Stage Company)

                        STATEMENTS OF OPERATIONS

                         Cumulative
                         During
                         Development     Nine Months         Three Months
                         Stage           Ended               Ended
                         Through         June 30,      June 30,
                         June 30,
                         1997        1997      1996      1997       1996
                         ----------- -----     -----     -----      ----


Operating Expenses            4,603,585   519,753    300,533  125,596   78,619
General and Admin-
istrative Payments
under licenses                  627,266
Travel and entertainment        883,315   132,645     60,988   32,762   18,174
                              ---------  --------   -------- -------- --------
                              6,114,166   652,398    361,521  158,358   96,793
                              ---------  --------   -------- -------- --------

Loss From Operations        (6,114,166) (652,398)  (361,521)(158,358) (96,793)
                            ----------- ---------  ------------------ --------

Other Income (Expense)
 Interest Income                 70,146     9,361      4,961    4,036    1,834
 Interest Expense             (197,991)  (57,573)   (26,273) (25,224)  (8,796)
                             ---------- ---------  --------- --------  -------
                              (127,845)  (48,212)   (21,312) (21,188)  (6,962)
                             ---------- ---------  --------- --------  -------

Net Loss                    (6,242,011) (700,610)  (382,833)(179,546)(103,755)
                            ===========  ========  ========= ======== ========

Per Common Share
(Notes 3 and 4)
Loss From Operations      (1.65)     (0.17)    (0.10)    (0.04)   (0.03)

Net Loss                  (1.68)     (0.18)    (0.10)    (0.05)   (0.03)




See notes top financial statements.

                         THERMOENERGY CORPORATION
                       (A Development State Company)

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    Periods Ended September 30, 1988 Through September 30, 1996 and the
                Nine Months Ended June 30, 1997 (Unaudited)


                                                   Deficit
                                                   Accumulated
                                    Additional     During the
                          Common    Paid-In        Development
                          Stock     Capital        Stage          Total
                          -------   ------------   ------------   -----

Issuance of stock,
January 1988:
  (2,205,762 shares
  at $.08 per share)         $  2,206     $  178,094  $             $  180,300

Net Loss                                                 (290,483)   (290,483)
                             --------     ----------  ------------  ----------

Balance (deficit),
 September 30, 1988             2,206        178,094     (290,483)   (110,183)

Conversion of $412,000
  of debentures
  and accrued interest,
  September 1989
  (306,335 shares)                306        456,695                   457,001

Net loss                                                 (338,985)   (338,985)
                             --------     ----------     ---------   ---------

Balance (deficit),
September 30, 1989              2,512        634,789     (629,468)       7,833

Net loss                                                 (255,036)   (255,036)
                             --------     ----------     ---------   ---------

Balance (deficit),
September 30, 1990              2,512        634,789     (884,504)   (247,203)

Conversion of $63,000
  of unsecured debentures
  and accrued interest
  at 10%,March 1991
  44,286 shares)                   44         70,813                    70,857

Issuance of stock,
May-June 1991,
( 387,880 shares:
  366,630 at $1.60
  per share;
  21,250 shares
  at $.80 per share:              388        603,219                   603,607

Issuance of stock
  for interest,
  June 1991, (1,375 shares
  at $1.60 per share)               1          2,199                     2,200



                         THERMOENERGY CORPORATION
                       (A Development Stage Company)

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    Periods Ended September 30, 1988 Through September 30, 1996 and the
                Nine Months Ended June 30, 1997 (Unaudited)

                                                   Deficit
                                                   Accumulated
                                     Additional    During the
                            Common   Paid-In       Development
                            Stock    Capital       Stage            Total
                            -------  ------------  ------------     -------


Issuance of stock
  for expenses incurred
  by stockholders,
  July 1991
  (5,081 shares at
  $1.60 per share)              $      5     $  8,124 $            $     8,129

Net Loss                                                 (670,179)   (670,179)
                                 -------   ---------- ------------ -----------

Balance (deficit),
  September 30,1991                2,950    1,319,144  (1,554,683)   (232,589)

Issuance of stock,
  October-December 1991
  (150,925 shares at
  $1.60 per share)                   151      241,329                  241,480

Shares purchased
  in rescission offer
  (10,562 shares)                   (11)     (16,888)                 (16,899)

Issuance of stock,
  public offering,
  August-September 1992
  (344 shares at $16.00
  per share)                           1        5,499                    5,500

Net loss                                                 (562,751)   (562,751)
                                 -------    ---------    ---------   ---------

Balance (deficit),
  September 30,1992                3,091    1,549,084  (2,117,434)   (565,259)

Issuance of stock,
  public offering
  October 1992 -
  September 1993
  (92,785 shares
  at $16.00 per share)                93    1,484,457                1,484,550

Issuance of stock
  for exercise of
  stock options, May 1993
  (2,500 shares at
  $16.00 per share)                    3        3,997                    4,000



                         THERMOENERGY CORPORATION
                       (A Development Stage Company)

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

    Periods Ended September 30, 1988 Through September 30, 1996 and the
                Nine Months Ended June 30, 1997 (Unaudited)


                                                           Deficit
                                                       Accumulated
                                           Additional   During the
                                  Common      Paid in  Development
                                   Stock      Capital        Stage       Total
                                  ------    ---------  -----------      ------


Issuance of warrants to
stockholder                       $        $    6,333  $            $    6,333

Conversion of $103,000 of
notes payable to stockholders
and accrued interest,
December 1992 (6,438 shares)           6      102,994                  103,000

Issuance of stock for
consulting services, June
1993 (9,375 shares at
$16.00 per share)                      9      149,991                  150,000

Net loss                                               (1,207,921) (1,207,921)
                                 -------    --------- ------------ -----------

Balance (deficit),
September 30,1993                  3,202    3,296,856  (3,325,355)    (25,297)

Issuance of warrants to
stockholders                                  226,000                  226,000

Issuance of stock
  for exercise of stock
  options, March 1994
(3,750 shares at
$1.60 per share)                       4        5,996                    6,000

Issuance of stock
  for exercise of warrants
  by stockholder,
  August 1994
(3,667 shares at
$13.60 per share)                      4       49,997                   50,001

Net loss                                                 (767,427)   (767,427)
                                 -------    ---------   ----------  ----------

Balance (deficit),
September 30, 1994                 3,210    3,578,849  (4,092,782)   (510,723)



                         THERMOENERGY CORPORATION
                       (A Development Stage Company)

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

    Periods Ended September 30, 1988 Through September 30, 1996 and the
                Nine Months Ended June 30, 1997 (Unaudited)

                                                       Deficit
                                                       Accumulated
                                        Additional     During the
                              Common    Paid-in        Development
                              Stock     Capital        Stage          Total
                              -------   ----------     -----------    -----
Issuance of warrants
  to stockholder                  $        $  9,760      $            $  9,760

Issuance of stock,
May 1995 (6,250 shares
at $8.00 per share)                   6      49,994                     50,000

Issuance of stock for
exercise of warrants by
stockholder, June 1995
(6,250 shares at $8.00
per share)                            6      49,994                     50,000

Issuance of stock for
  expenses, July 1995
  (18,750 shares at
  $8.00 per share)                   19     149,981                    150,000
                                  -----     -------      --------     --------

Net loss                                                (896,998)    (896,998)


Balance (deficit),
September 30, 1995                3,241   3,838,578   (4,989,780)  (1,147,961)

Issuance of warrants to
stockholders                                  5,340                      5,340

Net loss                                                (551,621)    (551,621)
                                ------- -----------   -----------  -----------

Balance (deficit),
September 30, 1996                3,241   3,843,918   (5,541,401)  (1,694,242)

Net loss                                                (700,610)    (700,610)
                                ------- -----------   -----------  -----------

Balance (deficit),
June 30, 1997
(Unaudited)                      $3,241  $3,843,918  $(6,242,011) $(2,394,852)
                                =======  ==========   ===========  ===========

See notes to financial statements

                         THERMOENERGY CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                   Cumulative
                                   During
                                   Development         Nine Months
                                   Stage Through       Ended June 30
                                   June 30, 1997       1997           1996
                                   --------------      ----           ----
                                   (Unaudited)

Operating Activities:
Net loss                                $(6,242,011)  $(700,610)   $(382,833)
Items not requiring
(providing) cash:
Depreciation                                  15,344       1,197        2,373
Expenses funded by Common
Stock issuance                               543,187
Other                                          3,341
Changes in:
Advances to officers                       (422,348)   (127,165)     (28,000)
Other assets                               (144,931)   (135,793)      (4,961)
Accounts payable                             454,792      94,504       58,214
Accrued expenses                             792,908     236,081      151,195
Deferred compensation                        428,012      13,570       12,261
                                        ------------  ----------   ----------

Net cash used in
operating activities                     (4,571,706)   (618,216)    (191,751)
                                        ------------  ----------   ----------

Investing activities:
Purchase of fixed assets                    (19,808)
Other                                        (3,341)
                                        ------------  ----------   ----------
Net cash used in
investing activities                        (23,149)
                                        ------------  ----------   ----------

Financing activities:
Proceeds from issuance of
Common Stock and warrants                  2,620,562                    1,800
Proceeds from notes payable                1,595,609     606,000       88,200
Proceeds from convertible debentures         475,000
Payments on notes payable                  (154,609)
Other                                        108,410                   65,000
                                        ------------  ----------  -----------

Net cash provided by
financing activities                       4,644,972     606,000      155,000
                                        ------------  ----------  -----------

Increase (decrease) in cash                   50,117    (12,216)     (36,751)

Cash, beginning of period                          0      62,333       52,524
                                        ------------  ----------  -----------

Cash, end of period                     $     50,117 $    50,117  $    15,773

                                         ===========  ==========   ==========

See notes to financial statements.

                     THERMOENERGY CORPORATION
                  (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997
                            UNAUDITED


NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of June 30, 1997, the statements of operations and cash flows cumulative during development stage through June 30, 1997, the statements of operations for the nine months and three months ended June 30, 1997 and 1996 and the statements of changes in stockholders' equity (deficit) and cash flows for the nine months ended June 30, 1997, have been prepared by Thermoenergy Corporation (the "Company"), formerly Innotek Corporation, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance wit Article 10 of Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K.

NOTE 2:  NOTES PAYABLE TO STOCKHOLDERS

As of September 30, 1996 notes payable to stockholders aggregating $735,000 were outstanding. The unsecured notes mature four years from the date of issuance with interest at a rate of 6.63%. The notes provide that the principal balances and accrued interest will become immediately due and payable at the closing of the next public offering of securities of the Company should that event occur prior to the stated maturity date. In addition, if the Company obtains financing from a third party on terms more favorable to the third party than the terms of the notes to the stockholders, the Company and the stockholders may agree to modify the notes to the stockholders to reflect such m ore favorable terms. The notes payable have been classified as current liabilities since management anticipates that they will be paid off within one year.

In December 1996, the Board of Directors authorized the Company to borrow from stockholders up to $500,000 to fund operations through the completion of a proposed public offering (see Note
3). The terms of the unsecured notes provided for maturities six months from the date of execution or the closing of the proposed public offering, whichever was sooner, with interest at a rate of 10%. The maturity dates of the $500,000 of outstanding notes payable were extended to December 1997 and the Board of Directors authorized an additional $200,000 of such notes during the quarter ended June 30, 1997. A total of $106,000 of such notes were issued during the quarter ended June 30, 1997. The notes also provide for the issuance of shares of Series B Common Stock (see Note 3), to the holders of the notes, in the ratio of one share for each $10 loan to the Company, within six months from the date of execution of the notes or extensions thereof or the closing of the proposed public offering, whichever is sooner.

As of June 30, 1997, the Company had executed notes payable to stockholders under this arrangement in the aggregate amount of $606,000. The Company is committed to issue 60,600 shares of Series B Common Stock to the holders of the notes.

NOTE 3:  COMMON STOCK

On October 23, 1996, the Board of Directors of the Company approved the execution of a nonbinding letter of intent with a NASD member-broker-dealer to act as managing underwriter in connection with a proposed public offering. The letter of intent provided for the underwriting on a firm commitment basis of approximately 1,600,000 shares of Series A Common Stock (as described more fully below) and 1,600,000 warrants redeemable for Series A Common Stock, based upon no more than 3,500,000 shares of Common Stock and 1,600,000 warrants convertible to Common Stock outstanding immediately prior to closing.

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

During May 1997, the Company and the managing underwriter terminated the nonbinding letter of intent regarding the Company's proposed public offering. Negotiations with the underwriter resulted in the structure for the proposed public offering described more fully in Note 7. As of June 30, 1997, public offering expenses aggregating $126,432 have been deferred and will be charged against the gross proceeds of the public offering.

The two reverse stock splits described above were implemented during the quarter ended March 31, 1997. All numbers of common stock shares and per share data have been restated to reflect the reverse stock splits.

During 1997, the Board of Directors approved a Stock Option Plan which provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Series B Common Stock for key employees and non-employee Directors of the Company.
Implementation of the Plan is subject to approval by stockholders.

NOTE 4:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by weighted average number of shares outstanding during the period, after giving effect to the reverse stock splits described in Note 3. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992) have been treated as outstanding for all periods presented.

The weighted average number of common shares used in the loss per share computations were 3,706,693 shares for the period cumulative since inception through June 30, 1997, and 3,799,555 shares for the nine month and three month periods ended June 30, 1997 and 1996.

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

The Company plans to use the net proceeds from the public offering to satisfy the cash requirements for its operations for the next eighteen months. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. During the next twelve months, the Company expects to add two executives to senior management, seven engineering, technical and sales positions and three clerical positions.

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

NOTE 6:  EXECUTIVE BONUS PLAN

In January 1997, the Company's Board of Directors established a five-year Executive Bonus Plan (the "Bonus Plan") to reward executive officers and other key employees based upon the Company achieving certain performance levels. Under the Bonus Plan, commencing with the Company's 1997 fiscal year and for each of the four fiscal years thereafter, the Company will have discretion to award bonuses in an aggregate amount in each fiscal year equal to 1% of the Company's net sales revenues for each fiscal year, provided and on condition that the Company achieves a net profit before taxes of not less than 5% of net sales but less than 15% of net sales. The Board of Directors approved bonus payment percentages for certain individuals for fiscal 1997. In the future, the Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool which may be paid annually to participants.

NOTE 7:  SUBSEQUENT EVENT

During July 1997, the Company and the managing underwriter discussed in Note 3, executed a nonbinding letter of intent revising the proposed public offering. The letter of intent provides for the underwriting on a firm commitment basis of 1,100,000 units consisting of one share of Series A Common Stock, one Series 1 Common Stock Warrant exercisable within 48 months at 120% of the offering price and callable at 200% of the offering price, and one Series 2 Common Stock Warrant exercisable within 48 months at 200% of the offering price and callable at 300% of the offering price.

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

Plan of Operations
------------------

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

     The Company anticipates that the Offering will enable the Company to complete the Radford Army Ammunition Plant and the New York City demonstration projects. The Company believes that such projects, if successful, will allow the Company to generate income through the commercialization of the Technologies.

Results of Operations
---------------------

     For the nine months ended June 30, 1997, the Company incurred a net loss of $700,610 as compared to $382,833 for the nine months ended June 30, 1996.

     General and administrative expenses and travel expenses increased during the period ended June 30, 1997 compared to June 30, 1996 due to the Company's efforts in pursuing equity capital and selected projects. Interest expense also increased between the same two periods due to the increase in notes payable to stockholders.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended June 30, 1997, the Company used
$618,216 of cash in operations compared to $191,751 during the same period in 1996.

     During the nine months ended June 30, 1997, the Company met its liquidity needs primarily from borrowings from stockholders
(see Note 2 of Notes to Financial Statements).

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

     The Company believes that the net proceeds from this Offering will be sufficient to meet its cash, operation and liquidity requirements for a minimum of 18 months.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a)  None.

     (b) No reports on Form 8-K have been filed during the quarter ending June 30, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this amendment report to be signed on its behalf of the undersigned, thereunto duly authorized.

     Date: July 25, 1997

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer