Form 10-K405
period 1997-09-30
THERMOENERGY CORP
filed 1997-12-29
CIK 884504

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997
                       Commission File Number 33-46104-FW

                            THERMOENERGY CORPORATION
            (EXACT NAME OF REGISTRATION AS SPECIFIED IN ITS CHARTER)

         Arkansas                                          71-00659511
(State or other jurisdiction of                         (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

                          323 Center Street, Suite 1300
                           Little Rock, Arkansas 72201
           (Address of principal executive offices including Zip Code)

               Registrant's telephone number, including area code:
                                 (501) 376-6477

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class           Name of Exchange on Which Registered
                  None                                   None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of Each Class
                                      None

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No _______.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [ x ].

         As of December 22, 1997, there were 3,402,968 shares of common stock issued and outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 22, 1997 is explained in Item 5.

                                     PART I

                                Item 1 BUSINESS

         The Company was incorporated in Arkansas on January 19, 1988, under the name Innotek Corporation, at the direction of the Board of Directors and majority shareholders of American Fuel and Power Corporation ("AFP"). In 1986, AFP executed an agreement with Battelle concerning development of the STORS and NitRem technologies. However, since AFP's primary business was motor fuel additives and industrial lubricants, AFP sublicensed the technologies to the Company, under an agreement requiring that 70% (approximately 1,543,750 shares) of the Company's initial outstanding common stock be issued and subsequently distributed to AFP shareholders. The Company subsequently entered a license agreement with Battelle Memorial Institute which supersedes the previous agreement between Battelle and AFP. On December 12, 1996 the Company changed its name from Innotek Corporation to ThermoEnergy Corporation. (See Certain Relationships and Related Transactions).

         The Company is the exclusive worldwide (except STORS in Japan) licensee for certain environmental technologies developed by Battelle. These technologies are primarily aimed at solving waste water problems for broad-based markets. These technologies include two chemical process technologies known as the Sludge-To-Oil Reactor System (STORS(TM)) and Nitrogen Removal (NitRem(TM)). The third technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor(TM) ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (collectively, STORS, NitRem and DSR are referred to as the "Technologies"). The Company's applications of the Technologies eliminate damaging organic and nitrogenous contaminants from municipal, DoD and industrial waste streams.

         STORS is a thermochemical process that converts raw undigested municipal sewage sludge (biosolids) into a useable fuel oil similar to diesel fuel. Management believes that integrating the Technologies into the design of municipal sewage sludge treatment and processing facilities results in (i) an environmentally responsible treatment of sewage sludge and (ii) cost efficiencies as a result of lower capital and operating costs for these treatment and processing facilities. The introduction of STORS into the municipal waste water processing industry will not only allow municipal operators to meet or exceed regulatory standards, but should also drastically reduce ordinary or conventional capital and operating costs for treatment facilities.

         NitRem is a hydrothermal process, similar in operation to STORS, applied to processing solely aqueous waste streams. When operating in conjunction with STORS, NitRem can process waste water to near drinking water standards, allowing for the recovery and reuse of this valuable resource. In addition, NitRem, operating as a stand alone technology, can convert virtually any hazardous or nonhazardous aqueous waste stream containing nitrogenous compounds (nitrates, nitrites, amines and ammonia) into an environmentally safe and acceptable form. NitRem's compact design is ideal for small mobile processing units, opening up an additional markets. Since the waste is processed and treated on-site, the waste generator is not susceptible to long-term liabilities associated with off-site waste processing or storage (e.g. landfilling).

         Both the STORS and NitRem process chemistries are conducted in the patented reactor-within-a-reactor equipment, the DSR, licensed by the Company from Battelle. Management believes that the unique design of the DSR provides STORS and NitRem with an advantage over competing technologies. See "Competition and Proprietary Information".

         Environmental reform efforts have influenced a series of state and federal legislation establishing strict but realistic, environmental standards designed to protect both water and air quality. The impact of this legislation on waste water discharged by municipal and industrial sources has been significant. Plagued by under- capacity and obsolete facilities, publicly owned waste water treatment facilities ("Publicly Owned Treatment Works" or "POTW's") are in need of significant improvements to meet federal and state discharge requirements from legislation such as the Ocean Dumping Ban Act of 1988, the Land Ban Acts, the amended Clean Air Act and rules promulgated thereunder. This legislation, coupled with improvements in chemical detection instrumentation and expanded reporting requirements, have placed rigorous demands on "conventional" waste water treatment and sludge disposal methods currently utilized by municipalities and industry. In addition, interstate compacts, such as the Long Island Sound Agreement and the Chesapeake Bay Agreement, targeted specific waste streams that cause severe ecological damage, ultimately destroying aquatic life ("eutrophication"). The most significant among these pollutants are "nutrients", i.e., nitrogen and phosphate. Known as nutrient loading, the discharge of these compounds into our rivers, lakes or estuaries is a leading cause of eutrophication. Section 320 of the Clean Water Act lists 16 estuaries of national significance that require priority attention, with provisions for additional estuaries to be added in the near future. The economics involved in meeting these new mandates are forcing POTW operators to seek new, alternative treatment and recycling technologies in order to achieve compliance at an affordable cost.

         According to the Environmental Business Journal's ("EBJ"), Annual Industry Overview, Vol. IX, April, 1996, the U.S. environmental industry reached $180 billion in revenues in 1995, posting a growth of 4.3% over 1994. The four largest of EBJ's fourteen environmental industry segments, in terms of revenues generated by private- and public-sector entities related to environmental infrastructure, are solid waste management, wastewater treatment works, water utilities and resource recovery. These four segments represent 57% of total environmental industry revenues. The single largest sector of this market is waste water treatment works, accounting for $27 billion annually, a market which posted an annual average growth of 7.1% between 1989 and 1995.

         The EPA, in its Needs Survey Report to Congress, 1992, estimated the capital required to meet minimum waste water treatment standards in the United States through the year 2012 would be between $31.3 and $37.4 billion.

     Although the Company can neither predict its share of the capital expenditures for improvements by the water and waste facilities market, nor predict the growth in such market, the Company believes that such improvements and growth could include the Technologies if the Company is able to 1) successfully complete one or more of the demonstration projects discussed below and 2) execute on its marketing plan.

         From a competitive standpoint, the lower capital requirements for a STORS/NitRem waste water treatment facility make it an attractive option for municipalities, such as New York City and SBVWD. The top 60 municipal waste water treatment markets account for approximately 80% of all the sewage sludge generated annually in the United States. The Company believes these markets are excellent privatization candidates where the Company could build, own and operate the waste water facilities for the municipality over a contracted period (usually 20 years). These contracts, known as "take or pay" agreements, would call for the local municipal government to pay the Company on a per dry ton per day through-put basis. The Company estimates that these 60 markets will produce approximately 8 million dry tons of sludge per year at a current average internal cost rate in excess of $550 per dry ton or an equivalent of $4.4 billion annually.

         The Company's business strategy is to establish joint ventures or other collaborative working arrangements with larger, more established companies currently operating in the Company's targeted markets. The Company intends to enter into these relationships to (i) effect direct sales of equipment and services to government or industrial users, (ii) sublicense the technologies to industrial users, or (iii) to build, own and operate municipal and/or industrial waste water treatment facilities. The Company is currently negotiating project-specific working arrangements with Foster Wheeler Environmental Corporation. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart, Inc., and Mitsui & Co. (U.S.A.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. See "Business - Strategic Corporate Relationships".
     The Company currently has two projects to demonstrate the Technologies and is in the process of negotiating a third. The Company will not be required to make capital contributions to any such projects and the Company will not receive any revenues or earnings from these demonstration projects. The Company will be reimbursed for administrative and operating costs from the two demonstration projects underway and is negotiating similar arrangements for the third demonstration project.

         In October 1994, the Company and Sam Houston State University, doing business as the Texas Regional Institute for Environmental Studies ("TRIES"), signed an agreement to undertake a demonstration project to evaluate the nitrogen removal process and NitRem's ability to economically and safely treat residual water streams produced from the manufacture of various explosives, such as trinitrotoluene ("TNT") redwater, DNT contaminated wastewater, and various RCRA waste streams within the Department of Defense industrial base and the Department of Defense Commercial Facilities. TRIES holds the contract with the DoD, Department of Army, and the Company has subcontracted with TRIES for the project. The NitRem DSR unit was delivered to the project site, Radford Army Ammunition Plant, Radford, Virginia, in June 1997, began July 21, 1997. Testing and processing of the DoD RAPP test material was concluded on September 5, 1997. The Company has received the final test results and report from TRIES. Preliminary results indicate that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these preliminary results, the Company anticipates marketing NitRem to the DoD. See "Business - NitRem Removal Demonstration - United States Department of the Army Program."

         In July 1996, the Company signed a No Cost Test Agreement ("New York Agreement") with the City of New York, Bureau of Clean Water - Department of Public Works. The purpose of the New York Agreement is to allow the City of New York to evaluate the Company's nitrogen removal processes, including NitRem and any other nitrogen removal process the Company may acquire, and its ability to satisfy the City of New York's nitrogen removal requirement imposed on the City of New York by new federal and state wastewater discharge standards. Successful laboratory and pilot plant results from testing actual samples of New York City's centrate discharge led to the design of this demonstration project. Pursuant to the New York Agreement, Foster Wheeler Environmental Corporation will manage this demonstration project which is scheduled to begin in January 1998. The Company's role in this demonstration project will be limited to providing the Technologies, design and installation of the facility. This will be the first collaborative effort between the Company and Foster Wheeler Environmental Corporation to demonstrate this nitrogen removal process. See "Business Nitrogen Removal Demonstration - New York City Project".

     In September 1996, a $3,000,000  federal grant was appropriated by
Congress for use by the San Bernardino Valley Water District ("SBVWD") for the design, construction and operation of a large-scale STORS wastewater treatment demonstration facility. Assuming the negotiations have been
                                                    6
completed between the Company and SBVWD for the construction of this project, the capacity for this demonstration will have a through put capacity equal to or greater than 75% of the wastewater treatment facilities currently operating within the United States. The Company anticipates that it will be responsible for the design and installation and will subcontract for the construction and operation of the SBVWD demonstration facility. However, there is no assurance that the Company will enter into a definitive project arrangement with SBVWD, or that such arrangement, if entered into, will be on terms and conditions that are sufficiently favorable to the Company to enable it to generate profits. To date, while the Company has discussed the project with several municipal users within the SBVWD, no municipality has yet agreed to host the project. See "Business - STORS Demonstration".

         Although the Company believes that it will be able to enter into additional working arrangements with additional strategic partners and, if the demonstration projects are successful, be awarded sales and/or service contracts based on the Technologies, there can be no assurance that any of these discussions will result in working arrangements, demonstration project contracts, or contract awards, or that such agreements or contracts will result in revenue for the Company. Even if a demonstration project is successfully completed, there can be no assurance that the Company will be awarded commercial contracts for such a project. Even if such contracts are awarded, neither STORS nor NitRem nor the DSR have ever been utilized on a large-scale commercial basis, and there is no assurance that either STORS, NitRem or the DSR will perform successfully on a large-scale commercial basis or that it will be profitable to the Company. There can also be no assurance that either STORS, NitRem or the DSR will not be superseded by other competing technologies.

         The Company registered 125,000 shares of common stock with the Securities and Exchange Commission on June 24, 1992. The Company subsequently sold 93,129 shares of stock, issued 6,438 shares in satisfaction of notes payable with related accrued interest, and terminated the offering effective January 5, 1994. The corporate offices of the Company are located at 323 Center Street, Suite 1300, Little Rock, Arkansas, 72201. The Company's telephone number is (501) 376-6647.

GENERAL OPERATIONS

         The Company is engaged in the development of STORS, a thermochemical process for converting sewer sludge to fuel, NitRem, the process of aqueous phase destruction of nitrates, nitrites, ammonia in amines, and the DSR. Although the STORS technology is generally focused at the municipal waste water treatment market, and the NitRem technology is generally focused at the hazardous waste disposal market, the two technologies work together. NitRem is used to eliminate the ammonia stream and biological oxygen demand for the waste water that is discharged by the STORS process.

         The Company has pursued its development and commercialization of the Technologies through direct marketing to potential end-users as well as through strategic relationships with Battelle, the developer of the Technologies, and Foster Wheeler USA Corporation, an international engineering and construction company. The Company has License Agreements with Battelle, and relies on Battelle to perform all research for the Company.

         The License Agreements with Battelle grant ThermoEnergy an exclusive license to make, use and/or sell the Technologies worldwide, except for STORS in Japan. ThermoEnergy is required to pay royalties to Battelle based on the volume of waste processed through commercialized technologies and the direct sales of DSR equipment. Pursuant to the terms of the License Agreements, the Company had until January 31, 1998 to commercialize either STORS or NitRem or the DSR. "Commercialization" as defined in the License Agreement is the construction and continuous operation of at least one facility with the capacity of ten dry ton equivalent or 1,000 gallons of liquid per day including a full scale demonstration facility. Pursuant to the License Agreements, Battelle continues to reserve rights in the Technologies for research and development purposes. See "Recent Developments".

         A Japanese corporation, Japan Organo, Inc. ("Organo") successfully built and operated a large-scale demonstration STORS facility in a Tokyo suburb between 1992 and 1996. Other than to confirm that the STORS process works on a large-scale basis, this operation has no connection to the Company, and there are no plans to work with Organo on this or any future STORS facility. However, Organo has, in the past, allowed Battelle and the Company to bring potential clients to the site to view the operation and talk directly to their operating engineers. In addition, Organo continues to publish in relevant trade journals a significant amount of operational data generated through the operation of the large-scale demonstration plant. The Company has the exclusive worldwide rights to STORS, except in Japan. The Company has the exclusive worldwide rights, including Japan, to NitRem and the DSR. The Company is currently negotiating with Mitsui & Co., Ltd. to market both the NitRem process and the Dual-Shell Reactor system in Japan. Mitsui is not related to Orango.

         All STORS and NitRem facilities will utilize the DSR as the primary equipment to process all waste streams addressed by these two process chemistries. The DSR utilizes standard off-the-shelf materials, part and/or ancillary components, including the reactor shell and insert, pumps, pipes, valves, computer hardware, operations and diagnostic software. The uniqueness of the technology lies in the combination of the chemistry and the configuration of the process layout to produce the desired results. There are no raw materials used in the fabrication of STORS or NitRem facilities, which are fabricated from inventoried parts and components purchased direct from manufacturers or suppliers.

         STORS and NitRem facilities are very similar in design to existing synthetic fuel, oil refining and chemical process facilities employed on a large-scale by major corporations worldwide. The design of these existing facilities can be readily modified to accommodate the STORS and/or NitRem process differences.

         Operating labor represents the single largest operating and maintenance cost of a STORS or NitRem operating facility, accounting for approximately 10% to 30% of the operating cost, depending on the size of the facility. Like any chemical process or refinery operation, the economy-of-scale is directly proportional to the size of the facility (i.e., the larger the facility, the lower the per unit cost to process).

         Since all STORS and NitRem operational systems are computer monitored and controlled, operation of a STORS or NitRem facility requires two different skill levels. The first is the facility operations manager, who will typically be a professional engineer (either chemical, mechanical or environmental). The second level will consist of equipment operators which will be any employee with average mechanical and/or equipment maintenance skills. All will receive specific as well as cross training on the operations of their particular facility.

         STORS will be primarily marketed to the municipal waste water treatment industry. The Company believes that the municipal waste water treatment market represents 90% of the long-term market potential for STORS, and represents $4.4 billion annually.

         NitRem can process a wide variety of waste streams from such industries as food processing, oil refining, petrochemical and chemical processing, pulp and paper processing, pharmaceuticals, nuclear materials production, textile manufacturing, explosives and energetics manufacturing.

         Throughput capacity is determined by reactor size. The demonstration projects will determine the optimum reactor size which the Company anticipates to be between one to two million gallons per day per reactor. Thereafter, the volume of the waste stream will determine the number of reactors necessary for either a STORS or NitRem processing facility.

         The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS or NitRem facilities at either a demonstration or commercial facility level. The Radford Army Ammunition Plant and the New York City demonstration projects are funded by the U.S. Army and Foster Wheeler, respectively. The San Bernardino Project will be funded by the U.S. EPA. Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for commercial and/or demonstration facilities of either the STORS or NitRem technologies. With regard to STORS, no facilities have yet been built, outside Japan, on a commercial basis.

Until large-scale STORS demonstration facilities have been constructed and operated for a period of time sufficient to produce reliable operating data, it is not possible to accurately estimate capital needs for a STORS facility and such capital needs can only be approximated at plus or minus 20% by an engineering firm with experience and expertise in the chemical processing industry. Therefore, the Company believes that in order to prove the commercial feasibility of the STORS technologies, a large-scale demonstration facility must be sited, constructed and operated successfully. For this reason, the Company has actively promoted the STORS technology since 1988 with the goal of convincing either a United States governmental agency or private industry to fund a full scale demonstration facility of the STORS technologies. See "STORS Demonstration".

         With regard to the Company's NitRem technologies, a large-scale demonstration facility has been constructed and operated for a sufficient period of time to produce operating data which the Company believes it can rely upon in approximating capital needs for a NitRem facility. See "Nitrogen Removal Demonstration".

         The Company will employ conventional separation techniques standard in similar industries. The oil fraction will be siphoned off and sent to a holding tank. The water fraction will be returned via a dedicated pipeline to the front-end of the wastewater treatment plant to be processed utilizing standard industry practices. The char by-product will be handled in one of two ways. If the incoming sewage sludge feedstock contains relatively small percentages of toxic materials (e.g. cadmium, mercury, PCB's, etc.) then the char can potentially be used as a stand-alone fuel source (for example in a cement kiln) or mixed with the oil fraction and used as a fuel source for industrial furnaces or incinerators. However, if the percentage of toxic materials in the influent exceeds regulatory limits then the char can be grouted in cement blocks utilizing conventional methods and landfilled. Both methods of char disposal will be tested on the SBVWD demonstration projects scheduled for the fourth quarter 1997.

         RECENT DEVELOPMENTS

         The Company plans to continue its commercialization efforts during the next fiscal year for both the STORS and NitRem technologies within their target markets, i.e., municipal waste water treatment and hazardous waste disposal markets respectively. The Company is not required to make capital contributions to the following projects and although the Company will be reimbursed for administrative and operating costs, it will not receive any revenues or earnings from these demonstration projects.

         STORS DEMONSTRATION

         STORS is a thermochemical liquefaction process which uses alkaline digestion to dissolve sewage sludge. In the process the sludge is subjected to temperatures ranging from 265 degrees to 350 degrees Centigrade and pressures high enough to prevent boiling. Under these conditions, Aldol Condensation occurs, breaking the sludge into low molecular weight components which recombine to form aromatic compounds. Carbon dioxide and water are eliminated during the dissolution, yielding a hydrophobic product (light oil) with a much higher heating content than the starting sludge. The oil product has a heating value equal to 80% - 90% of that of diesel, and accounts for up to 50% of the organics contained in the influent. The char, or ash, product has a heating value of about 1500-2500 cal/g; however, it represents such a small percentage (less than 5%) of the by-product that it is of little economic value.

         A retrofit STORS physical municipal waste water plant, which is an existing plant to which the Company adds the STORS technology, will consist of one or more reactor units, supported by ancillary equipment, including pumps, holding tanks, valve, computerized controls, heat exchangers and centrifuges. A retrofit of a small STORS facility, e.g. 20 million gallons per day, is projected to cost approximately $8 million. A large scale facility, capable of handling 500,000,000 gpd or greater, has a projected cost range of $65,000,000 to $100,000,000 depending on specific site conditions and sludge constituency (i.e. % of industrial vs. residential, % metals, etc.).

         Alternatively, a new STORS waste water treatment facility, which is a greenfield project or a facility built from the ground up, would have capital costs equal to a retrofit STORS system, in addition to the cost for supporting waste water treatment equipment including, but not limited to, screens/filters for incoming sewage, commutators, thickeners and clarifiers. However, this equipment would be significantly smaller than that needed for current conventional waste water treatment systems utilizing digestors and denitrification equipment, representing a substantial savings in land and capital equipment.

         To sell a full scale commercial STORS waste water treatment system to a municipality, a demonstration plant must be built at and integrated with a working waste water treatment facility and operated for a long enough period of time to generate engineering data sufficient for the initiation of construction of a full scale commercial system. This requires a "host" city willing to join with the Company and Battelle in such a project and participate by contracting to have a STORS system located at one of its waste water treatment facilities.

         In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS demonstration project in the San Bernardino area. The SBVWD agreed to host the project and the Company has met with several local and federal officials in an effort to locate a "host" city. Subsequently, the United States House and Senate approved, in PL 104-204, September 26, 1996, a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office has authorized the EPA's San Francisco office, to disburse the funds accordingly and to administer this grant for the SBVWD project. Assuming the negotiations have been completed between the Company and SBVWD for the construction of this project, the Company anticipates this demonstration plant will have a throughput capacity equal to or larger than 75% of currently operating waste water treatment facilities within the United States. The Company anticipates that it will be responsible for the design and installation, and will subcontract for the construction and operation of the demonstration facility.

         The EPA continues to maintain discretionary control over the disbursement of the $3,000,000 federal grant discussed above. While it is currently the EPA's intention to disburse the funds for the SBVWD project, it is possible that the EPA, in its sole discretion, may redirect these funds for use on a full-scale STORS demonstration project in another EPA region.

         NITROGEN REMOVAL DEMONSTRATION

         NitRem is a noncatalytic, hydrothermal process that converts, under heat and pressure, aqueous phase nitrogenous compounds (i.e., nitrates, nitrites, amines and ammonia) found in industrial and municipal waste into nitrogen gas, water, oxygen and carbon dioxide. The chemistry is similar to gas-phase thermal deNOx except that it is conducted in the liquid or supercritical phases. The NitRem process typically operates in the near-critical regime where temperatures range between 325 degrees and 375 degrees Centigrade and pressures range from 2500 - 3000 psi.

         Capital costs for a NitRem industrial process system is expected to range from $300,000 to $10,000,000. The determining factors for costs are (a) the specific waste stream, (b) through-put, and (c) the specific compliance standard to be achieved. However, many large manufacturing facilities, such as large refineries or chemical process plants, may need more than one NitRem system to handle a variety of waste streams generated by different plant operations.

         Other uses for NitRem systems, including commercial/government ships and oil drilling platforms, require specialized designs that could add up to 30 to 40% in additional capital costs.

         To sell a full-scale commercial NitRem system to a municipality, industrial or military client, the Company must first demonstrate the viability of the process at full scale. The Company has initiated two such demonstration facilities, one which completed its demonstration in September 1997 and the other scheduled to begin demonstrations the first quarter 1998.

         United States Department of the Army Program

         ThermoEnergy and Sam Houston State University, doing business as the Texas Regional Institute for Environmental Studies ("TRIES") signed an agreement in October 1994 allowing ThermoEnergy to demonstrate its NitRem technology to evaluate the nitrogen removal process and its ability to economically and safely treat TNT redwater, DNT contaminated wastewater and various other RCRA waste streams within the Department of Defense ("DoD") industrial base and DoD commercial facilities. ThermoEnergy is the lead subcontractor on this project.

         The first NitRem commercial scale DSR unit was demonstrated at the Radford Army Ammunition Plant, in Radford, Virginia. The $5,000,000 NitRem demonstration project has been completed and been approved by the Army Armament Research Development Command ("ARDEC"). Pursuant to a purchase order issued by ARDEC, ThermoEnergy engaged Glitsch Process System Inc. (a wholly-owned subsidiary of Foster Wheeler Corporation) to fabricate the NitRem unit. The demonstration unit was delivered to Radford on June 16, 1997 and began testing and processing DoD waste streams July 21, 1997. Under the Company's supervision, this demonstration facility was used to process a number of different hazardous waste streams resulting from the manufacture of explosives, including TNT, DNT, HMX and RDX. This NitRem system has been designed as a mobile system in order to process additional waste streams from other Department of Defense sites.

         Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these preliminary results, the Company anticipates marketing NitRem to the DoD.

         New York City Project

         The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over three million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allows the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire. The demonstration facility will be managed by Foster Wheeler Environmental Corporation. The unit, designed as a mobile unit, is scheduled to begin operation in January 1998 and conclude not less than 150 consecutive calendar days, nor more than 200 consecutive calendar days from the start date.

         ThermoEnergy will provide the technology and, in conjunction with Battelle, assist in the design, engineering and operation of the New York City Nitrogen Removal demonstration facility. Foster Wheeler Environmental Corporation will own finance,design, build and manage the overall demonstration project. In addition, should New York City decide to use the Company's technologies in a large-scale commercial project, the Company anticipates that Foster Wheeler will be the prime contractor for the design, construction and installation of equipment for the project facility and the Company will provide design assistance, deliver the Technologies and oversee the operations of the project.

STRATEGIC CORPORATE RELATIONSHIPS

         In September 1994, the Company and Foster Wheeler USA Corporation executed a non-binding Worldwide Marketing Agreement whereby both companies have agreed to jointly market, develop and commercialize the Technologies on a non-exclusive basis. The companies have agreed in principle to work together to develop marketing strategies, identify potential projects and develop joint proposals. The agreement contemplates that when a potential project is identified, the Company will provide Foster Wheeler USA Corporation with the necessary process and design information, and Foster Wheeler USA Corporation will design, procure and construct the required processing facilities for any contracts awarded. Under the agreement, each party is subject to confidentiality obligations. The initial term of the agreement is ten years and the agreement will be automatically extended in three-year periods thereafter. The agreement may be terminated by the mutual agreement of the parties. The Company and Foster Wheeler USA Corporation are working on a marketing strategy for private sector business, initially targeting the pharmaceutical, pulp and paper and petrochemical industries in the U.S. and Europe. In addition, the Company and Foster Wheeler USA Corporation have begun a joint marketing effort within the Department of Navy Surface Systems Command.
                                       14

         In March 1996, the Company entered into a Marketing Agreement with the Atlanta based Dan Cowart, Inc. ("DCI") to market, develop and commercialize the Technologies in Georgia and Florida. DCI is a multi-discipline construction and development firm for large scale real estate projects. Under the agreement, the Company has granted DCI the exclusive right to exploit any and all applications of the Technologies for municipal, local governmental and real estate development markets in Georgia and Florida, and the nonexclusive right to exploit any and all applications of NitRem for industrial markets in Georgia and Florida. The agreement contemplates the formation of a joint venture between the companies to construct and operate future projects. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. The Company will derive revenue upon the sale of a STORS DSR or NitRem DSR unit to an end-user, and fees associated with the operation of such projects. DCI is to be paid a one time success fee of 62,500 warrants convertible into 62,500 shares of ThermoEnergy Series B Common Stock, exercisable within ten years from the date of granting the warrants at a price of $2.00 per share, within 90 days upon the signing of an agreement with a target customer to purchase or utilize any of one of the Technologies. The agreement is for a term of ten years. If no project contracts have been signed by March 28, 1998, the exclusivity of the contract can be terminated by either party upon one month's written notice and, thereafter, DCI's rights to the Technologies in Georgia and Florida would become nonexclusive. The Company in conjunction with Battelle, is developing a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with the Company and Battelle to work on scheduling meetings with municipal and state waste water authorities in Georgia and Florida. Currently, no specific projects are being negotiated.

         In April 1996, the Company entered into a non-binding Memorandum of Understanding with Roy F. Weston, Inc. ("Weston") of West Chester, Pennsylvania, which may be terminated by either company upon written notice to the other.
Weston is an engineering firm which participates in the development of large scale civil engineering projects. The purpose of the memorandum is to provide a preliminary framework for the joint pursuit by the companies of business opportunities for the application of the Technologies. The memorandum contemplates that Weston will provide engineering, construction management, installation, operations and maintenance services in connection with such projects, while the Company will provide the Technologies at a reasonable fee no greater than the Company's most favored licensees. The memorandum incorporates by reference a Proprietary Information Agreement dated August 22, 1995, previously signed by the parties pursuant to which each company has agreed to maintain in confidence all proprietary information furnished by the other.

         In October 1996, the Company entered into a non-binding Memorandum of Understanding ("MOU") with Foster Wheeler Environmental Corporation and Mitsui & Co. (U.S.A.), Inc. ("Mitsui") regarding potential water and waste water projects in Brazil, Mexico and Peru. The purpose of the MOU is to set forth the likely roles of the companies in connection with any business involving the Technologies. As contemplated by the MOU, ThermoEnergy Corporation would provide the rights to use the Technologies for projects jointly developed in Brazil, Mexico and Peru, Foster Wheeler Environmental Corporation would, on contract awards, design, construct and, possibly, operate the Technologies at the identified projects, and Mitsui would gather information regarding opportunities, identify projects, and, possibly, seek to arrange financing for various projects. The participants have held several meetings pursuant to the MOU to discuss possible projects.

         The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The Company believes that its working arrangement with Foster Wheeler Environmental Corporation has enabled the Company to identify hosts and to fund these projects as well. The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies.


         In addition, management believes by using smaller size STORS and NitRem plants POTWs will be able to handle the same flow capacity with lower capital and operating costs.

         Management believes the STORS/NitRem combination facility goes further than other technologies to solving the total waste problems faced by a waste water facility. For example, the Company believes that STORS and NitRem offer POTWs a more cost-effective basis for tertiary water treatment, allowing the recovery and reuse of water processed through the waste water treatment plant with a minimal amount of processing. STORS removes nitrogen, heavy metals, phosphorus, many toxic compounds and produces a high energy fuel. Industrial wastewater often poses the same issues as does municipal wastewater. In addition, there is a large volume of toxic slurries and solutions which pose an even greater problem for their generators than exists for municipalities. A review of the regulatory and technical situation for industrial discharges was presented in the industry journal "Chemical Engineering" in June of 1992: Part 1
- New Environmental Regulations Pose Challenges for Industry, and Part 2 - A Guide to Industrial Pretreatment. The review demonstrates the diversity of wastewater issues faced by industrial facilities, and it is clear that the best solution will vary by industry and even by facility. However, management believes that there are many situations where either a robust technology, insensitive to pollutant concentrations and solids content, or a high destruction efficiency will be required. These situations will often become sales opportunities for the Company.

         Although the Company has an exclusive License Agreement with Battelle for the STORS technology, STORS is not a patentable technology. The Japanese company which originally sponsored the Battelle STORS research has continued its own research in STORS technology for the Japanese market.

         The Company has the rights to two process patents for the NitRem process, one patent for a combined STORS/NitRem process, one patent for the Dual-Shell Reactor System, and one patent for a pumping system to feed sludge into the STORS reactor.

         In addition, companies already engaged in the sewage sludge disposal business, some of which have significantly greater financial capability than the Company, could independently develop similar technological processes and reactors and reach viable commercialization prior to the Company doing so. Certain of the Company's potential competitors have contacted the Company or have been contacted by the Company and have expressed interest in acting as operators of STORS and NitRem facilities which the Company hopes to install.

         The Company anticipates that its primary markets fall into two basic categories: remediation, or environmental clean-up of prior contamination, and waste minimization, or pollution prevention. Both market segments will include the disposal of a wide variety of waste streams, many of which contain toxic and/or hazardous constituents. These two primary markets will consist of three categories: municipal, federal agencies, and industry. The municipal markets will involve the STORS and NitRem technologies for the process and treatment of municipal waste water. Work for federal agencies will almost exclusively utilize the NitRem technology to process a wide variety of waste streams for the Departments of Defense (DoD) and Energy (DoE). DoD and DoE work will involve both remedial and waste minimization efforts. The Company has conducted several tests on DoD wastes utilizing the NitRem pilot plant located at Battelle Pacific Northwest Laboratory, in Richland, Washington. As a result of these tests, Company management is currently collaborating with Foster Wheeler Environmental Corporation to pursue contracts with DoD to dispose of (i) munition residuals resulting from the manufacture of explosives, (ii) rocket propellants, torpedo propellants, chemical/biological weapons, and excess toxic and hazardous ship wastes. Projects where the Company's NitRem technology could benefit DoE are remedial in nature, e.g. the clean-up of aqueous radionuclides resulting from the production of radioactive materials for nuclear weapons over the past sixty years. Management has identified sites where it believes that NitRem could prove useful, include Hanford, Washington, Savannah River site, South Carolina, and Mound, Ohio.

PRIVATIZATION

         A key part of the Company's long-term strategy is to capitalize on the trend toward privatization of municipal services traditionally provided by city government.

         The Company intends to form one or more joint venture arrangements to pursue privatization opportunities in the municipal water/waste water industry. In February 1997, the Company joined with Foster Wheeler Environmental Corporation and Dan Cowart, Inc. in responding to a preproposal solicitation by the City of Atlanta for privatization concepts and Technologies, to which it has not yet received a response.

RESEARCH AND DEVELOPMENT

         Research and development activities with respect to STORS and NitRem are ongoing and are generally conducted by Battelle. The Company conducted no research and development activities for the Company for the year ended September 30, 1997. Payment under licenses expenditures for the Company were $0, $0, $123,000, and $48,500 for the years ended September 30, 1997, 1996, 1995, and
1994, respectively.

ENVIRONMENTAL MATTERS

         Congress recently passed the Clean Drinking Water Act, in addition to H.R. 1907, which requires municipal authorities to publish, on a regular basis, the contents and quality of the municipalities drinking water. The Company believes this Act will bring to the attention of the public sector the amount of certain undesirable elements existing in the drinking water provided by the municipal water works, including ammonia and nitrogen. Such attention could result in public pressure on municipal officials to provide drinking water free of contaminants.

Employees

         As of December 1, 1997, the Company had a total of 2 employees, both full-time: the Chairman and Chief Executive Officer and the President. Both of the Company's employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are satisfactory.

Item 2
                                   PROPERTIES

         The Company leases approximately 1200 square feet of space in Little Rock, Arkansas from an unaffiliated third party under a month to month lease, which the Company uses as its principal executive offices. In the event such lease is not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays.

Item 3
                                LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company or its properties are subject.

ITEM 4.           SUBMISSION OF MATERIALS TO A VOTE OF SECURITY
                  HOLDERS.

         The Annual Meeting of the Shareholders of the Company's was held on September 7, 1997. Andrew T. Melton and Dr. Paul A. Loeffler were elected directors of the Company. The shareholders also (i) approved the Company's 1997 Stock Option Plan and (ii) ratified the appointment of Kemp & Company as independent public accountants for the fiscal year ending September 30, 1997.

          The results of the voting were as follows:

                                                                       Abstain/
                                     For             Against           Withheld

Election of Directors:
Andrew T. Melton                    2,363,998              -             8,338
Dr. Paul A. Loeffler                2,364,455              -             7,881

Approval of 1997
Stock Option Plan                   1,958,327          55,913          32,153

Appointment of Kemp
& Company                           2,335,183               612          7,681


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         There is no public market for the Company's common stock. No dividends have been declared by the Company since inception.

         The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value, of which 10,000,000 shares are designated as Series A Common Stock and of which 65,000,000 shares are designated Series B Common Stock. In addition, the Company's authorized capital stock consists of 10,000,000 shares of Series Preferred Stock, $1.00 par value ("Preferred Stock"). As of December 22, 1997, there were no shares of Series A Common Stock issued and outstanding, 3,402,968 shares of Series B Common Stock outstanding and no shares of Preferred Stock issued and outstanding.

As of December 22, 1997 the number of record holders of the Company's Series B Common Stock was 1,149.

ITEM 6.
                             SELECTED FINANCIAL DATA

           To be filed by Amendment pursuant to Rule 12b-25.

ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          To be filed by Amenment pursuant to Rule 12b-25.

ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this item is contained in Item 14 to this report.



ITEM 9.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE

                                    PART III

Item 10
                 EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

         The names and ages of the executive officers, key employees and directors of the Company, and their positions with the Company, are as follows:

     NAME                       AGE(1)                       POSITION

Dennis C. Cossey                 51                Chairman of the Board,
                                                   Chief Executive Officer,
                                                   Secretary and Director

Primo L. Montesi                 62                President and Director

Louis J. Ortmann, DDS            60                Director

J. Donald Phillips               63                Director

Andrew T. Melton                 51                Director

Dr. Paul A. Loeffler             50                Director

Jerald H. Sklar                  60                Director

(1)      As of September 30, 1997.

         Dennis C. Cossey has served as Chief Executive Officer and Director of the Company since 1988 and Chairman of the Board since 1990. Prior to joining the Company, Mr. Cossey served in executive and sales positions at a number of companies, including IBM Corporation and Peter Kiewit and Sons Engineering. Mr Cossey is a member of the American Society of Naval Engineers, the U.S. Naval Institute, the Society of Naval Architects and Marine Engineers and the Association of Energy Engineers.

         Primo L. Montesi has served as President, Chief Operating Officer and Director of the Company since 1988.

     Louis J. Ortmann, DDS, currently is a Director of Louis J. Ortmann Dental Clinic, Inc. Dr. Ortmann has been practicing dentistry for the last 30 years. Dr. Ortmann has served as a Director of the Company since September 1991.

         J. Donald Phillips is an insurance executive in Little Rock, Arkansas, and currently National Sales Manager for Citizen's Fidelity Insurance Corporation, an Arkansas-based insurance company. Mr. Phillips has been employed by Citizen's Fidelity Insurance Corporation since November 1989. Mr. Phillips has served as Director of the Company since November 1990.

     Andrew T. Melton was a vice president with Merrill Lynch Capital Markets in Little Rock, Arkansas. He has served in this position from 1995 to September 1997. Mr. Melton is also Chief Executive Officer and the principal shareholder of Solomon Financial, Inc., a company he started in January, 1997, specializing in financing Canadian imports to the U.S. Mr. Melton is a certified public accountant and received an MBA in finance and a Bachelor of Science degree in economics from Louisiana Tech University. From 1986 to 1994, Mr. Melton served as Executive Vice President, Chief Financial Officer and Treasurer of Worthen Banking Corporation, Little Rock Arkansas. Mr. Melton has served as a director of the Company since his election September 5, 1997.

     Dr. Paul A. Loeffler is a professor of chemistry at Sam Houston State University, Huntsville, Texas. He has been in this position since 1985, and has been with the chemistry department of Sam Houston State University since 1975. Dr. Loeffler received his Ph.D. and M.A. in organic chemistry from Rice University. Dr. Loeffler also serves as a member of the Board of Directors and is the associate director of the Texas Regional Institute for Environmental Studies ("TRIES") in Huntsville, Texas. Dr. Loeffler has served with TRIES since 1992. Dr. Loeffler has served as a director of the Company since his election on September 5, 1997.

     Jerald H. Sklar, is a member of Waring Cox, PLC, Memphis, Tennessee, where he has practiced since being admitted to the bar in 1965, concentrating in corporate, financial and transactional work. He received a B.A. from Washington & Lee University and an LL.B. from Vanderbilt University. Mr. Sklar is also a principal in Ruby Avenue, LLC, a family business that develops and owns residential and commercial real estate, and Crestwood Partners, L.P., which invests in operating businesses. Mr. Sklar has served as a director of the Company since his election on September 5, 1997.

         The Board of Directors of the Company consists of seven Directors. Up to seven people may serve on the Board of Directors. Directors are elected at the Company's Annual Meeting of Shareholders. Seven Directors serve staggered three year terms, with two Directors elected each year, and one Director serves a five year term. Louis J. Ortmann and J. Donald Phillips were elected on May 3, 1995 and will serve three year terms until May 1998 or until their successors are duly elected. Primo L. Montesi was elected May 1, 1996 and will serve a three year term until May 1999 or until his successor is duly elected. Thomas Randall Kemp was also elected as a director May 1, 1996 to serve a three year term. Mr. Kemp resigned April 15, 1997 at the request of the Company to ensure the continued independency of the Company's auditors. On September 5, 1997, the Board of Directors elected Jerald H. Sklar to fill the vacancy created by Mr. Kemp's resignation. Mr. Sklar will serve until May of 1999 or until his successor is duly elected. Dennis Cossey was elected to a five year term on May 1, 1996 and will serve until May 2001 or until his successor is duly elected. Andrew T. Melton and Dr. Paul A. Loeffler were elected on September 5, 1997 and will serve three years until the 2000 Annual Meeting of Shareholders or until their successors are duly elected.

Item 11
                             EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation paid by the Company for the years ended September 30, 1997, 1996, and 1995 to the Chief Executive Officer and to the four most highly compensated executive officers of the Company. Except as set forth below, no executive officer of the Company had a salary and bonus during the years indicated that exceeded $100,000 for services rendered in all capacities to the Company.


                                    SUMMARY COMPENSATION TABLE

Name and                                                     Annual Compensation
Principal Position                  Year       Salary               Bonus


Dennis Cossey,
Chief Executive Officer and         1997         $121,855(1)
Secretary                           1996         $110,777(1)           --
                                    1995         $ 95,120(1)          --

Primo L. Montesi, President         1997         $121,855(1)
                                    1996         $110,777(1)            --
                                    1995         $ 95,120(1)           --



(1) At September 30, 1995, of the $95,120 reported as salaries to officers, $79,860 was accrued and not paid. All of the reported amount at September 30, 1996 was accrued and not paid. All of the reported amount at September 30, 1997, was accrued and not paid.

Employment Agreements

         The employment agreements of Messrs. Cossey and Montesi provide a base salary of $72,000 with 10 percent annual increases (which have been effective as of January 1 of each year precedent, until the salary of each individual reaches $175,000). Messrs. Cossey and Montesi also were subject to discretionary incentive compensation of up to 50 percent of the base salary of each individual determined by the Compensation Committee. Deferred compensation aggregating $______, $16,678, $16,000 and $11,677 was accrued during the years ended September 30, 1997, 1996, and 1995, respectively, pursuant to the interest provisions of the compensation agreements.

         The Company is the sole beneficiary of a $500,000 and a $200,000 key man life insurance policy on the lives of Messrs. Cossey and Montesi, respectively.

         In addition to the Company's last annual shareholders meeting on September 5, 1997, the directors conducted 2 regular and 13 special Board meetings in the last fiscal year. During fiscal year 1997, all directors attended at least 75% of the meetings of the Board of Directors and committees of which they are members.

     The Board of Directors has established four standing committees. Messrs. Phillips, Melton and Loeffler serve on the Executive Compensation Committee and Mr. Melton is
its chairman. The function of the Executive Compensation Committee includes reviewing the Company's executive salary structure and approving salary and bonus awards to certain key employees. Messrs. Sklar, Ortmann and Montesi serve on the Stock Option Committee, the chairman of which is Mr. Sklar. The Stock Option Committee will review and administer the 1997 Stock Option Plan when funded and any Incentive Stock Option plans, if any, when proposed and adopted. Messrs. Phillips, Ortmann and Sklar serve on the Audit Committee. Mr. Phillips is chairman of the Audit Committee. The Audit Committee reviews the scope and results of the audit by the Company's independent auditors, makes recommendations to the Board as to the selection of independent auditors, and has approval authority with respect to services provided by the independent
auditors.  In  addition,  it  reviews  systems  of  internal  control,   reviews
accounting policies and procedures, and directs and supervises investigation into matters within the scope of its duties. Messrs. Cossey, Montesi, Melton, Phillips and Loeffler serve on the Executive Committee, the chairman of which is Mr. Cossey. The Executive Committee meets on a monthly basis or as deemed necessary to oversee the operations of the Company.
Stock Options

On January 3, 1997, as amended on January 30, 1997, the Board of Directors adopted the Company's 1997 Stock Option Plan (the 1997 Plan), subject to approval by the Shareholders to: (i) permit incentive stock options under
Section 422 of the Code to be granted from the Series B Common Stock of the Company; (ii) to provide for automatic grant provisions for non-employee directors. The number of shares available for grant under the 1997 Plan is 750,000 Series B Common Shares. Except for automatic grants to non-employee directors, no other grants have been made. The automatic grants are for non-qualified options of 1,000 shares of Series B Common Stock to be awarded, automatically, without further action by the Board or the Stock Option Committee on the third business day following the day of each annual meeting of the stockholders of the Corporation for each person who is then a member of the Board of Directors and who is not an employee of the Corporation or any of its subsidiaries. Each 1,000 share option granted to a non-employee Director will become exercisable beginning one (1) year from the date of the annual meeting of shareholders on which the date of the options were granted. If a non-employee Director is elected by the Board of Directors to begin serving as Director on a date not coincident with the annual meeting date, the Director will be granted the initial 1,000 share option as of the date of the first meeting at which he or she serves as Director; however, his or her options will become first exercisable beginning one (1) year from the date of the annual meeting at which he or she is first elected by the stockholders and he or she will not receive an additional grant of options upon his first election to the Board. The five non-employee directors have received options for 1,000 shares, however, because no market for the Company's shares exist, the exercise price for these shares has not been determined by the Stock Option Committee.

         With respect to the qualified or "incentive stock options", as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides that the exercise price of each option must be at least equal to 100% of the fair market value of the common stock as of the date such option is granted and requires that all such options have an expiration date not later than the date which is one (1) day before the tenth anniversary of the date of the grant of such options. However, with certain limited exceptions and in event that the option holder ceases to be associated with the Company, or engages in or is involved with any business similar to that of the Company, such option holder's incentive options immediately terminate.

Executive Bonus Plan

         On January 3, 1997, the Company's Board of Directors established a five-year Executive Bonus Plan (the "Bonus Plan") to reward executive officers and other key employees based upon the Company achieving certain performance levels. Under the Bonus Plan, commencing with the Company's 1997 fiscal year and for each of the four fiscal years thereafter, the Company will have discretion to award bonuses in an aggregate amount in each fiscal year equal to 1% of the

Company's net sales revenues for each fiscal year, provided and on condition that the Company achieves a net profit before taxes of not less than 5% of net sales in each year, and provided that the aggregate bonuses in each year (out of the maximum amount of 1% of annual net sales) shall not be in excess of the proportion by which the Company's net profit before taxes is greater than 5% of net sales but less than 15% of net sales. The Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool which may be paid annually to participants. For fiscal 1997, no persons were entitled to receive bonus payments.

         Bonuses under the Bonus Plan are not exclusive of other bonuses that may be awarded by the Board of Directors of the Compensation Committee from time to time.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee for the Board of Directors (the "Committee") is composed of three outside directors. Decisions on compensation of the Company's executives generally are made by the Committee and are reviewed by the full Board. Set forth below is a report submitted by the Committee addressing the Company's compensation policies for 1995 as they affected Dennis C. Cossey, the Company's Chairman of the Board and Chief Executive Officer, and Mr. P. L. Montesi, the Company's President and Chief Operating Officer.

         The Compensation Committee and the management of the Company are committed to the principle that pay should be commensurate with performance and attainment of predetermined financial and strategic objectives. The base salaries of the Company's executives are contained in long-term employment agreements, but are reviewed each year by the Committee in an attempt to compare qualifications, experience and responsibilities at other companies of similar size engaged in the same or similar business as that of the Company. It is customary for companies to rely to a large degree on longer term incentive programs to motivate the employees to perform to the full extent of their abilities for the benefit of the Company's shareholders. The Company has adopted an incentive stock option plan under which no grants have been made to employees. The current long-term employment contract of the Company's executives contains provisions giving the Compensation Committee discretion to award performance bonuses to the Company's executives in an amount no greater than 50% of their particular employment contract base compensation. The overall philosophy for annual incentive compensation for the executives is to provide no benefits when financial objectives are not achieved and to provide increasing awards when financial objectives are achieved. These objectives are designed to increase shareholder value. The Committee seeks to implement executive compensation policies which provide competitive levels of compensation while integrating pay with the Company's annual and long term performance goals, reward above average corporate performance, recognize individual initiative and achievements that will eventually assist the Company in attracting and retaining qualified executives. The Committee considers the total compensation (earned or potentially available) of each of the named officers in establishing each element of compensation.

         In view of the Company's inability to generate revenues for year ended September 30, 1997, the Compensation Committee recommends that employment contracts and compensation terms for Messrs. Cossey and Montesi remain the same.


         Each year the Company's Board of Directors reviews the recommendations of the Compensation Committee. In 1997, the Committee's recommendations were adopted and implemented without change.

December 19, 1997.

                             COMPENSATION COMMITTEE
                             Andrew Melton, Chairman
                     J. Donald Phillips Dr. Paul A. Loeffler

                             AUDIT COMMITTEE REPORT

         Upon recommendation of the Audit Committee, the Board has appointed the independent accounting firm of Kemp & Company as auditors of the Company for Fiscal 1997. Shareholder ratification requires the affirmative vote of the holders of a majority of the Common Shares represented and entitled to vote at the Annual Meeting.

December 19, 1997.


                                 AUDIT COMMITTEE
                          J. Donald Phillips, Chairman
                        Louis J. Ortmann Jerald H. Sklar

Performance Graph

         Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total returns of the U.S. NASDAQ Stock Market and the H & Q Total Return Growth Index for the Company's last five fiscal years. The graph assumes that the value of the investment in the Company's common stock and each index was $100.00 at September 30, 1992, all with dividends reinvested. The information contained in the graph is not deemed to be incorporated by reference into any filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that were made prior to the date of this Form 10-K or in any future filings except to the extent the Company specifically incorporates same by reference.


Comparison of Five-Year Cumulative Total Return












THE H&Q TOTAL RETURN GROWTH INDICES
Annual Data Series

         SCALED PRICES

DATES                      COMPANY          H&Q GROWTH           NASDAQ-U.S.

Sept. 92                   100.00           100.00               100.00
Sept. 93                   100.00           130.87               130.98
Sept. 94                   100.00           131.85               132.06
Sept. 95                   100.00           220.36               182.40
Sept. 96                   100.00           263.89               216.44
Sept. 97                   100.00           277.87               297.11

(1) The cumulative total shareholder return on the Company's common stock registered under Section 12 of the Exchange Act is undeterminable at this point and is therefore represented as a flat return for the Company's last five fiscal years. Consistent with previous Securities and Exchange Act filings of the Company's and representations contained in Part II, Item 5 of this filing, the aggregate market value of the Company's common stock is undeterminable and therefore the components of the registrant's cumulative total shareholder return on its common stock as provided Regulation S-K 402(I) are undeterminable since there is no public market for the Company stock and no dividends have been declared by the Company in the past five fiscal years. The offering price of any and all stock heretofore sold by the Company was based upon the Company's needs for capital and not upon other generally accepted criteria of value. The initial public offering price bears no specific relationship to the Company's assets, earnings, book value or other generally accepted criteria of value and should not be considered as an indication of market value for purpose of calculating the cumulative total shareholder return on the Corporation's common stock.

     (2) Hambrect & Quist has developed both a Technology and a Growth Index to support the observance and analysis of long-term trends within the broadly defined technology sector. Hambrecht & Quist Growth Index is comprised of the publicly traded stocks of 200 Technology Companies. The Technology Index is representative of the overall industry at any point in time, while the Growth Index allows H & Q to observe the performance of this "peer group" separately. Hambrecht & Quist, Inc. is located in New York and San Francisco, California. The inclusion of these indices represents the Company's good faith effort to select as close as possible an industry or line of business index available for comparison as the Company does not believe it can reasonably identify a peer group of issuers with similar market capitalization.





                           [INTENTIONALLY LEFT BLANK]

ITEM 12.
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT.

         The following table sets forth, as of December 22, 1997, the holdings of each person who held of recent, or was known by the Company to own beneficially, more than five percent of any class of the Company's voting security, each director of the Company and all directors and officers of the Company as a group. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their name.


NAME AND ADDRESS                          NUMBER OF SHARES                % OF OUTSTANDING
BENEFICIAL                                OF COMMON STOCK(1)             SHARES OF COMMON
                                                                             STOCK (2)


P.L. Montesi
22 Greenway Drive
Little Rock, AR 72212                                        260,603(3)                    8.03
Dennis Cossey
11706 Pleasant Ridge Drive
Little Rock, AR 72212                                        259,040(4)                    7.99
J. Donald Phillips
218 Belmont
No. Little Rock, AR 72216                                       6,250                        *
Louis J. Ortmann
3832 Victoria Road
Festus, MO 63028                                              21,438(5)                     *
Andrew T. Melton
11825 Hinson Road
Suite 102
Little Rock, AR 72212                                            --                         --
Dr. Paul A. Loeffler
128 Royal Oaks
Huntsville, TX 77340                                             --                         --
Jerald H. Sklar
50 N. Front Street, Suite 1300
Memphis, TN 38103                                             88,215(6)                    2.72
All Officers and Directors as a Group
(7 Persons)                                                  645,313(7)                    19.89
Centerpoint Power Corporation of
VA
8228 Smithfield Road
Springfield, VA 22152                                        701,875(8)                    17.8







Frank T. Rayner
P.O. Box 16532
Panama City, FL 32406                                        228,302(9)                    7.04
Robert Trump
167 E. 61st Street
New York, NY 10021                                           644,595(10)                   18.29


* Less than 1%
     (1) The number of shares of Series B Common Stock referred to below reflects the number of shares beneficially owned after the 1994 Reverse Split and the 1996 Reverse Split were effected by the Company. Computed based on the number of shares of common stock outstanding as of December 22, 1997 plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

     (2) Computed based on the number of shares of Series B Common Stock outstanding as of december 22, 1997. Except as indicated in the footnotes set forth below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Series B Common Stock shown as beneficially owned by them. The numbers shown include shares that are not currently outstanding but which certain stockholders are entitled to acquire or will be entitled to acquire within sixty (60) days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding Series B Common Stock owned by the particular stockholder and by the group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

     (3) Does not include 2,188 shares of Series B Common Stock owned by Mr. Montesi's wife distributed to her on February 9, 1993, pursuant to her status as a shareholder of common stock of American Fuel and Power Company ("AFP") in like amount. Pursuant to shareholder action of the Company May 21, 1988, the Company agreed to issue to AFP stockholders one share of the Company's common stock for each share of AFP common stock outstanding as of April 15, 1988. Mr. Montesi's wife was one of such shareholders of AFP entitling her to stock of the Company. Mr. Montesi disclaims beneficial ownership of the shares of Series B Common Stock owned by his wife. Includes 1,875 Series B Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for restricted stock within forty-eight months from date of purchase and assumes the exercise of all Series B Warrants. Does not include

         6,500 shares of Series B Common Stock to be received upon repayment of a January 1997 loan to the Company.

     (4) Includes 1,875 Series B Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for restricted stock within forty-eight months from date of purchase and assumes the exercise of all Warrants.

     (5) Includes 1,250 shares of Series B Common Stock Dr. Ortmann beneficially owns through Dr. Louis J. Ortmann Dental Clinic, Inc., Profit Sharing Plan. Does not include 7,600 shares of Series B Common Stock to be received upon repayment of a June 1997 loan to the Company. Does not include shares owned by Dr. Ortmann's wife: 26,563 shares of Series B Common Stock, Series B Warrants purchased September 17, 1996 by Mrs. Ortmann for $339.40 exercisable at $2.00 per share for 4,244 shares of Common Stock within forty-eight months from date of purchase, and 5,000 shares of Series B Common Stock to be received upon repayment of an August 14, 1997 loan to the Company. Dr. Ortmann disclaims beneficial ownership of the shares of Common Stock owned by his wife.

     (6) Represents shares owned by Waring Cox, PLC.

     (7) Does not include 5,000 share of Series B Common Stock to be received upon exercise of options granted under the Company's 1997 Stock Option Plan to non-employee directors. Each non-employee director of the Company received options for 1,000 shares of the Company's Series B Common Stock, on September 5, 1997. These options were granted under the Company's 1997 Stock Option Plan and vest September 5, 1998.

     (8) Assumes the exercise of warrants by Centerpoint for 701,875 shares of Series B Common Stock.

     (9) Does not include 5,000 shares of Series B Common Stock to be received upon repayment of a December 1996 loan to the Company.

     (10) Includes a total of 282,822 warrants and 361,773 shares of Series B Common Stock. This includes 392,168 warrants purchased at par value exercisable at $8.00 per share within ten years of (62,500 December 22, 1992; 125,000 April 1, 1993; 208,344 July 15, 1993) and does not include the exercise of warrants by Mr. Trump, 58,825 of which were exercised in August 1994. Includes an additional 62,500 warrants purchased October 14, 1994 for $.02 exercisable at $2.00 per share for restricted stock within 48 months and assumes the exercise of all warrants by Mr. Trump.

         Includes an additional 25,000 shares of restricted common stock purchased May 10, 1995 at $0.50 per share and an additional 25,000 warrants purchased May 10, 1995 at par value exercisable at $2.00 per share for restricted stock which were exercised in June, 1995. Includes an additional 6,250, 5,000 and 12,500 Warrants purchased March 20, 1996, May 17, 1996 and August 28, 1996, respectively, for $500, $400, and $1,000 exercisable at $2.00 per share for restricted stock within forty-eight months from date of each purchase and assumes the exercise of all warrants. Includes 245,596 shares of Series B Common Stock issued to Mr. Trump in July 1997 in consideration of (i) an additional $100,000 capital contribution to the Company, (ii) the conversion of $391,192 in short-term debt to equity, and (iii) the cancellation of 195,596 Series B Warrants exercisable at $8.00 per share.

Escrow Agreement

         All the directors and officers of the Company, and a 5% or more shareholder who were considered a promoter of the Company, on the effective date of the initial public offering that was subsequently terminated January 5, 1994, placed their shares in an escrow account with Worthen Trust Company. According to the terms of the Escrow Agreement, these shareholders could not sell their respective shares of Series B Common Stock for a minimum period of twenty-four months commencing on the effective date of the public offering. That term was completed June 24, 1994. Additionally, the shares are being held in escrow for a maximum period of five years from the effective date or until the Company has met certain financial requirements as provided for in the Escrow Agreement. Shareholders owning shares of Series B Common Stock held under the Escrow Agreement continue to have all voting rights to which the shares are entitled.

ITEM 13.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Organization and Capitalization of the Company

         During and subsequent to fiscal year 1993 the Company distributed 1,416,236 shares of the Company's Series B Common Stock to individual shareholders of AFP in satisfaction of the Company's obligation pursuant to a Sublicense Agreement between the Company and AFP effective March 30, 1988. As of the date of this Prospectus, 127,515 shares remain in a voting trust for the benefit of additional AFP shareholders. The Company acquired the right to some shares of such stock from several former AFP shareholders, and 83,829 shares of such stock were issued to the Company from the voting trust.

         The Company issued Series B Warrants at price equal to par value to Robert Trump of New York for 62,500 shares as of December 23, 1992, 125,000 shares as of April 1, 1993 and 208,344 shares as of July 15, 1993. The related Warrant Agreements provide for an exercise period of ten years from the date of issuance at a price of $8.00 per share. The exercise price is subject to an adjustment in the event that the Company issues shares of Series B Common Stock at a price per share which is less than the Series B Warrant price or the current market value of such shares. On October 14, 1994, the Company sold 62,500 Series B Warrants to Mr. Trump at a price of $0.08 per warrant exercisable within a period of 48 months at a price of $2.00 per share. The Warrant Agreement is related to $245,000 in Bridge Financing provided to the Company by Mr. Trump by a term note at market rates prepayable at any time within 48 months without penalty, from the proceeds of a public offering. On April 25, 1995, the Board of Directors accepted a proposal from Mr. Trump to purchase 25,000 shares of Series B Common Stock at $2.00 per share and purchase 25,000 Series B Warrants at par value per warrant exercisable at $2.00 per share. The effect of the Company selling Series B Common Stock at $2.00 per share (adjusted for the December 12, 1996 four-to-one reverse stock split) activated the terms in prior warrant agreements adjusting the price of 525,000 unexercised warrants to $2.00 per share. The amount discussed above includes an additional 6,250, 5,000 and 12,500 warrants purchased March 20, 1996, May 17, 1996 and August 28, 1996, respectively, for $500, $400 and $1,000 exercisable at $2.00 per share for restricted stock within forty-eight months from date of each purchase and assures the exercise of all warrants. In addition, on July 25, 1997, the Company issued 245,596 shares of Series B Common Stock to Mr. Trump in consideration of (i) an additional $100,000 capital contribution to the Company,
(ii) the conversion of $391,192 in short-term debt to equity, and (iii) the cancellation of 195,596 Series B Warrants owned by Mr. Trump.

Relationship with Battelle

         In August 1991, Battelle entered into a license agreement with the Company, pursuant to which the Company was granted certain rights to make, use and sell the STORS and NitRem processes ("License Agreement"). All prior agreements licensing the STORS and NitRem technologies to the Company, including payments thereunder, were superseded by this Agreement.

         Under  the  License   Agreement,   Battelle  granted  the  Company  the
following:

         (1) An exclusive world-wide license, except in Japan, to practice the STORS thermochemical process for converting municipal sludge and combinations of municipal sludge and municipal solid waste to liquid fuels and the NitRem process, as developed by Battelle including improvements designed by Battelle, in addition to the right of first opportunity for any other applications (e.g. non-municipal) of the STORS and NitRem processes, as they may have been identified, upon payment of an additional fee and royalty at a rate to be negotiated.

         (2) A license to utilize technical information including any unpublished research and development information, unpatented invention, know-how, trade secrets, and technical data in the possession of Battelle prior to the effective date of the License Agreement and which comes into the possession of Battelle during the terms of the License Agreement which relates to the STORS and NitRem processes. Battelle reserved the right to practice the technology for research purposes.

         The Company agreed to the following terms under the License Agreement:

         (1)      The Company paid Battelle a license fee of $129,000.

         (2) The Company shall pay Battelle a royalty fee not greater than 4% of the invoiced cost of processing sludge material or $6 for each ton of dry equivalent weight material input to the STORS process, whichever is greater.

         (3) The Company shall pay Battelle a royalty fee not greater than 5% of the invoiced cost of processing each thousand gallons or $1 for each thousand gallons of input to the NitRem process, whichever is greater.

         (4) If both STORS and the NitRem technologies are used on a single waste stream, then the combined royalty of (2) and (3) above shall not exceed the greater of 5% of the invoiced cost of processing each dry ton equivalent weight material input to the STORS process, or $7.50 for each dry ton equivalent weight material processed.

         (5) If the Company enters into an agreement with a municipal government, wherein the Company sublicenses the STORS and/or NitRem technologies for a sum of money which does not contemplate royalty payments, then the Company shall pay Battelle a lump sum of 10% of the consideration received from the municipality.

         (6) Battelle may, by written notice to the Company, terminate the License Agreement at any time on or after January 31, 1998, if construction and continuous operation of at least one facility with a capacity of ten dry tons equivalent or 1,000 gallons of liquid per day has not been achieved by that date.

         (7) The License Agreement makes explicit the right of any STORS and NitRem facility owner to continue using the Technologies at that facility even after the expiration of the License Agreement.

         As new applications for the Technologies were developed by Battelle, the Company entered into additional agreements with Battelle to expand the applicable license fields for the Technologies. In October 1993, the Company and Battelle entered into an option agreement for the Company to apply NitRem to nitrogen bearing waste from explosives and propellent manufacturers. The Company paid $25,000 for the option. This option was extended in 1994, and in July 1995, the Company and Battelle entered into a license agreement for this license field. This extension of the license field allows the Company to market NitRem to the Department of Defense, and defense manufacturers ("defense license field"). The Company paid Battelle a license fee of $25,000 cash and shares of Series B Common Stock having a value of $80,000. Battelle may terminate this license during April 1999, and during any subsequent April thereafter, if the Company has not generated royalties to Battelle for the defense license field in the amount of $5,000 for the preceding calendar year.

         On July 7, 1995, the Company and Battelle entered into another license agreement to apply NitRem to waste from industrial processes, excluding nitrogen bearing waste from explosives and propellent manufacturers. This includes waste from agriculture and food processing operations, petroleum refining, metal working, chemical, pharmaceutical and materials manufacture, textile processing, and similar waste from government operations ("industrial license field"). The Company paid Battelle a license fee of Series B Common Stock having a value of $75,000 to Battelle. This license also may be terminated by Battelle during April 1999, and during any subsequent April thereafter, if the Company has not generated royalties to Battelle for the industrial license field in the amount of $5,000 for the preceding calendar year.

     On February 15, 1995, the final payment from the Company of $75,000 was due and payable to Battelle under the License Agreement, as amended. Due to the financial condition of the Company at that time, the Company was unable to pay the fee. In addition, the Company also owed Battelle reimbursement of expenses advanced by Battelle to cover travel, research, development and associated costs for technical staff at Battelle engaged in the marketing of the Technologies for the Company. Due to the financial condition of the Company, Battelle agreed, in lieu of cash payment, to accept 18,750 shares of restricted common stock of the Company representing a value of $150,000 based on the Company's last net restricted stock sale at that point in time as full and total payment of all license fees and expenses due from the Company. The License Agreement, when combined with the additional two licenses for defense and industrial license fields, grants the Company the exclusive worldwide rights to STORS and NitRem for all fields of use (except STORS in Japan).
                                       41

     The Company is totally dependent upon the engineering, laboratory, research and development skills and expertise of Battelle to supervise the design and implementation of a STORS or NitRem demonstration facility, for the conducting of laboratory analysis and characterization of various waste streams to be processed through a STORS or NitRem unit, to collect and analyze process equipment and performance data generated during a STORS and/or NitRem demonstration test, and for on-going research and development of the STORS and NitRem processes. The Company must rely on Battelle's engineers to work with the Company's strategic partners to supervise the design and implementation of the demonstration projects. Although Battelle has no contractual obligation to support the Company's efforts to commercialize the Technologies, as the Licensor of the Technologies, it has been Battelle's practice to support the Company, as its Licensee, in such efforts. Battelle has provided services including legal services to maintain Technology patents, laboratory services, engineering and marketing personnel, materials and research and development to support the Company's efforts to commercialize the Technologies and pursue demonstration projects. The Company has reimbursed Battelle an aggregate of $64,000 over the last three years in connection with such support services.

Centerpoint Power Corporation

         In October 1988, the Company engaged the services of Centerpoint Power Corporation, a Virginia corporation, ("Centerpoint"), through a General Compensation and Stock Warrant Agreement, to provide assistance in locating capital financing and/or public funding of a STORS and/or NitRem demonstration facility. The Company executed an amended agreement with Centerpoint in April 1991 which had an expiration date of October 1994. In January 1992, the agreement was amended regarding stock warrant rights. In 1993, the Board of Directors extended the Compensation Agreement with Centerpoint for an additional three years to April 22, 1996 and extended the time for exercising warrant rights for an additional five years to April, 2001, in consideration of the funding to be provided by the U.S. Army, Department of Defense for the Sam Houston State University, doing business as, the Texas Regional Institute for Environmental Studies ("TRIES")/Army Redwater Project.

         Rodman Grimm, President of Centerpoint, served on the Board of Directors of the Company from March 2, 1994 until his resignation December 28, 1996 (for personal reasons).

McKeown & Franz, Inc.

         The Company entered into an agreement with McKeown & Franz, Inc. ("MFI"), in March, 1992, a New York based environmental services firm to assist in the promotion of its nitrogen removal technology to the City of New York. MFI agreed to forego its retainer in return for a success fee and an equity position in the Company should an agreement to develop the nitrogen removal be executed with the City of New York. According to the agreement, MFI would be entitled to receive 9,375 shares of Common Stock, plus an option to buy additional stock upon the Company's signing an agreement with the City of New York for a city sponsored pilot scale demonstration project. In May 1993, the Board of Directors authorized the issuance of 9,375 shares of Series B Common Stock to McKeown & Franz, Inc. pursuant to the terms of the March, 1992 contract in connection with MFI procuring the agreement with New York City to host a full scale nitrogen removal demonstration facility at the City's largest waste water facility. Due to the lack of capital and the inability of the Company to form a strategic alliance to move forward with the New York City project, the Company has not acted on the original demonstration agreement with the City of New York. However, in July of 1996, the Company executed a no-cost test agreement with the City of New York allowing the Company to demonstrate, on-site, the services and capabilities of the nitrogen removal process. This demonstration project will be the first joint project between the Company and Foster Wheeler Environmental Corporation. Additional efforts by MFI contributed to the Company obtaining such no-cost test agreement. MFI is also in a position to receive additional compensation based on a percentage of the overall capital cost of the NitRem demonstration facility and the procurement of one or more full scale facilities as part or all of New York City's nitrogen disposal processes if MFI secures funding for such projects.

         Gerald Franz served as a director of the Company from March 2, 1994, to the expiration of his term, September 5, 1997.

Other Transactions

         Mr. Montesi loaned the Company $65,000 in January of 1997, as part of the Company's $676,000 bridge financing. In addition to repayment of the loan with interest, Mr. Montesi will receive 6,500 shares of Series B Common Stock. Mr. Frank Rayner loaned the Company $50,000 in December of 1996, as part of the Company's $676,000 bridge financing. In addition to repayment of the loan with interest, Mr. Rayner will receive 5,000 shares of Series B Common Stock. Dr. Louis Ortmann loaned the Company $76,000 in June of 1997, as part of the Company's $676,000 bridge financing. In addition to repayment of the loan with interest, Dr. Ortmann will receive 7,600 shares of Series B Common Stock.

         Dr. Paul A. Loeffler, a director of the Company, elected on September 5, 1997 to a three year term expiring at the Annual Meeting of Shareholders 2000, or until his successor is duly elected, is a member of the board of directors of the Texas Regional Institute for Environmental Studies in Huntsville, Texas, and is also the associate director of TRIES. TRIES is the prime contractor with the U.S. Army for the Company's Radford Army Munitions Plant Demonstration Project. See "Business - Nitrogen Removal Demonstration - United States Department of the Army Program".

     Mr. Jerald Sklar, was elected by the Board of Directors on September 5, 1997, to complete the unexpired term of Thomas Randall Kemp. Mr. Sklar is a member of Waring Cox, PLC, counsel to the Company. Waring Cox, PLC also owns 88,215 shares of Series B Common Stock.

Future Transactions

         The Company's Board of Directors has
adopted a policy whereby any future transactions between the Company and any of its subsidiaries, affiliates, officers, directors, principal stockholders and any affiliates of the foregoing will be on terms no less favorable to the Company than could reasonably be obtained in "arm's length" transactions with independent third parties.

ITEM 14.
                 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                               REPORTS ON FORM 8-K

(a)
         (1) and (2)       Financial Statements and Financial Statement
                           Schedules. To be filed by Amendment, pursuant to Rule 12b-25

         1.       Balance Sheets
                  September 30, 1997 and 1996.

         2. Statements of Operations -- years ended September 30, 1997, 1996 and 1995 and cumulative during development stage through September 30, 1997.

         3.       Statements of changes in stockholders'
                  equity (deficit)  --  periods ended
                  September 30, 1988 through
                  September 30, 1997.

         4. Statements of cash flows -- years ended September 30, 1997, 1996 and 1995 and cumulative during development stage through September 30, 1997.

         5.       Notes to financial statements.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3)   Exhibits.

Number assigned
in regulation
S-K, Item 601                       Description of Exhibit
3.1**             Amended and Restated Articles of Incorporation.
3.2**             Amended and Restated Bylaws of the Company.
4.1**             Form of Stock Certificate - Series A Common Stock.
4.2**             Form of Stock Certificate - Series B Common Stock.

9.1*              Voting  Trust  Agreement   between  American  Fuel  and  Power
                  Corporation and P.L. Montesi, Trustee, dated November 1, 1991.
10.1*             License  Agreement  between  Battelle  Memorial  Institute and
                  ThermoEnergy Corporation dated as of August 5, 1991.
10.2(4)           License  Agreement  between  the  Company  and  Battelle
                  Memorial Institute for Battelle's dated July 7, 1995 (defense purposes for NitRem).
10.3(5)           License Agreement between Battelle Memorial Institute and
                  ThermoEnergy Corporation dated July 7, 1995 (industrial
                  purposes for NitRem).
10.4*             Substitute General Compensation and Stock Warrant Agreement
                  between ThermoEnergy Corporation and Centerpoint Power
                  Corporation of Virginia for STORS/Denitrification and NitRem
                  Technologies between ThermoEnergy Corporation and Centerpoint
                  Power Corporation, dated April 22, 1991.
10.5*             First Amendment to Substitute General Compensation and Stock
                  Warrant Agreement between ThermoEnergy Corporation and
                  Centerpoint Power Corporation for STORS/Denitrification and
                  NitRem Technologies by and between ThermoEnergy Corporation and Centerpoint Power Corporation, dated January 30, 1992.
10.6*(1)          Employment Agreement dated January 1, 1992 by and between
                  ThermoEnergy and P. L. Montesi.
10.7*(1)          Employment Agreement dated January 1, 1992 by and between
                  ThermoEnergy and Dennis Cossey.
10.8*             STORS/NitRem  Option  Agreement  between  the  Company  and  a
                  Corporation in Formation dated March, 1992.
10.9*             Agreement between the Company and McKeown and Franz, Inc.
                  dated March, 1992.
10.10(2)          Warrant Agreement with Robert Trump dated December 23, 1992.
10.11(2)          Warrant Agreement with Robert Trump dated April 1, 1993.
10.12(3)          Warrant Agreement with Robert Trump dated July 15, 1993.
10.13(6)          Form Warrant Agreement and Term Note with Robert Trump dated
                  October 14, 1994,  October 17, 1994,  March 20, 1996,  May 17,
                  1996, and May 28, 1996, respectively.
10.14(7)          Form of Promissory Note, Subscription Agreement and Warrant
                  Agreement Concerning Financing Activities of the Company.
10.15(8)          Warrant Agreement dated May 10, 1995 with Robert Trump.
10.16**           Joint Marketing Agreement between Dan Cowart, Inc. and
                  Registrant dated April 1, 1996.
10.17**           Worldwide Marketing Agreement between the Company and Foster
                  Wheeler USA Corporation dated September 1994.
10.18**           Memorandum of Understanding between the Company and
                  Roy F. Weston, Inc. dated April 10, 1996.

10.19**           No Cost Test  Agreement  Between City of New York - Department
                  of Clean Water and Registrant dated July 26, 1996.
10.20**           Memorandum of Understanding Between Foster Wheeler
                  Environmental Corporation and Mitsui Company (U.S.A.) Inc.
                  dated October, 1996.
10.21**           Subcontract  between  Sam  Houston  State  University  and the
                  Company dated October 31, 1994.
10.22**           Modification Number 001 Subcontract SHSU - 5000 - 002 between
                  Sam Houston State University and the Company dated August,
                  1996.
10.23(1)          1997 Stock Option Plan
27.1              Financial Data Schedule (to be filed by amendment pursuant to
                  Rule 12b-25).
28.1*             Form of Security Escrow Agreement.


         * Incorporated by reference from the Company's Registration Statement on Form S-18, File No. 33-46104-FW, effective June 24, 1992.
         ** Incorporated by reference from the Company's Registration Statement on Form SB-2, File No. 333-21613.
          (1)     Management Contract or Compensatory Plan or Arrangement.
          (2) Incorporated by reference from the Company's Form 10-Q of March 31, 1993.
          (3) Incorporated by reference from the Company's Form 10-Q of June 30, 1993.
          (4) Incorporated by reference from the Company's Form 10-K of September 30, 1993.
          (5) Incorporated by reference from the Company's Form 10KA of September 30, 1993.
          (6) Incorporated by reference from the Company's Form 10-Q of March 31, 1995.
          (7) Incorporated by reference from the Company's Form 10-Q of June 30, 1995.
          (8) Incorporated by reference from the Company's Form 10-Q of March 31, 1996.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                     THERMOENERGY CORPORATION


                            By:     /s/ P. L. Montesi
                                        P. L. Montesi
                                        President,  Chief Operating Officer,
                                        Director and Principal Financial Officer




         Signature                          Title                   Date


/s/ Dennis C. Cossey       Chairman, Chief Executive           December 29, 1997
Dennis C. Cossey           Officer, Secretary and Director
                           (Principal Executive Officer)


/s/Primo L. Montesi        President and Director              December 29, 1997
-------------------------- (Principal Financial Officer)
Primo L. Montesi



/s/ J. Donald Phillips     Director                            December 29, 1997
--------------------------
J. Donald Phillips


/s/ Dr. Louis J. Ortmann   Director                            December 29, 1997
--------------------------
Dr. Louis J. Ortmann


-------------------------- Director                            December --, 1997
Andrew T. Melton


-------------------------- Director                            December --, 1997
Dr. Paul A. Loeffler


-------------------------- Director                            December --, 1997
Jerald H. Sklar