Form 10-Q
period 1997-12-31
THERMOENERGY CORP
filed 1998-02-17
CIK 884504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

3,402,968 shares of Common Stock, par value $.001 per share

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                  December 31,          September 30,
                                                                                      1997                1997
                                                                                      ----                ----
                                                                                  (Unaudited)
                                                         ASSETS
Cash - Total Current Assets                                                       $     30,666        $      65,046

Advances to officers                                                                   268,365              258,365
Accrued interest receivable - officers                                                  29,368               23,669
Property and equipment, at cost:
  Equipment                                                                             14,818               14,818
  Furniture and fixtures                                                                 4,991                4,991
  Less accumulated depreciation                                                        (17,686)             (16,978)
                                                                                 -------------       --------------
                                                                                         2,123                2,831
                                                                                --------------      ---------------

                                                                                   $   330,522         $    349,911
                                                                                   ===========         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   820,031         $    778,712
Accrued expenses:
   Salaries                                                                            648,960              590,976
   Interest - stockholders                                                             116,264               92,893
   Deferred compensation                                                               238,519              233,516
Notes payable to stockholders (Note 2)                                               1,072,900            1,052,900
                                                                                   -----------          -----------
      Total Current Liabilities                                                      2,896,674            2,748,997
                                                                                   -----------          -----------

Stockholders' equity (deficit) (Notes 3 and 6):





  Preferred stock, non-voting, $1 par value:
    Authorized - 10,000,000 shares; none issued
  Common Stock, $.001 par value: Series A Common Stock;  Authorized - 10,000,000 shares; no shares issued and outstanding Series B Common Stock; Authorized -
    65,000,000 shares; issued - 3,486,797 shares; outstanding -
    3,402,968 shares                                                                     3,487                3,487
  Additional paid-in capital                                                         4,334,864            4,334,864
  Deficit accumulated during the development stage                                  (6,904,503)          (6,737,437)
                                                                                   -----------          -----------
                                                                                    (2,566,152)          (2,399,086)
                                                                                   -----------          -----------

                                                                                   $   330,522         $    349,911
                                                                                   ===========         ============




See notes to financial statements.




                                                 THERMOENERGY CORPORATION
                                              (A Development Stage Company)

                                                 STATEMENTS OF OPERATIONS

                                       Cumulative
                                         During
                                      Development
                                     Stage Through            Three Months Ended
                                     December 31,               December 31,
                                       1997               1997             1996
                                       ----               ----
                                      (Unaudited)                 (Unaudited)


Operating Expenses:
  General and administrative        $5,135,224          120,526          176,208
  Payments under licenses              652,266
  Travel and entertainment             947,631           29,024           34,802

                                    6,735,121           149,550          211,010


Loss From Operations
                                   (6,735,121)        (149,550)        (211,010)


Other Income (Expense)
  Interest income
                                        82,489            5,855            2,313

  Interest expense                    251,871)         (23,371)         (13,087)
                                      --------         --------         --------
                                    (169,382)         (17,516)         (10,774)

Net Loss                           (6,904,503)        (167,066)        (221,784)
                                   ===========        =========        ========

Basic and Diluted

  Per Common Share (Note 4)
    Loss From Operations              $ (1.81)        $  (0.04)         $ (0.06)

    Net Loss                          $ (1.85)        $  (0.04)         $ (0.06)



See notes to financial statements.


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                Three Months Ended December 31, 1997 (Unaudited)



                                                                                          Deficit
                                                                                      Accumulated
                                                                   Additional          During the
                                                    Common           Paid-in          Development
                                                    Stock            Capital               Stage           Total
Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share)                                       $ 2,206         $  178,094           $               $ 180,300

Net loss                                                                                 (290,483)       (290,483)
                                              ------------   ----------------           ---------        ---------
Balance (deficit),
  September 30, 1988                                 2,206            178,094            (290,483)       (110,183)

Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                                     306            456,695                              457,001

Net loss                                                                                 (338,985)        (338,985)
                                               -----------   ----------------          ----------         ---------

Balance (deficit),
  September 30, 1989                                 2,512            634,789            (629,468)            7,833

Net loss                                                                                 (255,036)        (255,036)
                                               -----------    ---------------          ----------         ---------

Balance (deficit),
  September 30, 1990                                 2,512            634,789            (884,504)        (247,203)

Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)                           44             70,813                                70,857

Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share)                                               388            603,219                               603,607

Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                                       1              2,199                                 2,200



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                Three Months Ended December 31, 1997 (Unaudited)



                                                                                         Deficit
                                                                                      Accumulated
                                                                   Additional          During the
                                                  Common             Paid-in          Development
                                                   Stock             Capital               Stage           Total
Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)              $       5        $     8,124       $                    $    8,129

Net loss                                                                                (670,179)         (670,179)
                                               -----------    ---------------        -----------          ---------

Balance (deficit), September 30,
  1991                                               2,950          1,319,144         (1,554,683)         (232,589)

Issuance of stock, October -
  December 1991 (150,925
  shares at $1.60 per share)                           151            241,329                               241,480

Shares purchased in rescission
  offer (10,562 shares)                                (11)           (16,888)                             (16,899)

Issuance of stock, public
  offering, August - September
  1992 (344 shares at $16.00 per
  share)                                                 1              5,499                                 5,500

Net loss                                                                                (562,751)         (562,751)
                                                ----------   ----------------        -----------          ---------

Balance (deficit), September 30,
  1992                                               3,091          1,549,084         (2,117,434)         (565,259)

Issuance of stock, public offering
  October 1992 - September 1993
  (92,785 shares at $16.00 per
  share)                                                93          1,484,457                             1,484,550

Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)                      3              3,997                                 4,000


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                Three Months Ended December 31, 1997 (Unaudited)



                                                                                        Deficit
                                                                                      Accumulated
                                                                   Additional         During the
                                                Common              Paid-in          Development
                                                 Stock              Capital               Stage           Total


Issuance of warrants to
  stockholder                                  $                  $     6,333         $                $     6,333

Conversion of $103,000 of
  notes payable to stockholders
  and accrued interest, December
  1992 (6,438 shares)                                    6            102,994                               103,000

Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                                      9            149,991                               150,000

Net loss                                                                              (1,207,921)       (1,207,921)
                                               -----------    ---------------        -----------         ----------

Balance (deficit), September 30,
  1993                                               3,202          3,296,856         (3,325,355)          (25,297)

Issuance of warrants to
  stockholders                                                        226,000                               226,000

Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)                      4              5,996                                 6,000

Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                                      4             49,997                                50,001

Net loss                                                                                (767,427)         (767,427)
                                               -----------   ----------------       ------------        -----------

Balance (deficit), September 30,
  1994                                               3,210          3,578,849         (4,092,782)         (510,723)



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                Three Months ended December 31, 1997 (Unaudited)

                                                                                          Deficit
                                                                                       Accumulated
                                                                   Additional          During the
                                                 Common             Paid-in            Development
                                                 Stock              Capital               Stage           Total
Issuance of warrants to stockholders           $                 $      9,760         $               $     9,760

Issuance of stock, May 1995
 (6,250 shares at $8.00 per share                        6             49,994                              50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                              50,000

Issuance of stock for expenses,
  July 1995 (18,750 shares
  at $8.00 per share)                                   19            149,981                             150,000

Net loss                                                                                (896,998)       (896,998)
                                              ------------  -----------------      -------------    -------------

Balance (deficit), September 30, 1995                3,241          3,838,578        (4,989,780)      (1,147,961)

Issuance of warrants to stockholders                                    5,340                               5,340

Net loss                                                                                (551,621)       (551,621)
                                              ------------  -----------------      -------------    -------------

Balance (deficit), September 30, 1996                3,241          3,843,918        (5,541,401)      (1,694,242)

Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                             50             99,950                             100,000

Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                           196            390,996                             391,192

Net loss                                                                              (1,196,036)     (1,196,036)
                                              ------------  -----------------       ------------    -------------

Balance (deficit), September 30, 1997                3,487          4,334,864       (6,737,437)       (2,399,096)

Net loss                                                                               (167,066)        (167,066)
                                             --------------------------------       ------------     ------------

Balance (deficit), December 31, 1997
  (Unaudited)                                      $ 3,487         $4,334,864        $(6,904,503)    $(2,566,152)
                                                   =======         ==========        ============     ===========



See notes to financial statements

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                   Cumulative
                                                     During
                                                 Development
                                                 Stage Through                  Three Months Ended December 31,
                                               December 31, 1997                  1997                1996
                                                  (Unaudited)                   (Unaudited)        (Unaudited)
Operating activities:
  Net loss                                      $(6,904,503)                    $(167,066)        $(221,784)
  Items not requiring
  (providing) cash:
    Depreciation                                     17,686                           708                406
    Expenses funded by Common
      Stock issuance                                596,279
    Other                                             3,341
  Changes in:
    Advances to officers                           (467,348)                      (10,000)          (26,000)
    Other assets                                    (29,368)                       (5,699)           (2,313)
    Accounts payable                                820,031                        41,319           (30,637)
    Accrued expenses                                765,224                        81,355             73,187
    Deferred compensation                           437,501                         5,003              4,480
                                              -------------                  ------------       ------------
        Net cash used in
         operating activities                    (4,761,157)                      (54,380)         (202,661)
                                                -----------                   -----------         ----------

Investing activities:
  Purchase of fixed assets                          (19,808)
  Other                                              (3,341)
         Net cash used in
          investing activities                      (23,149)

Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,720,562
  Proceeds from notes payable                     1,665,609                        20,000            185,000
  Proceeds from convertible debentures              475,000
  Payments on notes payable                        (154,609)
  Other                                             108,410
         Net cash provided by
           financing activities                   4,814,972                        20,000            185,000
                                                -----------                    ----------         ----------

Increase (decrease) in cash                          30,666                       (34,380)          (17,661)

Cash, beginning of period                                 0                        65,046             62,333
                                          -----------------                    ----------        -----------

Cash, end of period                            $     30,666                     $  30,666         $   44,672
                                               ============                     =========         ==========



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997
                                    UNAUDITED


NOTE 1:  FINANCIAL STATEMENTS

The balance sheet as of December 31, 1997, the statements of operations and cash flows cumulative during development stage through December 31, 1997, the statements of operations for the three months ended December 31, 1997 and 1996 and the statements of changes in stockholders' equity (deficit) and cash flows for the three months ended December 31, 1997, have been prepared by ThermoEnergy Corporation (the "Company"), formerly Innotek Corporation, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with Article 10 of Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 Form 10-K.

NOTE 2:  NOTES PAYABLE TO STOCKHOLDERS

During November 1997, the Company executed a 10% note payable to a stockholder for $20,000, which increased the aggregate outstanding amount of such notes to $676,000. At December 31, 1997 the Company was committed to issue 67,600 shares of Series B Common Stock to the holders of the notes (see Note 6).

Notes payable of $30,000, $60,000 and $50,000 matured on October 25, 1997, December 1, 1997 and February 1, 1998, respectively. The holders of these 10% notes did not execute modification agreements extending the maturity of the notes past those dates. During February 1998, the stockholders agreed to accept Series 98, 15% Convertible Debentures (see Note 6) in exchange for the amounts owed to them by the Company.

NOTE 3:  COMMON STOCK

During 1994 and 1996, the Company's stockholders approved four-to-one reverse stock splits of the Company's Common Stock. These reverse stock splits were implemented on March 5, 1997. All numbers of Common Stock shares and per share data have been restated to reflect the reverse stock splits.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997
                                    UNAUDITED


NOTE 3:  COMMON STOCK (CONTINUED)

During October 1996, the Board of Directors of the Company approved the execution of a nonbinding letter of intent with a NASD member broker-dealer to act as managing underwriter in connection with a proposed public offering. In order to comply with the preconditions set forth in the letter of intent, the Board of Directors approved a resolution for a four-to-one reverse stock split of the Company's Common Stock in addition to the four-to- one reverse stock split approved by stockholders in 1994. The Board of Directors also approved amendments to the Company's Articles of Incorporation as follows: (1) To authorize the designation of 10,000,000 shares as Series A Common Stock and 65,000,000 shares as Series B Common Stock, which are convertible to Series A Common Stock commencing 12 months after the effective date of a registration statement for the proposed offering subject to certain conditions, from the 75,000,000 shares of $0.001 par value Common Stock authorized originally under the Company's Articles of Incorporation; (2) To authorize the designation of and reclassification of all shares of Common Stock issued prior to the adoption of the proposed amendments to the Articles of Incorporation to Series B Common Stock; and (3) To change the name of the Company from Innotek Corporation to ThermoEnergy Corporation. Stockholders' approval of these matters was obtained on December 12, 1996 during a special stockholders' meeting.

During October 1997, the broker-dealer informed the Company that it would be unable to complete the proposed public offering. The Company terminated its relationship with the broker -dealer and filed a complaint with the NASD against the firm.

The Company's 1997 Stock Option Plan contains automatic grant provisions for non-employee Directors of the Company. At December 31, 1997, the Company was committed to issue options under the automatic grant provisions for 5,000 shares of Series B Common Stock.

NOTE 4:  LOSS PER COMMON SHARE

During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128, which was effective for the period ended December 31, 1997, simplifies the calculation of earnings per share and requires that all prior period earnings per share data be restated to conform with the provisions of the Statement. Since the Company must use the computational guidance contained in SAB 83 Topic 4D as described below, adoption of this Statement had no effect on prior period loss per share data.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997
                                    UNAUDITED




NOTE 4:  LOSS PER COMMON SHARE (CONTINUED)

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented in accordance with SAB 83 Topic 4D, after giving effect to the reverse stock splits described in Note 3.

The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,722,213 shares for the period cumulative since inception through December 31, 1997, and 4,045,558 and 3,799,554 shares for the three month periods ended December 31, 1997 and 1996, respectively.

Warrants to purchase approximately 736,000 shares Series B Common Stock, and stock options under the 1997 Stock Option Plan, which provides for the issuance of up to 750,000 shares of Series B Common Stock, were not included in the computation of diluted loss per share since the effect would be antidilutive. See Note 6 for information regarding convertible debentures issued during 1998.

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception. Additionally, substantial capital will likely be required to commercialize the Company's technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions, including the sale of stock pursuant to a public or private placement offering, sales of convertible debentures and warrants for Common Stock and fees from projects involving the Company's technologies. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997
                                    UNAUDITED




NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS
                 (CONTINUED)


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

NOTE 6:  SUBSEQUENT EVENTS

During January 1998, the Company's Board of Directors approved the issuance of up to $1,000,000 of Series 98, 15% Convertible Debentures, due January 15, 2003. Debentures with an aggregate principal balance of $300,000 were sold for cash in January 1998. Debentures with an aggregate principal balance of $156,000 were issued to stockholders during February 1998 in exchange for the 10% notes and related accrued interest due to them by the Company (see Note 2). The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     ThermoEnergy Corporation ("Company") is a development stage company involved in the marketing and development of certain environmental technologies primarily used for solving waste water problems. These technologies include three chemical processes known as the Sludge-To-Oil Reactor System (STORS), Nitrogen Removal (NitRem) and the Ammonia Recovery Process ("ARP"). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (STORS, NitRem, ARP and DSR are referred to collectively as the "Technologies"). The Company's application of STORS and NitRem through the use of a STORS-DSR, NitRem-DSR, or a combination of both types of equipment, are designed to eliminate damaging organic and nitrogenous contaminants, respectively, from municipal and industrial waste streams. The Company's ARP process is designed to recover ammonia from fluid waste streams resulting in the manufacture of various by-products such as ammonium sulfate fertilizer, when sulfuric acid is added to the highly concentrated ammonia stream that is recovered.

     The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. The Company is currently negotiating project-specific working arrangements with Foster Wheeler Environmental Corporation. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart, Inc., and Mitsui & Co. (U.S.A.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. The Company has not generated any operating revenues or any profits. The Company has recently completed demonstration of its NitRem-DSR technology at the TRIES, Radford Army Ammunition Plant project in Radford, Virginia. This NitRem-DSR project took a wastewater stream containing dinitrotoluene (DNT) and successfully reduced the concentration of DNT from 120,000 ppb to less than 5 ppb, acheiving a destruction efficiency of 99.996%, well below National Pollution Discharge Elimination System (NPDES) discharge limits. Based on these test results, the Company, individually and jointly with Foster Wheeler Environmental Corporation, is actively marketing the NitRem-DSR units to potential industrial clients and to various divisions within the DOD. The Company has a project to demonstrate its ARP technology at New York City's Staten Island wastewater treatment facility. The demonstration project is scheduled to begin March of 1998 and will run for 150 consecutive days. In addition, the Company is in the process of negotiating a STORS demonstration facility for the San Bernardino Valley Municipal Water District. The Company will not be required to make capital contributions to any such projects and the Company will not receive any revenues or earnings from these demonstration projects. The Company will be reimbursed for administrative and operating costs from the two demonstration projects underway and is negotiating similar arrangements for the third demonstration project.iating similar arrangements for the third demonstration project.

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

Plan of Operations

     The Company had planned to use the net proceeds of a proposed public offering to fund the operations of the Company and complete the Radford Army Ammunition Plant and the New York City demonstration projects. As discussed in
Note 3 of Notes to Financial Statements, the managing underwriter of the proposed offering notified the Company in October 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of its Series 98 Convertible Debentures (see Note 6 of Notes to Financial Statements) to satisfy the cash requirements for its basic operations for the next year ending September 30, 1998. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of its technologies.

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

     Management is seeking other sources of funding to complete the Radford Army Ammunition Plant and the New York City demonstration projects. The Company believes that such projects, if successful, will allow the Company to generate income through the commercialization of the Technologies.

Results of Operations

     Three months ended December 31, 1997 compared to three months ended December 31, 1996

     For the three months ended December 31, 1997, the Company incurred a net loss of $167,066 as compared to $221,784 for the three months ended December 31, 1996.

     General and administrative expenses and travel expenses decreased during the period ended December 31, 1997 compared to December 31, 1996 due to the Company's efforts to reserve cash due to the failure of the proposed public offering. Interest expense increased between the same two periods due to the increase in notes payable to stockholders.

Liquidity and Capital Resources

     During the period ended December 31, 1997, the Company used $54,380 of cash in operations compared to $202,661 in 1996. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During 1997, 1996 and 1995, the Company met its liquidity needs primarily from borrowings from stockholders (see Note 4 of Notes to Financial Statements). Management plans to meet the Company's liquidity needs during the year ending September 30, 1998 with proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its Technologies, such as the Radford NitRem, New York City NitRem and San Bernardino STORS demonstration projects.

Recent Pronouncements of the Financial Accounting Standards Board.

     During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". See Note 4 of Notes to Financial Statements for information regarding Statement No. 128. Statement No. 130, which is effective during the year ending September 30, 1999, establishes new rules for the reporting and display of comprehensive income and its components. Application of Statement No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. Statement No. 131, which is effective during the year ending September 30, 1999, changes the requirements for reporting segment information in annual and interim financial statements. The industry segment approach under Statement No. 14 will be replaced with a management approach of reporting financial and descriptive information about operating segments.

Net Operating Losses

     The Company has net operating loss carry forwards as of September 30, 1997, of approximately $5,500,000 which expire in the years 2003 through 2012. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,125,000 has been established to offset any benefit from the net operating loss carry forward as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a)  None.

     (b) One report onm Form 8-K was filed by the Company on January 13, 1998, listing in Item 5 - Other Events (The Company's inability to obtain financing necessary to engage its independent auditors for providing the financial information required for the Form 10-K for the year ending September 30, 1997.) No other reports on Form 8-K have been filed during the quarter ending December 31, 1997.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment report to be signed on its behalf of the undersigned, thereunto duly authorized.

     Date: February 14, 1998

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer