Form 10-K/A
period 1997-09-30
THERMOENERGY CORP
filed 1998-03-04
CIK 884504

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K.[x].

     As of December 22, 1997, there were 3,486,797 shares of common stock issued and 3,402,968 outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 22, 1997 is explained in Item 5.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected financial data should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto set forth in this Annual Report on Form 10-K.


                     Cumulative During
                     Development Stage
                          Through                 1997            1996            1995           1994            1993
                                                  ----            ----            ----           ----            ----
                     September 30, 1997
 Net loss (1)           (6,737,437)            $(1,196,036)    $(551,621)       $(896,998)     $(767,427)    $(1,207,921)
 Total assets                                     349,911        173,333          125,215         49,541          386,358

 Net loss per
    common
   share (2)
                           (1.81)                 (.31)           (.15)            (.24)           (.20)            (.32)



(1) To date, the Company has not derived any revenues from operations. See Note 9 of Notes to Financial Statements for management's consideration of going concern matters.

(2) See Note 1 of Notes to Financial Statements for a discussion of Financial Accounting Standards Board Statement No. 128, "Earnings per Share".


                 Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          ThermoEnergy Corporation ("Company") is a development stage company involved in the marketing and development of certain environmental technologies primarily used for solving waste water problems. These technologies include three chemical processes known as the Sludge-To-Oil

Reactor System (STORS(TM)) and Nitrogen Removal (NitRem(TM)) and the Ammonia Recovery Process (ARP). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor(TM) ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (STORS, NitRem, ARP and DSR are referred to collectively as the "Technologies"). The Company's application of STORS and NitRem through the use of a STORS-DSR, NitRem- DSR, or a combination of both types of equipment, are designed to eliminate damaging organic and nitrogenous contaminants, respectively, from municipal and industrial waste streams. The Company's ARP process is designed to recover ammonia from fluid water streams resulting in the manufacture of various by-products such as ammonium sulfate fertilizer when sulfuric acid is added to the highly concentrated ammonia stream that is recovered.

          The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem- DSR or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. The Company is currently negotiating project-specific working arrangements with Foster Wheeler Environmental Corporation. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart, Inc., and Mitsui & Co. (U.S.A.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. The Company has not generated any operating revenues or any profits. The Company has recently completed demonstration of its NitRem-DSR technology at the TRIES, Radford Army Ammunition Plant project in Radford, Virginia. This NitRem-DSR project took a wastewater stream containing dinitrotoluene (DNT) and successfully reduced the concentration of DNT from 120,000 ppb to less than 5 ppb, acheiving a destruction efficiency of 99.996%, well below National Pollution Discharge Elimination System (NPDES) discharge limits. Based on these test results, the Company, individually and jointly with Foster Wheeler Environmental Corporation, is actively marketing the NitRem-DSR units to potential industrial clients and to various divisions within the DOD. The Company has a project to demonstrate its ARP technology at New York City's Staten Island wastewater treatment facility. The demonstration project is scheduled to begin March of 1998 and will run for 150 consecutive days. In addition, the Company is in the process of negotiating a STORS demonstration facility for the San Bernardino Valley Municipal Water District. The Company will not be required to make capital contributions to any such projects and the Company will not receive any revenues or earnings from these demonstration projects. The Company will be reimbursed for administrative and operating costs from the two demonstration projects underway and is negotiating similar arrangements for the third demonstration project.

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

Plan of Operations

         The Company had planned to use the net proceeds of a proposed public offering to fund the operations of the Company and complete the Radford Army Ammunition Plant and the New York City demonstration projects. As discussed in
Note 7 of Notes to Financial Statements, the managing underwriter of the proposed offering notified the Company in October 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of its Series 98 Convertible Debentures (see Note 12 of Notes to Financial Statements) to satisfy the cash requirements for its basic operations for the next year. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of its technologies.

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

Results of Operations

         Year ended September 30, 1997 compared to year ended September 30, 1996 and year ended September 30, 1996 compared to year ended September 30, 1995.

         The net losses for the periods presented resulted primarily from salaries and other administrative expenses, contractual obligations to Battelle Memorial Institute Pacific Northwest Laboratories, travel expenses and professional fees. The increase in general and administrative expenses during the year ended September 30, 1997 compared to the same period of the prior year was due primarily to the Company's efforts in pursuing equity capital and selected projects during the first nine months of fiscal 1997 and the failure of the proposed public offering which resulted in the recognition in general and administrative expenses of approximately $282,000 of deferred offering expenses as of September 30, 1997. The decrease in general and administrative expenses during the year ended September 30, 1996 compared to the same period of the prior year was due primarily to the concentration of the Company's efforts in pursuing selected projects and conserving cash.

         Payments under licenses were $25,000 for the year ended September 30, 1997 and $123,000 for the year ended September 30, 1995. There were no such expenses for the year ended September 30, 1996.

     Travel and entertainment expenses increased during the year ended September 30, 1997 compared to the prior year due to the Company's efforts in pursuing selected projects. Travel and entertainment expenses decreased during the year ended September 30, 1996 compared to the prior year due to the Company's efforts to conserve cash. Interest expense increased during each of the three years ended September 30, 1997 due to the increase in the Company's notes payable to stockholders, which are more fully described in Note 4 of Notes to Financial Statements.

Liquidity and Capital Resources

         During the year ended September 30, 1997, the Company used $753,287 of cash in operations compared to $257,166 in 1996 and $506,809 in 1995. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

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

Recent Pronouncements of the Financial Accounting Standards Board

     During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 128, which is effective during the year ending September 30, 1998, simplifies the calculation of earnings per share and requires that all prior period earnings per share data be restated to conform with the provisions of the Statement. Since the Company must use the computational guidance contained in SAB 83 Topic 4D, adoption of this Statement should have no effect on prior period loss per share data. Statement No. 130, which is effective during the year ending September 30, 1999, establishes new rules for the reporting and display of comprehensive income and its components. Application of Statement No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. Statement No. 131, which is effective during the year ending September 30, 1999, changes the requirements for reporting segment information in annual and interim financial statements. The industry segment approach under Statement No. 14 will be replaced with a management approach of reporting financial and descriptive information about operating segments.

Net Operating Losses

         The Company has net operating loss carryforwards as of September 30, 1997, of approximately $5,500,000 which expire in the years 2003 through 2012. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,125,000 has been established to offset any benefit from the net operating loss carry forward as it cannot be determined when or if the Company will be able to utilize the net operating losses. See Note 5 of Notes to Financial Statements.

Impact of Inflation

         Although inflation has slowed in recent years, it is still a factor in the economy. Since the Company has no significant revenues, inflation primarily affects the Company's travel costs and cost of outside services. It could also affect the cost of constructing demonstration and full-scale facilities in the future. The Company will consider the impact of inflation in its financing plans.

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

         Report of Independent Auditors



Board of Directors
ThermoEnergy Corporation
Little Rock, Arkansas

We have audited the accompanying balance sheets of ThermoEnergy Corporation, formerly Innotek Corporation, (A Development Stage Company) as of September 30, 1997 and 1996, the related statements of operations and cash flows for each of the three years in the period ended September 30, 1997 and for the period cumulative during development stage through September 30, 1997, and the related statements of changes in stockholders' equity (deficit) for each of the six years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through September 30, 1997, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 and for the period cumulative during development stage through September 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company is in the development stage with no significant revenues from operations, has incurred net losses since inception, and will likely require substantial capital to commercialize the Company's technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kemp & Company

Little Rock, Arkansas
February 12, 1998



                         Independent Accountants' Report


Board of Directors
Innotek Corporation
Little Rock, Arkansas

     We have audited the accompanying statements of changes in stockholders' equity of INNOTEK CORPORATION (A Development Stage Company) for the years ended September 30, 1991, 1990, and 1989 and the period from inception to September 30, 1988 and the statements of operations and cash flows for the cumulative period from inception to September 30, 1991 (not presented herein). The Company's financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the changes in stockholders' equity for each of the years and period from inception to September 30, 1991, and the results of operations and cash flows from inception to September 30, 1991, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage with no significant revenues from operations, and will likely require substantial capital to construct and operate a demonstration facility to commercialize the technologies. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Baird, Kurtz & Dobson

Little Rock, Arkansas
December 11, 1991


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                                            September 30,
                                                         1997             1996
                                                         ----             ----
                                     ASSETS

Cash - Total Current Assets                        $     65,046     $     62,333

Advances to officers (Note 6)                           258,365           96,200

Accrued interest receivable - officers
(Note 6)                                                 23,669            9,138
Property and equipment, at cost:
  Equipment                                              14,818           14,818
  Furniture and fixtures                                  4,991            4,991
  Less accumulated depreciation                        (16,978)         (14,147)
                                                  -------------      -----------
                                                          2,831            5,662
                                                 --------------      -----------

                                                    $   349,911          173,333
                                                    ===========      ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   778,712         $    494,898
Accrued expenses:
   Salaries                                                                            590,976              364,314
   Interest - stockholders (Note 4)                                                     92,893               57,903



Deferred compensation (Note 6)                                                         233,516              215,460
Notes payable to stockholders (Note 4)                                               1,052,900              735,000
                                                                                   -----------        -------------
      Total Current Liabilities                                                      2,748,997            1,867,575
                                                                                   -----------         ------------

Commitments and contingencies (Notes 3, 4, 7, 10, 11 and 12):

Stockholders'   equity  (deficit)  (Notes  7,  11  and  12):   Preferred  stock,
  non-voting, $1 par value:
    Authorized - 10,000,000 shares; none issued Common Stock, $.001 par value:
    Series A Common Stock; Authorized - 10,000,000
      shares; no shares issued and outstanding
    Series B Common Stock; Authorized - 65,000,000
      shares; issued:  1997 - 3,486,797 shares; 1996 - 3,241,201 shares;  outstanding:  1997 - 3,402,968 shares; 1996 -
      3,157,372 shares                                                                 3,487                  3,241
  Additional paid-in capital                                                         4,334,864            3,843,918
  Deficit accumulated during the development stage                                  (6,737,437)         (5,541,401)
                                                                                   -----------          -----------
                                                                                    (2,399,086)         (1,694,242)
                                                                                   -----------          -----------

                                                                                  $    349,911         $    173,333
                                                                                  ============         ============




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                      Cumulative
                                                         During
                                                      Development
                                                      Stage Through                  Year Ended September 30,
                                                   September 30, 1997             1997         1996           1995

Operating expenses:
  General and administrative (Note 2)                  $ 5,014,698         $  930,866      $ 423,959       $ 641,765
  Payments under licenses (Note 3)                         652,266             25,000                        123,000
  Travel and entertainment                                 918,607            167,937         96,405         114,576
                                                     -------------       ------------     ----------      ----------
                                                         6,585,571          1,123,803        520,364         879,341
                                                      ------------        -----------      ---------      ----------

Loss From Operations                                    (6,585,571)        (1,123,803)      (520,364)      (879,341)
                                                      ------------        -----------      ---------      ----------

Other income (expense):
  Interest income (Note 6)                                  76,634             15,849          6,942           2,391
  Interest expense (Note 4)                               (228,500)           (88,082)       (38,199)        (20,048)
                                                     -------------       ------------     ----------      ----------
                                                          (151,866)           (72,233)       (31,257)        (17,657)
                                                     -------------       ------------     ----------      -----------

Net Loss                                               $(6,737,437)       $(1,196,036)     $(551,621)      $(896,998)
                                                       ===========        ============     =========       =========

Per Common Share (Notes 1 and 7):
  Loss From Operations                          $         (1.77)              (.29)   $       (.14) $           (.23)
  Net Loss                                      $         (1.81)              (.31)   $       (.15) $           (.24)



















See notes to financial statements.

                                    THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           Periods Ended September 30, 1988 Through September 30, 1997


                                                                                        Deficit
                                                    Series                           Accumulated
                                                      B             Additional         During the
                                                   Common             Paid-in         Development
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



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through September 30, 1997



                                                                                          Deficit
                                                   Series                               Accumulated
                                                     B             Additional            During the
                                                  Common             Paid-in            Development
                                                    Stock            Capital               Stage            Total


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



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through September 30, 1997



                                                                                        Deficit
                                                  Series                               Accumulated
                                                     B             Additional           During the
                                                  Common             Paid-in           Development
                                                    Stock            Capital               Stage           Total


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


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through September 30, 1997

                                                                                          Deficit
                                                   Series                              Accumulated
                                                     B              Additional           During the
                                                  Common             Paid-in          Development
                                                    Stock            Capital               Stage           Total

Issuance of warrants to
  stockholders                                 $                 $      9,760          $                    $ 9,760

Issuance of stock, May 1995
 (6,250 shares at $8.00 per
  share)                                                 6             49,994                                50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per
  share)                                                 6             49,994                                50,000

Issuance of stock for expenses,
  July 1995 (18,750 shares
  at $8.00 per share)                                   19            149,981                               150,000

Net loss                                                                                (896,998)          (896,998)
                                              ------------  -----------------      -------------      -------------

Balance (deficit),
  September 30, 1995                                 3,241          3,838,578         (4,989,780)        (1,147,961)

Issuance of warrants to
  stockholders                                                          5,340                                 5,340

Net loss                                                                                (551,621)          (551,621)
                                              ------------  -----------------      -------------      -------------

Balance (deficit),
   September 30, 1996                                3,241          3,843,918         (5,541,401)        (1,694,242)

Issuance of stock, July 1997
  (50,000 shares at $2.00 per
   share)                                               50             99,950                               100,000

Conversion of $338,100 of notes
  payable to stockholders and accrued
  interest, July 1997 (195,596 shares)                 196            390,996                               391,192





Net loss                                                                              (1,196,036)        (1,196,036)
                                              ------------  -----------------        -----------        -----------

Balance (deficit), September 30, 1997               $3,487         $4,334,864        $(6,737,437)       $(2,399,086)
                                                    ======         ==========        ===========        ===========

See notes to financial statements



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                    Cumulative
                                                     During
                                                   Development
                                                  Stage Through                    Year ended September 30,
                                              September 30, 1997               1997             1996           1995
                                             ----------------------            ----             ----           ----
Operating activities:
  Net loss                                      $(6,737,437)             $(1,196,036)         $(551,621)     $(896,998)
  Items not requiring
  (providing) cash:
    Depreciation                                     16,978                    2,831              2,633          3,038
    Expenses funded by Common
      Stock issuance                                596,279                                                    150,000
    Other                                             3,341                   53,092
  Changes in:
    Advances to officers                           (457,348)                (162,165)           (34,000)       (50,200)
    Other receivables                               (23,669)                 (14,531)            (6,942)        (2,196)
    Accounts payable                                778,712                  283,814             73,417        137,683
    Accrued expenses                                683,869                  261,652            242,793        135,864
    Deferred compensation                           432,498                   18,056             16,554         16,000
                                              -------------            -------------        -----------    -----------
        Net cash used in
         operating activities                    (4,706,777)                (753,287)          (257,166)      (506,809)
                                               ------------             ------------         ----------     ----------
Investing activities:
  Purchases of fixed assets                         (19,808)
  Other                                              (3,341)
         Net cash used in
          investing activities                      (23,149)

Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,720,562                  100,000              5,340        109,760
  Proceeds from notes payable                     1,645,609                  656,000            261,635        473,365
  Proceeds from convertible debentures              475,000
  Payments on notes payable                        (154,609)
  Other                                             108,410                                                    (50,000)
                                              -------------        -----------------    ---------------    -----------
         Net cash provided by
           financing activities                   4,794,972                  756,000            266,975        533,125
                                               ------------               ----------         ----------     ----------

Increase in cash                                     65,046                    2,713              9,809         26,316

Cash, beginning of period                                 0                   62,333             52,524         26,208
                                          -----------------              -----------        -----------    -----------

Cash, end of period                           $      65,046               $   65,046         $   62,333     $   52,524
                                              =============               ==========         ==========     ==========


See notes to financial statements.


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 1:  Organization and summary of significant accounting policies

     Nature of business

     ThermoEnergy Corporation ("the Company"), formerly Innotek Corporation (see
Note 7), was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include two chemical processes known as Sludge-to-Oil Reactor System, or STORS, and Nitrogen Removal, or NitRem, both of which were developed through a research project at Battelle Memorial Institute Pacific Northwest Laboratories (Battelle) in Richland, Washington. A third technology, a dual-shell pressure balance vessel, known as the Dual Shell Reactor ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted. STORS, NitRem and DSR are referred to collectively as the "Technologies".

     The Company was formed for the transfer of technology from American Fuel and Power Corporation ("AFP") in 1988 to continue development of the STORS technology under assignment of the license from AFP, the original licensee. Management of the AFP division developing the STORS technology became management of the Company concurrent with the terms of the transfer. The license was assigned to the Company under an agreement requiring that 70 percent of the Company's initial outstanding Common Stock, approximately 1,543,750 shares (as restated for the two reverse stock splits discussed in Note 7), be issued to AFP for distribution to AFP stockholders.

     The Company is totally dependent upon the engineering, laboratory, research and development skills and expertise of Battelle to supervise the design and implementation of a STORS or NitRem demonstration facility, for the conducting of laboratory analysis and characterization of various waste streams to be processed through a STORS or NitRem unit, to collect and analyze process equipment and performance data generated during a STORS and/or NitRem demonstration test, and for on-going research and development of the STORS and NitRem processes. The Company owns the worldwide licensing rights to both STORS and NitRem, except for STORS in Japan, pursuant to exclusive license agreements with Battelle. The Technologies are currently in the demonstration phase. No commercial contracts have been awarded to the Company.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997

Note 1:  Organization and summary of significant accounting policies (continued)

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Property and equipment

     Property and equipment are depreciated over the estimated useful life of each asset. Depreciation is computed primarily using accelerated methods.

     Loss per common share

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect to the reverse stock splits described in Note 7. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992,) have been treated as outstanding for all periods presented in accordance with SAB 83 Topic 4D.

     The weighted average number of common shares used in the loss per share computations were 3,844,636, 3,799,555, 3,776,113, and 3,713,784 shares for the years ended September 30, 1997, 1996 and 1995 and cumulative since inception through September 30, 1997, respectively.

     Future application of accounting standards

     During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 128, which is effective during the year ending September 30, 1998, simplifies the calculation of earnings per share and requires that all prior period earnings per share data be restated to conform with the provisions of the Statement. Since the Company must use the computational guidance contained in SAB 83 Topic 4D, adoption of this Statement should have no effect on prior period loss per share data. Statement No. 130, which is effective during the year ending September 30, 1999, establishes new rules for the reporting and display of comprehensive income and its components. Application of Statement No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. Statement No. 131, which is effective during the year ending September 30, 1999,


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 1:  Organization and summary of significant accounting policies (continued)

     Future application of accounting standards (continued)

changes the requirements for reporting segment information in annual and interim financial statements. The industry segment approach under Statement No. 14 will be replaced with a management approach of reporting financial and descriptive information about operating segments.

     Reclassifications

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the reporting format used for the 1997 financial statements.

Note 2:  Government contract

     A cost reimbursement Letter Subcontract was awarded to the Company in connection with a red water waste project with the Department of Defense. The terms of the contract provided for the reimbursement of certain direct costs, including labor, associated with the Company's participation in the project. During the years ended September 30, 1997, 1996 and 1995, the Company was reimbursed for approximately $8,200, $4,000, and $20,000, respectively, of general and administrative expenses incurred in each year in connection with the project. The reimbursements are accounted for as reductions of the related expenses in the Statements of Operations.


Note 3:  License and marketing agreements

     The license agreements with Battelle permit the Company to commercialize the Technologies with respect to municipal and hazardous waste disposal. Payments under the terms of the license agreements have been charged to operations.

     The license agreements provide for payment of royalties to Battelle from revenues generated using the Technologies. The Company has not been required to make royalty payments to Battelle under the agreements since no revenues have been generated from the use of the Technologies.




                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 3:  License and marketing agreements (continued)

     The Company entered into a memorandum of understanding with Foster Wheeler and Mitsui & Co. (U.S.A.) Inc. in September 1996 to pursue various water and waste water projects in Brazil, Mexico and Peru. In April 1996, the Company entered into a teaming agreement with Roy F. Weston, Inc. to jointly pursue both municipal and governmental projects using the Technologies. In March 1996, the Company executed a marketing agreement with a Georgia corporation for the purpose of marketing the Technologies in Georgia and Florida (see Note 7). The Company entered into a ten-year worldwide marketing agreement with Foster Wheeler USA Corporation in September 1994, for the purpose of marketing, developing and commercializing the Technologies. The agreement provides for three-year extensions after the initial period and conditions for changing or terminating the arrangement.

     The Company entered into the agreements referred to above as part of its business strategy of creating collaborative working relationships with established engineering and environmental companies. Management believes that such relationships will limit the Company's participation in future projects to providing the Technologies and technical support relevant to the design of STORS, NitRem and/or the DSR portion of such projects. The Company may be required to bear a portion of the operational costs of such collaborative efforts. Accordingly, the profitability of future projects and the Company's financial success may be largely dependent upon the abilities and financial resources of the parties collaborating with the Company.

Note 4:  Notes payable to stockholders

Notes payable to stockholders consisted of the following at September 30:

                                              1997                1996
                                              ----                ----

     6.63% unsecured notes               $   396,900             $735,000

     10% unsecured notes                     656,000
                                        ------------          -----------

                                             $1,052,900          $735,000
                                            ==========           ========

     The 6.63% notes mature four years from the date of issuance. The notes provide that the principal balances and accrued interest will become immediately due and payable at the closing of the next public offering of securities of the Company should that event occur prior to the stated maturity dates. In addition, if the Company obtains financing from a third party on terms more favorable to the third party than the terms of the notes to the stockholders, the Company and the stockholders may agree to modify the notes to the stockholders to reflect the more favorable terms. The notes payable have been classified as current


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 4:  Notes payable to stockholders (continued)

     liabilities since management anticipates that they will be paid off within one year. During 1997, the Company converted $338,100 of the 6.63% notes and related accrued interest of $53,092 to 195,576 shares of Series B Common Stock (see Note 7).

     During the year ended September 30, 1997, the Board of Directors authorized the Company to borrow from stockholders up to $700,000 to fund operations through the completion of a proposed public offering (see Note 7). The terms of the 10% notes provided for maturities six months from the date of execution or the closing of the proposed public offering, whichever was sooner. The maturity dates of $516,000 of the outstanding notes payable were extended to June 1, 1998. The notes also provide for the issuance of shares of Series B Common Stock to holders of the notes in the ratio of one share for each $10 loaned to the Company within six months from the date of execution of the notes or extensions thereof or the closing of the proposed public offering, whichever is sooner (see
Note 7).

     Notes payable of $30,000, $60,000 and $50,000 matured on October 25, 1997, December 1, 1997 and February 1, 1998, respectively. The holders of these 10% notes did not execute modification agreements extending the maturity of the notes past those dates. During February 1998, the stockholders agreed to accept Series 98, 15% Convertible Debentures (see Note 12) in exchange for the amounts owed to them by the Company.

     Interest expense on notes payable to stockholders amounted to $88,082, $38,199 and $19,704 for the years ended September 30, 1997, 1996 and 1995, respectively. Interest paid during the year ended September 30, 1995 amounted to $344 . No interest was paid during the years ended September 30, 1997 and 1996.

     Based on the borrowing rates currently available to the Company for loans with similar terms, the fair value of notes payable approximated the book value of such borrowings at September 30, 1997.

Note 5:  Income taxes

     The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109. The Statement provides that the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred taxes. A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended September 30, 1997 and 1996 were increases of approximately $447,000 and $206,000, respectively. The Company's deferred tax liabilities are not significant.


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 5:  Income taxes

Significant components of the Company's deferred tax assets as of September 30, 1997 and 1996 are as follows:


                                                                        1997                       1996
                                                                        ----                       ----

   Net operating loss carryforwards                                 $ 2,125,000                $ 1,685,000
   Deferred compensation                                                122,000                    115,000
   Capitalized costs for income tax purposes                             78,000                     78,000
   Other                                                                 35,000                     35,000
                                                                  -------------              -------------
                                                                      2,360,000                  1,913,000
   Valuation allowance for deferred tax assets                       (2,360,000)                (1,913,000)
                                                                    -----------                -----------

                                                              $               0          $               0
                                                              =================           ================



A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below:

                                                      1997                 1996                  1995
                                                      ----                 ----                  ----


Computed at the statutory
  rate (34%)                                         $(406,652)           $(187,551)            $(304,979)
Increase in taxes resulting from
  net operating loss benefit
  not recognized                                       406,652              187,551               304,979
                                                    ----------           ----------             ---------

Provision for income taxes                     $             0       $            0        $            0
                                               ===============       ==============        ==============

     The Company has net operating loss carryforwards at September 30, 1997 of approximately $5,500,000 which expire in 2003 through 2012.


Note 6:  Related party transactions

     During the years ended September 30, 1997, 1996 and 1995 the Company advanced an aggregate of $162,165, $34,000 and $62,200 (net of $10,000 of repayments), respectively, to its officers. The advances outstanding are due on demand with interest at the average prime rate of a local bank. Interest income on the advances amounted to $14,531, $6,942 and $2,196 for the years ended September 30, 1997, 1996 and 1995, respectively.



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 6:  Related party transactions (continued)

     During the year ended September 30, 1995, an officer advanced an aggregate of $20,000 to the Company. The advances, which did not bear interest, were repaid, prior to September 30, 1995. See Notes 4, 7 and 12 for information concerning notes payable and other transactions with stockholders.

     During the years ended September 30, 1997, 1996 and 1995, the Company incurred expenses for support services by Battelle of approximately $72,000, $5,000 and $59,000, respectively. See Note 7 for information concerning the issuance of the Company's Common Stock to Battelle during 1995.

     During 1991, the Board of Directors adopted a resolution specifying amounts of deferred compensation for the two officers of the Company for services rendered prior to September 30, 1991. This resolution provides that amounts due from officers may be offset against accrued deferred compensation. Management anticipates that the outstanding balance of advances to officers will be offset against accrued deferred compensation upon completion of a public offering or private placement of securities as more fully described in Note 9. The Board of Directors also approved employment agreements with the officers effective January 1, 1992 specifying minimum levels of compensation and terms of employment. The agreements provide a minimum annual salary of $72,000 to each of the individuals with 10% annual increases until the salary for each individual reaches $175,000. The agreements provide for incentive compensation in addition to the above described salary, not to exceed 50% of such salary determined in accordance with a formula to be established annually in good faith by a committee of the Board of Directors. Any amounts earned as salary and incentive compensation but not paid by the Company will accrue interest until payment. Deferred incentive compensation aggregating $50,000 has been approved by the Board of Directors. No incentive compensation was earned during the years ended September 30, 1997, 1996 and 1995. Compensation expense aggregating $18,056, $16,678 and $16,000 was accrued during the years ended September 30, 1997, 1996 and 1995, respectively, pursuant to the interest provisions of the compensation arrangements.

     In addition to the compensation described above, the agreements specify that the Company will provide $250,000 of life insurance, financial planning and tax preparation, annual medical examinations and membership dues in a social or business club. Also, should the individuals' employment terminate within one year of a change in control, the agreements require a payment of 2.99 times annual salary.





                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 7:  Common Stock

     During 1994 and 1996, the Company's stockholders approved four-to-one reverse stock splits of the Company's Common Stock. These reverse stock splits were implemented on March 5, 1997. All numbers of Common Stock shares and per share data have been restated to reflect the reverse stock splits.

     During October 1996, the Board of Directors of the Company approved the execution of a nonbinding letter of intent with a NASD member broker-dealer to act as managing underwriter in connection with a proposed public offering. In order to comply with the pre-conditions set forth in the letter of intent, the Board of Directors approved a resolution for a four-to-one reverse stock split of the Company's Common Stock in addition to the four-to-one reverse stock split approved in 1994. The Board of Directors also approved amendments to the Company's Articles of Incorporation as follows: (1) To authorize the designation of 10,000,000 shares as Series A Common Stock and 65,000,000 shares as Series B Common Stock, which are convertible to Series A Common Stock commencing 12 months after the effective date of a registration statement for the proposed offering subject to certain conditions, from the 75,000,000 shares of $0.001 par value Common Stock authorized originally under the Company's Articles of Incorporation; (2) To authorize the designation of and reclassification of all shares of Common Stock issued prior to the adoption of the proposed amendments to the Articles of Incorporation to Series B Common Stock; and (3) To change the name of the Company from Innotek Corporation to ThermoEnergy Corporation. Stockholders' approval of these matters was obtained on December 12, 1996 during a special stockholders' meeting.

     During October 1997, the broker-dealer informed the Company that it would be unable to complete the proposed public offering. The Company terminated its relationship with the broker-dealer and filed a complaint with NASD against the firm. Deferred public offering expenses of approximately $282,000 were expensed as of September 30, 1997 as a result of the failure of the public offering.

     During May 1995, a stockholder purchased 6,250 shares of Common Stock at $8.00 per share and warrants for 6,250 shares of Common Stock (exercise price of $8.00 per share) at a price equal to the par value of the Company's Common Stock. The stockholder exercised these warrants during June 1995.

     During the year ended September 30, 1995, the Board of Directors approved the issuance of 18,750 shares of the Company's Common Stock, at $8.00 per share (based on the price for the May 1995 sale of the Company's Common Stock), to Battelle in lieu of a cash payment for $75,000 of license fees and $75,000 of expenses.


                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 7:  Common Stock (continued)

     During the year ended September 30, 1994, the Company issued Common Stock warrants, at prices ranging from $.40 to $3.20 per warrant, to stockholders for 289,375 shares of the Company's Common Stock. The Company issued Common Stock warrants, at a price equal to par value of the Company's Common Stock, to a stockholder for 395,845 shares during the year ended September 30, 1993. The related Warrant Agreements provide for an exercise period of 10 years from the date of issuance at prices ranging from $12.80 to $14.40 per share, subject to adjustment in the event that the Company issues shares of Common Stock at a price per share which is less than the warrant price or the current market value of such shares. The exercise prices for the warrants were adjusted to prices ranging from $2.00 to $8.00 during the year ended September 30, 1995 due to the sale of Common Stock in May 1995 for $8.00 per share. During the year ended
September 30, 1997, a stockholder cancelled warrants for 195,596 shares of Common Stock at an exercise price of $8.00 per share in connection with the conversion of notes payable to Common Stock described below. During the year ended September 30, 1994, a stockholder exercised warrants for 3,677 shares at $13.60 per share.

     In connection with the issuance of 6.63% notes payable to stockholders described in Note 4, the Company sold warrants to stockholders for 187,500 shares of the Company's Common Stock. The related Warrant Agreements provide for an exercise period of 4 years from the date of issuance at a price of $2.00 per share, as adjusted per the terms of the Warrant Agreements.

     During the fourth quarter of fiscal 1997, the Company and a stockholder agreed to convert $338,100 of 6.63% notes payable and related accrued interest of $53,092 to 195,596 shares of Series B Common Stock. The stockholder also purchased 50,000 shares of Series B Common Stock at $2.00 per share.

     An agreement with Centerpoint Power Corporation (CPC) specifies compensation at an hourly rate plus expenses for services rendered and grants CPC stock warrants for 701,875 shares of Common Stock (which were registered in connection with the Company's public offering), exercisable at $.16 cent per share, if CPC obtains public funding for a demonstration facility or obtains capital financing from an investor entity. The agreement expires in April 2001. No payments have been made to CPC under the terms of the agreement and CPC has not obtained funding which obligates the Company to compensate CPC under the agreement.

     The marketing agreement with a Georgia corporation discussed in Note 3 provides for the issuance to the corporation of 62,500 warrants for 62,500 shares of the Company's Common Stock exercisable within 10 years from the date of granting the warrants at a price of $2.00 per share within 90 days upon the signing of an agreement with a customer to purchase or utilize the Technologies.

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 7: Common Stock (continued)

     In connection with the assignment of the license for the STORS technology from AFP, 1,543,750 shares of the Company's Common Stock were issued to AFP. The shares were placed in a Voting Trust and distributed to the AFP stockholders. The Company owns 83,829 shares of its Common Stock previously included in the Voting Trust pursuant to a settlement agreement with a former AFP stockholder. These treasury shares have a zero cost basis.

     During September 1997, the stockholders approved the 1997 Stock Option Plan (the "Plan") which provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Series B Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. At September 30, 1997, the Company was committed to issue options under the automatic grant provisions for 5,000 shares of Series B Common Stock.

     At September 30, 1997, approximately 2,254,000 shares of Series B Common Stock were reserved for future issuance under warrant agreements, the 1997 Stock Option Plan and the terms of the 10% notes payable to stockholders.

Note 8:  Employee stock ownership plan

     The Company has adopted an Employee Stock Ownership Plan. However, as of September 30, 1997, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

Note 9:  Management's consideration of going concern matters

     The Company has incurred net losses since inception. Additionally, substantial capital will likely be required to commercialize the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year, including, the sale of stock pursuant to a public or private placement offering, sales of warrants for Common Stock and convertible debentures and fees from projects involving the Technologies. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies.


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 9:  Management's consideration of going concern matters (continued)

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

     Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. As described more fully in Note 3, the Company has entered into marketing agreements with third parties in order to pursue this business strategy.

Note 10: Commitments

     On July 26, 1996, the Company signed an agreement with the City of New York which allows the Company to demonstrate certain services and equipment. The Company agreed to provide the test equipment at no cost to the City of New York for a period of not less than 150 consecutive calendar days nor more than 200 consecutive calendar days from the start-up of the demonstration. The Company will provide the technology and, in conjunction with Battelle, assist in the design, engineering and operation of the New York nitrogen removal demonstration facility. Foster Wheeler will finance, design, build and manage the overall demonstration project and will jointly participate in a large-scale commercial nitrogen removal project in the event that New York City elects to use the technology.

Note 11:  Executive Bonus Plan

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



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


Note 11:  Executive Bonus Plan (continued)

     The Board of Directors approved bonus payment percentages for certain individuals for fiscal 1997. In the future, the Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool which may be paid annually to participants.

Note 12: Subsequent events

     During November 1997, the Company executed a 10% note payable to a stockholder for $20,000. The Company is committed to issued 2,000 shares of Series B Common Stock to the holder of the note.

     During January 1998, the Company's Board of Directors approved the issuance of up to $1,000,000 of Series 98, 15% Convertible Debentures, due January 15, 2003. Debentures with an aggregate principal balance of $300,000 were sold for cash in January 1998. Debentures with an aggregate principal balance of $156,000 were issued to stockholders during February 1998 in exchange for the 10% notes and related accrued interest due to them by the Company (see Note 4). The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

         (a)(3)   Exhibits.

Number assigned
in regulation
S-K, Item 601                       Description of Exhibit


27.1 Financial Data Schedule (to be filed by amendment pursuant to Rule 12b-25).



                                   SIGNATURES

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


March 3, 1998               THERMOENERGY CORPORATION


                            By:     /s/ P. L. Montesi
                                        P. L. Montesi
                                        President,  Chief Operating Officer,
                                        Director and Principal Financial Officer