Form 10-Q
period 1998-03-31
THERMOENERGY CORP
filed 1998-05-15
CIK 884504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                           THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                     March 31,       September 30,
                                                                                        1998               1997
                                                                                        ----               ----
                                                                                    (Unaudited)
                                     ASSETS

Cash - Total Current Assets                                                       $    248,778        $      65,046

Advances to officers                                                                   303,365              258,365
Accrued interest receivable - officers                                                  35,356               23,669
Property and equipment, at cost:
  Equipment                                                                             14,818               14,818
  Furniture and fixtures                                                                 4,991                4,991
  Less accumulated depreciation                                                        (18,394)             (16,978)
                                                                                 -------------       --------------
                                                                                         1,415                2,831
                                                                                --------------      ---------------

                                                                                   $   588,914         $    349,911
                                                                                   ===========         ============



                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   769,010         $    778,712
Accrued expenses:
   Salaries                                                                            712,740              590,976
   Interest - stockholders                                                             135,251               92,893
Deferred compensation                                                                  243,519              233,516
Notes payable to stockholders (Note 2)                                                 932,900            1,052,900
                                                                                  ------------          -----------
      Total Current Liabilities                                                      2,793,420            2,748,997
Convertible Debentures (Note 2)                                                        456,000
                                                                                   -----------          -----------
      Total Liabilities                                                              3,249,420            2,748,997

Stockholders'  equity (deficit) (Note 3): Preferred  stock,  non-voting,  $1 par value:
    Authorized - 10,000,000 shares; none issued Common Stock, $.001 par value:
    Series A Common Stock;  Authorized - 10,000,000 shares; no shares issued and outstanding Series B Common Stock;  Authorized - 65,000,000 shares; issued -
    3,486,797 shares; outstanding -
    3,402,968 shares                                                                     3,487                3,487
  Additional paid-in capital                                                         4,334,864            4,334,864
  Deficit accumulated during the development stage                                  (6,998,857)          (6,737,437)
                                                                                   -----------          -----------
                                                                                    (2,660,506)          (2,399,086)
                                                                                   -----------          -----------

                                                                                   $   588,914         $    349,911
                                                                                   ===========         ============




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                        Cumulative
                                                         During
                                                       Development
                                                      Stage Through       Six Months Ended           Three Months Ended
                                                         March 31,            March 31,                   March 31,
                                                           1998           1998         1997           1998          1997
                                                           ----           ----         ----           ----          ----
                                                        (Unaudited)            (Unaudited)                       (Unaudited)
Operating Expenses:
  General and administrative ........................   $ 5,176,545    $   161,847    $ 394,157    $  41,321    $ 217,949
  Payments under licenses ...........................       652,266
  Travel and entertainment ..........................       973,234         54,627       99,883       25,603       65,081
                                                          ----------     ----------    ----------   ----------   ----------
                                                          6,802,045        216,474      494,040       66,924      283,030
                                                          ----------     ----------    ----------   ----------   ----------
Loss From Operations ................................    (6,802,045)      (216,474)    (494,040)     (66,924)    (283,030)
                                                          ----------     ----------    ----------   ----------   ----------

Other Income (Expense)
  Interest income ...................................        88,950         12,316        5,325        6,461        3,012
  Interest expense ..................................      (285,762)       (57,262)     (32,349)     (33,891)     (19,262)
                                                           ----------     ----------    ----------   ----------   ----------
                                                           (196,812)       (44,946)     (27,024)     (27,430)     (16,250)
                                                           ----------     ----------    ----------   ----------   ----------

Net Loss ............................................   $(6,998,857)   $  (261,420)   $(521,064)   $ (94,354)  $ (299,280)
                                                          ==========     ==========    ==========   ==========   ==========

Basic and Diluted
  Per Common Share (Note 4)
    Loss From Operations ............................   $     (1.82)   $     (0.05)   $   (0.13)    $  (0.02)   $   (0.07)

    Net Loss ........................................   $     (1.88)   $     (0.06)   $   (0.14)    $  (0.02)   $   (0.08)




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Six Months Ended March 31, 1998 (Unaudited)



                                                                                          Deficit
                                                                                       Accumulated
                                                                    Additional          During the
                                                       Common        Paid-in          Development
                                                        Stock        Capital               Stage           Total


Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share)                                            $ 2,206    $  178,094     $                       $ 180,300

Net loss                                                                                 (290,483)         (290,483)
                                                       ---------     ---------           ---------         ---------

Balance (deficit),
  September 30, 1988                                     2,206        178,094            (290,483)         (110,183)

Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                                        306         456,695                               457,001

Net loss                                                                                 (338,985)         (338,985)
                                                       ---------     ---------          ----------         ---------

Balance (deficit),
  September 30, 1989                                      2,512       634,789            (629,468)            7,833

Net loss                                                                                 (255,036)         (255,036)
                                                       ---------     ---------          ----------         ---------

Balance (deficit),
  September 30, 1990                                     2,512        634,789            (884,504)         (247,203)

Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)                             44           70,813                                70,857

Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share)                                                  388         603,219                               603,607

Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                                          1           2,199                                 2,200


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Six Months Ended March 31, 1998 (Unaudited)



                                                                                       Deficit
                                                                                     Accumulated
                                                                   Additional         During the
                                                       Common       Paid-in          Development
                                                        Stock       Capital               Stage           Total


Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)                  $       5     $  8,124         $                   $    8,129

Net loss                                                                               (670,179)          (670,179)
                                                       ---------     ---------       -----------          ---------

Balance (deficit), September 30,
  1991                                                   2,950      1,319,144         (1,554,683)          (232,589)

Issuance of stock, October -
  December 1991 (150,925
  shares at $1.60 per share)                               151        241,329                               241,480

Shares purchased in rescission
  offer (10,562 shares)                                    (11)       (16,888)                              (16,899)

Issuance of stock, public
  offering, August - September
  1992 (344 shares at $16.00 per
  share)                                                    1           5,499                                 5,500

Net loss                                                                                (562,751)          (562,751)
                                                          ----------   ---------       -----------          ---------

Balance (deficit), September 30,
  1992                                                   3,091      1,549,084         (2,117,434)          (565,259)

Issuance of stock, public offering
  October 1992 - September 1993
  (92,785 shares at $16.00 per
  share)                                                  93        1,484,457                             1,484,550

Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)                        3            3,997                                 4,000



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Six Months Ended March 31, 1998 (Unaudited)



                                                                                          Deficit
                                                                                      Accumulated
                                                                   Additional          During the
                                                      Common         Paid-in          Development
                                                       Stock         Capital               Stage           Total


Issuance of warrants to
  stockholder                                      $             $     6,333           $               $      6,333

Conversion of $103,000 of
  notes payable to stockholders
  and accrued interest, December
  1992 (6,438 shares)                                      6          102,994                               103,000

Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                                        9          149,991                               150,000

Net loss                                                                              (1,207,921)        (1,207,921)
                                                       ---------     ---------        -----------         ----------

Balance (deficit), September 30,
  1993                                                   3,202      3,296,856         (3,325,355)           (25,297)

Issuance of warrants to
  stockholders                                                        226,000                               226,000

Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)                        4            5,996                                 6,000

Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                                        4           49,997                                50,001

Net loss                                                                                (767,427)          (767,427)
                                                      ---------     ----------       ------------        -----------

Balance (deficit), September 30,
  1994                                                   3,210      3,578,849         (4,092,782)          (510,723)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Six Months ended March 31, 1998 (Unaudited)



                                                                                         Deficit
                                                                                      Accumulated
                                                                   Additional          During the
                                                  Common             Paid-in          Development
                                                    Stock            Capital               Stage           Total

Issuance of warrants to stockholders                  $          $      9,760 $                       $       9,760

Issuance of stock, May 1995
 (6,250 shares at $8.00 per share                        6             49,994                                50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000

Issuance of stock for expenses,
  July 1995 (18,750 shares
  at $8.00 per share)                                     19          149,981                               150,000

Net loss                                                                                (896,998)          (896,998)
                                                     ---------     ---------        -------------      -------------

Balance (deficit), September 30, 1995                  3,241        3,838,578        (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                    5,340                                 5,340

Net loss                                                                                (551,621)          (551,621)
                                                      ---------     ---------       -------------      -------------

Balance (deficit), September 30, 1996                  3,241        3,843,918        (5,541,401)        (1,694,242)

Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                               50           99,950                               100,000

Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                             196          390,996                               391,192

Net loss                                                                            (1,196,036)          (1,196,036)
                                                       ---------     ---------      --------------     -------------

Balance (deficit), September 30, 1997                  3,487        4,334,864       (6,737,437)          (2,399,086)

Net loss                                                                               (261,420)           (261,420)
                                                      ---------     ---------        ------------       ------------

Balance (deficit), March 31, 1998
  (Unaudited)                                           $ 3,487    $4,334,864        $(6,998,857)       $(2,660,506)
                                                        =======    ==========        ============        ===========

See notes to financial statements

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                          Cumulative
                                           During
                                         Development   Six Months Ended March 31
                                        Stage Through  -------------------------
                                         March 31, 1998      1998        1997
                                        --------------       ----        ----
                                          (Unaudited)   (Unaudited)  (Unaudited)
Operating activities:
  Net loss ...........................   $(6,998,857)   $(261,420)   $(521,064)
  Items not requiring
  (providing) cash:
    Depreciation .....................        18,394        1,416          797
    Expenses funded by Common
      Stock issuance .................       596,279
    Other ............................         3,341
  Changes in:
    Advances to officers .............      (502,348)     (45,000)     (71,500)
    Other assets .....................       (35,356)     (11,687)      (5,325)
    Accounts payable .................       769,010       (9,702)     (19,546)
    Accrued expenses .................       847,991      164,122      158,147
    Deferred compensation ............       442,501       10,003        8,954
                                         -----------    ---------    ---------
        Net cash used in
         operating activities ........    (4,859,045)    (152,268)    (449,537)
                                         -----------    ---------    ---------

Investing activities:
  Purchase of fixed assets ...........       (19,808)
  Other ..............................        (3,341)   ----------   ---------
         Net cash used in                    --------
          investing activities .......       (23,149)   ----------   ---------
                                             --------
Financing activities:
  Proceeds from issuance of
    Common Stock and warrants ........     2,720,562
  Proceeds from notes payable ........     1,665,609       20,000      500,000
  Proceeds from convertible debentures       791,000      316,000
  Payments on notes payable ..........      (154,609)
  Other ..............................       108,410     ---------     --------
         Net cash provided by
           financing activities ......     5,130,972      336,000      500,000
                                         -----------    ---------    ---------

Increase (decrease) in cash ..........       248,778      183,732       50,463

Cash, beginning of period ............             0       65,046       62,333
                                         -----------    ---------    ---------

Cash, end of period ..................   $   248,778    $ 248,778    $ 112,796
                                         ===========    =========    =========





See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                    UNAUDITED


NOTE 1:  FINANCIAL STATEMENTS

     The balance sheet as of March 31, 1998, the statements of operations and cash flows cumulative during development stage through March 31, 1998, the statements of operations for the six months and three months ended March 31, 1998 and 1997 and the statements of changes in stockholders' equity (deficit) and cash flows for the six months ended March 31, 1998, have been prepared by ThermoEnergy Corporation (the "Company"), formerly Innotek Corporation, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with Article 10 of Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 Form 10-K.

NOTE 2:  NOTES PAYABLE TO STOCKHOLDERS AND CONVERTIBLE DEBENTURES

     During November 1997, the Company executed a 10% note payable to a stockholder for $20,000. As more fully described below, during February 1998, the Company issued convertible debentures in exchange for $140,000 of the 10% notes and related accrued interest. At March 31, 1998, the Company was committed to issue 53,600 shares of Series B Common Stock to the holders of the notes.

     During January 1998, the Company's Board of Directors approved the issuance of up to $1,000,000 of Series 98, 15% Convertible Debentures, due January 15, 2003. Debentures with an aggregate principal balance of $300,000 were sold for cash in January 1998 to related parties. Debentures with an aggregate principal balance of $156,000 were issued to certain stockholders during February 1998 in exchange for the 10% notes and related accrued interest due to them by the Company. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                    UNAUDITED


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

     The Company's 1997 Stock Option Plan contains automatic grant provisions for non-employee Directors of the Company. At March 31, 1998, the Company was committed to issue options under the automatic grant provisions for 5,000 shares of Series B Common Stock.

NOTE 4:  LOSS PER COMMON SHARE

     During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 simplifies the calculation of earnings per share and requires that all prior period earnings per share data be restated to conform with the provisions of the Statement. Since the Company must use the computational guidance contained in SAB 83 Topic 4D as described below, adoption of this Statement had no effect on prior period loss per share data.

             THERMOENERGY CORPORATION (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                    UNAUDITED




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

     The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,730,053 shares for the period cumulative since inception through March 31, 1998, and 4,045,558 and 3,799,554 shares for the six month and three month periods ended March 31, 1998 and 1997, respectively.

     Warrants to purchase approximately 736,000 shares of Series B Common Stock, and stock options under the 1997 Stock Option Plan, which provides for the issuance of up to 750,000 shares of Series B Common Stock, were not included in the computation of diluted loss per share since the effect would be antidilutive. See Note 2 for information regarding convertible debentures issued during 1998.

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                    UNAUDITED




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

     The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. The Company is currently negotiating project-specific working arrangements with Foster Wheeler Environmental Corporation. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart, Inc., and Mitsui & Co. (U.S.A.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. The Company has not generated any operating revenues or any profits. The Company has recently completed demonstration of its NitRem-DSR technology at the TRIES, Radford Army Ammunition Plant project in Radford, Virginia. This NitRem-DSR project took a wastewater stream containing dinitrotoluene (DNT) and successfully reduced the concentration of DNT from 120,000 ppb to less than 5 ppb, acheiving a destruction efficiency of 99.996%, well below National Pollution Discharge Elimination System (NPDES) discharge limits. Based on these test results, the Company, individually and jointly with Foster Wheeler Environmental Corporation, is actively marketing the NitRem-DSR units to potential industrial clients and to various divisions within the DOD. The Company has a project to demonstrate its ARP technology at New York City's Staten Island wastewater treatment facility. The demonstration project is scheduled to begin mid summer of 1998 and will run for 150 consecutive days. On March 17, 1998, the city of Colton, California agreed to host a STORS demonstration project beginning mid-summer of 1998. This demonstration project will be funded by a $3,000,000 EPA grant to the San Bernardino Water District. The Company will not be required to make capital contributions to any such projects and the Company will not receive any revenues or earnings from these demonstration projects. The Company will be reimbursed for administrative and operating costs from the two demonstration projects.


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

Plan of Operations

     The Company had planned to use the net proceeds of a proposed public offering to fund the operations of the Company and complete the Radford Army Ammunition Plant and the New York City demonstration projects. As discussed in
Note 3 of Notes to Financial Statements, the managing underwriter of the proposed offering notified the Company in October 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of its Series 98 Convertible Debentures (see Note 2 of Notes to Financial Statements) to satisfy the cash requirements for its basic operations for the next year ending September 30, 1998. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of its technologies.

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

Results of Operations

     For the six months ended March 31, 1998, the Company incurred a net loss of $261,420 as compared to $521,064 for the six months ended March 31, 1997.

     General and administrative expenses and travel expenses decreased during the six and three month periods ended March 31, 1998 compared to March 31, 1997 due to the Company's efforts to conserve cash due to the failure of the proposed public offering. Interest expense increased significantly between the same two periods due to the increase in notes payable to stockholders and the issuance of the 15% Convertible Debentures.

Liquidity and Capital Resources

     During the period ended March 31, 1998, the Company used $152,268 of cash in operations compared to $449,537 in 1997. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During 1998, 1997 and 1996, the Company met its liquidity needs primarily from borrowings from stockholders (see Note 2 of Notes to Financial Statements). Management plans to meet the Company's liquidity needs during the year ending September 30, 1998 with proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its Technologies, such as the Radford NitRem, New York City NitRem and San Bernardino STORS demonstration projects.

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

Net Operating Losses

     The Company had net operating loss carry forwards as of September 30, 1997, of approximately $5,500,000 which expire in the years 2003 through 2012. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,125,000 has been established to offset any benefit from the net operating loss carry forwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) 10.1 License Agreement by and between the Company and Battelle Memorial Institute dated December 30, 1997.
          27.1 Financial Data Schedule

     (b) No other reports on Form 8-K have been filed during the quarter ending March 31, 1998.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment report to be signed on its behalf of the undersigned, thereunto duly authorized.

     Date: May 15, 1998

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer