Form 10-Q
period 1998-06-30
THERMOENERGY CORP
filed 1998-08-07
CIK 884504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                             THERMOENERGY CORPORATION
                                           (A Development Stage Company)

                                                  BALANCE SHEETS

                                               June 30,           September 30,
                                                1998                  1997
                                                ----                  ----
                                             (Unaudited)
                                     ASSETS

Cash - Total Current Assets                  $    183,165        $      65,046

Advances to officers                              338,365              258,365
Accrued interest receivable - officers             42,195               23,669
Property and equipment, at cost:
  Equipment                                        14,818               14,818
  Furniture and fixtures                            4,991                4,991
  Less accumulated depreciation                   (19,102)             (16,978)
                                            -------------       --------------
                                                      707                2,831
                                          ---------------      ---------------

                                              $   564,432         $    349,911
                                              ===========         ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                             $   782,316         $    778,712
Accrued expenses:
   Salaries                                      776,520              590,976
   Interest - stockholders                       175,680               92,893
Deferred compensation                            248,519              233,516
Notes payable to stockholders (Note 2)           932,900            1,052,900
                                            ------------          -----------
      Total Current Liabilities                2,915,935            2,748,997
Convertible Debentures (Note 2)                  656,000
                                            ------------         ------------
      Total Liabilities                        3,571,935            2,748,997

Stockholders'  equity (deficit) (Note 3):
Preferred  stock,  non-voting,  $1 par
  value:
    Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value:
    Series A Common Stock;
    Authorized - 10,000,000 shares;
    no shares issued and outstanding
    Series B Common Stock;
    Authorized - 65,000,000 shares;
    issued - 3,486,797 shares; outstanding -
    3,402,968 shares                                     3,487             3,487
  Additional paid-in capital                         4,334,864         4,334,864
  Deficit accumulated during the development stage  (7,345,854)      (6,737,437)
                                                    -----------      -----------
                                                    (3,007,503)      (2,399,086)
                                                     ----------      -----------

                                                    $   564,432     $    349,911
                                                     ===========    ============




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                               Cumulative
                                 During
                              Development
                             Stage Through         Nine Months Ended            Three Months Ended
                                June 30,               June 30,                       June 30,
                                   1998          1998           1997             1998         1997
                                   ----          ----           -----            ----         ----
                                (Unaudited)          (Unaudited)                     (Unaudited)

Operating Expenses:
  General and administrative   $ 5,480,238    $   465,540    $   519,753    $   303,693    $   125,596
  Payments under licenses ..       652,266
  Travel and entertainment .       982,830         64,223        132,645          9,596         32,762
                                 -----------     -----------   -----------      -----------  -----------

                                  7,115,334        529,763        652,398        313,289        158,358
                                  -----------    -----------    -----------    -----------   -----------


Loss From Operations .......    (7,115,334)      (529,763)      (652,398)      (313,289)      (158,358)


Other Income (Expense)
  Interest income ..........        95,671         19,037          9,361          6,721          4,036
  Interest expense .........      (326,191)       (97,691)       (57,573)       (40,429)       (25,224)
                                 -----------     -----------   -----------      -----------  -----------
                                  (230,520)       (78,654)       (48,212)       (33,708)       (21,188)
                                -----------     -----------    -----------      -----------  -----------

Net Loss ...................   $(7,345,854)   $  (608,417)   $  (700,610)     $(346,997)   $  (179,546)
                                ===========     ===========    ===========     ===========  ===========

Basic and Diluted

  Per Common Share (Note 4)
Loss From Operations ...   $     (1.90)   $        (0.13)   $    (0.17)       $   (0.08)   $    (0.04)

    Net Loss ...............   $  1.97)      $     (0.15)   $    (0.18)     $     (0.09)   $    (0.05)















See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Nine Months Ended June 30, 1998 (Unaudited)



                                                                      Deficit
                                                                   Accumulated
                                                Additional          During the
                                      Common      Paid-in          Development
                                      Stock       Capital               Stage           Total

Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share) ...................   $   2,206    $ 178,094         $                $ 180,300

Net loss .......................                                       (290,483)    (290,483)
                                   ---------     ---------             ---------    ---------

Balance (deficit),
  September 30, 1988 ...........       2,206      178,094              (290,483)    (110,183)

Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares) .............         306      456,695                             457,001

Net loss .......................                                       (338,985)    (338,985)
                                      ---------    ---------           ---------     --------

Balance (deficit),
  September 30, 1989 ...........       2,512      634,789              (629,468)        7,833

Net loss .......................                                       (255,036)    (255,036)
                                     ---------   ---------             ---------    ---------

Balance (deficit),
  September 30, 1990 ...........       2,512      634,789              (884,504)    (247,203)

Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares) ..          44       70,813                              70,857

Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share) .......................         388      603,219                             603,607

Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share) .............           1        2,199                               2,200


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Nine Months Ended June 30, 1998 (Unaudited)



                                                                       Deficit
                                                                     Accumulated
                                                        Additional   During the
                                        Common           Paid-in     Development
                                         Stock            Capital       Stage           Total


Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)   $         5    $      8,124    $              $     8,129

Net loss ..........................                                     (670,179)      (670,179)
                                       -----------    -----------    -----------      ----------

Balance (deficit), September 30, 1991        2,950      1,319,144     (1,554,683)      (232,589)

Issuance of stock, October -
  December 1991 (150,925
  shares at $1.60 per share) ......           151        241,329                         241,480

Shares purchased in rescission
  offer (10,562 shares) ...........           (11)       (16,888)                        (16,899)

Issuance of stock, public
  offering, August - September
  1992 (344 shares at $16.00 per
  share) ..........................             1          5,499                           5,500

Net loss ..........................                                     (562,751)       (562,751)
                                        -----------    -----------    -----------       ---------

Balance (deficit), September 30,
                               1992         3,091      1,549,084      (2,117,434)       (565,259)

Issuance of stock, public offering
  October 1992 - September 1993
  (92,785 shares at $16.00 per
  share) ..........................            93      1,484,457                       1,484,550

Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)             3          3,997                           4,000



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Nine Months Ended June 30, 1998 (Unaudited)



                                                                                          Deficit
                                                                                      Accumulated
                                                                   Additional          During the
                                                  Common             Paid-in          Development
                                                    Stock            Capital               Stage           Total


Issuance of warrants to
  stockholder                                       $             $     6,333      $                   $      6,333

Conversion of $103,000 of
  notes payable to stockholders
  and accrued interest, December
  1992 (6,438 shares)                                    6            102,994                               103,000

Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                                      9            149,991                               150,000

Net loss                                                                              (1,207,921)        (1,207,921)
                                                    ----------       ----------       -----------         ----------

Balance (deficit), September 30,
  1993                                                 3,202        3,296,856         (3,325,355)           (25,297)

Issuance of warrants to
  stockholders                                                        226,000                               226,000

Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)                      4              5,996                                 6,000

Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                                      4             49,997                                50,001

Net loss                                                                                (767,427)          (767,427)
                                                    -----------      -----------     ------------        -----------

Balance (deficit), September 30,
  1994                                                 3,210        3,578,849         (4,092,782)          (510,723)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1997 and the
                   Nine Months ended June 30, 1998 (Unaudited)


                                                                                        Deficit
                                                                                      Accumulated
                                                                   Additional          During the
                                                  Common             Paid-in          Development
                                                    Stock            Capital               Stage           Total

Issuance of warrants to stockholders                $            $      9,760      $                  $       9,760

Issuance of stock, May 1995
 (6,250 shares at $8.00 per share                        6             49,994                                50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000

Issuance of stock for expenses,
  July 1995 (18,750 shares
  at $8.00 per share)                                   19            149,981                               150,000

Net loss                                                                               (896,998)           (896,998)
                                                   -----------    -----------       -------------      -------------

Balance (deficit), September 30, 1995                3,241          3,838,578        (4,989,780)         (1,147,961)

Issuance of warrants to stockholders                                    5,340                                 5,340

Net loss                                                                               (551,621)           (551,621)
                                                   -----------     ------------    -------------       -------------

Balance (deficit), September 30, 1996                3,241          3,843,918        (5,541,401)        (1,694,242)

Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                             50             99,950                               100,000

Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                           196            390,996                               391,192

Net loss                                                                             (1,196,036)          (1,196,036)
                                                   ------------   ------------       -----------        -------------

Balance (deficit), September 30, 1997                3,487          4,334,864        (6,737,437)          (2,399,086)

Net loss                                                                               (608,417)           (608,417)
                                                  -------------     ------------   ------------         ------------

Balance (deficit), June 30, 1998
  (Unaudited)                                      $ 3,487         $4,334,864       $(7,345,854)        $(3,007,503)
                                                   =======         ==========        ============        ===========


See notes to financial statements

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                      Cumulative
                                                      During
                                                    Development
                                                    Stage Through                     Nine Months Ended June 30,
                                                   June 30, 1998                   1998               1997
                                                     (Unaudited)               (Unaudited)         (Unaudited)

Operating activities:
  Net loss                                         $(7,345,854)                 $ (608,417)          $(700,610)
  Items not requiring
  (providing) cash:
    Depreciation                                        19,102                       2,124               1,197
    Expenses funded by Common
      Stock issuance                                   596,279                  -------------         ---------
    Other                                                3,341
  Changes in:
    Advances to officers                              (537,348)                    (80,000)           (127,165)
    Other assets                                       (42,195)                    (18,526)           (135,793)
    Accounts payable                                   782,316                       3,604              94,504
    Accrued expenses                                   952,200                     268,331             236,081
    Deferred compensation                              447,501                      15,003              13,570
                                                   -------------                ------------         -----------
        Net cash used in
         operating activities                       (5,124,658)                   (417,881)           (618,216)
                                                    -----------                 -----------          ----------

Investing activities:
  Purchase of fixed assets                             (19,808)
  Other                                                 (3,341)                 ------------        -----------
         Net cash used in                            -----------
          investing activities                         (23,149)                 ------------       ------------
                                                     -----------
Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                        2,720,562
  Proceeds from notes payable                        1,665,609                      20,000             606,000
  Proceeds from convertible debentures                 991,000                     516,000
  Payments on notes payable                           (154,609)
  Other                                                108,410
                                                     ----------                 ----------           ---------
         Net cash provided by
           financing activities                      5,330,972                     536,000             606,000
                                                    -----------                 ----------          ----------

Increase (decrease) in cash                            183,165                     118,119             (12,216)

Cash, beginning of period                                    0                      65,046              62,333
                                                   ------------                 -----------        -----------

Cash, end of period                                 $  183,165                 $   183,165          $   50,117
                                                    ===========                  =========          ==========

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                    UNAUDITED


NOTE 1:  FINANCIAL STATEMENTS

The balance sheet as of June 30, 1998, the statements of operations and cash flows cumulative during development stage through June 30, 1998, the statements of operations for the nine months and three months ended June 30, 1998 and 1997 and the statements of changes in stockholders' equity (deficit) and cash flows for the nine months ended June 30, 1998, have been prepared by ThermoEnergy Corporation (the "Company"), formerly Innotek Corporation, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1998.

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

NOTE 2: NOTES PAYABLE TO STOCKHOLDERS AND CONVERTIBLE
DEBENTURES

During November 1997, the Company executed a 10% note payable to a stockholder for $20,000. As more fully described below, during February 1998, the Company issued convertible debentures in exchange for $140,000 of the 10% notes and related accrued interest. At June 30, 1998, the Company was committed to issue 53,600 shares of Series B Common Stock to the holders of the notes.

During January 1998, the Company's Board of Directors approved the issuance of up to $1,000,000 of Series 98, 15% Convertible Debentures, due January 15, 2003. Debentures with an aggregate principal balance of $500,000 were sold for cash to related parties during 1998. Debentures with an aggregate principal balance of $156,000 were issued to certain stockholders during February 1998 in exchange for the 10% notes and related accrued interest due to them by the Company. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                    UNAUDITED


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

The Company's 1997 Stock Option Plan contains automatic grant provisions for non-employee Directors of the Company. At June 30, 1998, the Company was committed to issue options under the automatic grant provisions for 5,000 shares of Series B Common Stock.

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                    UNAUDITED




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

The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,738,233 shares for the period cumulative since inception through June 30, 1998, and 4,045,558 and 3,799,554 shares for the nine-month and three-month periods ended June 30, 1998 and 1997, respectively.

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                    UNAUDITED




NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS
                 (CONTINUED)


The overall goal of the Company is to successfully complete a demonstration project for all of its technologies. The Company completed a successful demonstration of its NitRem process utilizing the dual-shell-reactor in September of 1997. Final test results were prepared in May 1998. The Company is using the successful test data to market NitRem units. The successful demonstration of NitRem and the Company's other technologies is the single most important business factor in implementation of the Company's plan of operations.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Company's technologies. The Company has entered into marketing agreements with third parties in order to pursue this business strategy.

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

     The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. The Company is currently negotiating project-specific working arrangements with Foster Wheeler Environmental Corporation. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart, Inc., and Mitsui & Co. (U.S.A.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. The Company has not generated any operating revenues or any profits. The Company completed demonstration of its NitRem-DSR technology at the TRIES, Radford Army Ammunition Plant project in Radford, Virginia in September 1997. This NitRem-DSR project took a wastewater stream containing dinitrotoluene (DNT) and successfully reduced the concentration of DNT from 120,000 ppb to less than 5 ppb, acheiving a destruction efficiency of 99.996%, well below National Pollution Discharge Elimination System (NPDES) discharge limits. Based on these test results, the Company, individually and jointly with Foster Wheeler Environmental Corporation, is actively marketing the NitRem-DSR units to potential industrial clients and to various divisions within the DOD.

     The Company has a project to demonstrate its ARP technology at New York City's Staten Island wastewater treatment facility. The demonstration project is scheduled to begin August of 1998 and will run for 150 consecutive days. Foster Wheeler Environmental Corporation has agreed to pay for all expenses for this project not to exceed $500,000. On March 17, 1998, the city of Colton, California agreed to host a STORS demonstration project. This demonstration project will be funded by a $3,000,000 EPA grant to the San Bernardino Water Valley District and the City of Colton. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings. The Company will be reimbursed for administrative and operating costs from the STORS demonstration project. The demonstration project is scheduled to begin in August of 1998 upon release of the $3,000,000 congressional appropriation by the Region 9 U.S. EPA Office to the City of Colton. Design plans for the STORS plant have been completed.

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

Plan of Operations

     The Company had planned to use the net proceeds of a proposed public offering to fund the operations of the Company hire additional personnel. As discussed in Note 3 of Notes to Financial Statements, the managing underwriter of the proposed offering notified the Company in October 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of its Series 98 Convertible Debentures (see Note 2 of Notes to Financial Statements) to satisfy the cash requirements for its basic operations for the next year ending September 30, 1998. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of its technologies.

     The overall goal of the Company is to successfully complete a demonstration project for STORS at Colton, California, in the San Bernardino Water Valley District and the ARP project at New York's Staten Island Wastewater Treatment Plant, through all of the projects and strategic working arrangements discussed above. Management plans to utilize these demonstration facilities to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. A successful demonstration project is the single most important business factor in the implementation of the Company's plan of operation. The Company believes that such projects, if successful, will allow the Company to generate income through the commercialization of the Technologies.

Results of Operations

     For the nine months ended June 30, 1998, the Company incurred a net loss of $608,417 as compared to $700,610 for the nine months ended June 30, 1997.

     General and administrative expenses and travel expenses decreased during the nine month period ended June 30, 1998, compared to June 30, 1997, due to the Company's efforts to conserve cash due to the failure of the proposed public offering. Interest expense increased significantly between the same two periods due to the increase in notes payable to stockholders and the issuance of the 15% Convertible Debentures.

Liquidity and Capital Resources

     During the period ended June 30, 1998, the Company used $417,881 of cash in operations compared to $618,216 in 1997. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) 27.1 Financial Data Schedule

     (b) No other reports on Form 8-K have been filed during the quarter ending June 30, 1998.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment report to be signed on its behalf of the undersigned, thereunto duly authorized.

     Date: August 7, 1998

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer