Form 10-K
period 1998-09-30
THERMOENERGY CORP
filed 1998-12-29
CIK 884504

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998
                       Commission File Number 33-46104-FW

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

     As of December 22, 1998, there were 3,402,968 shares of common stock outstanding (excluding 83,829 of treasury shares held by Company). The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 22, 1998 is explained in Item 5.

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

     The Company is the exclusive worldwide (except STORS in Japan) licensee for certain environmental technologies developed by Battelle. These technologies are primarily aimed at solving waste water problems for broad-based markets. These technologies include three chemical process technologies known as the Sludge-To-Oil Reactor System (STORS(TM)), Nitrogen Removal (NitRem) and Ammonia Recovery Process ("ARP"). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor(TM)("DSR"(TM)), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (collectively, STORS, NitRem, ARP and DSR are referred to as the "Technologies"). The Company's applications of the Technologies eliminate damaging organic and nitrogenous contaminants from municipal, DoD and industrial waste streams.

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

     ARP is a patent-pending process designed to recover ammonia from dilute waste streams. The removed and concentrated ammonia can thereafter be converted to nitrogen (N2) or recovered as a salt, such as ammonium sulfate (NH2)2SO4), packaged and sold worldwide as a commercial grade fertilizer. ARP's primary market is municipal wastewater treatment and treating wastewater discharge from concentrated animal farming operations, such as for the dairy, beef, poultry or pork industry.

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

     The EPA, in its 1992 Needs Survey Report to Congress, estimated the capital required to meet minimum waste water treatment standards in the United States through the year 2012 would be between $31.3 and $37.4 billion.

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

     From a competitive standpoint, the lower capital requirements for an ARP or STORS/NitRem waste water treatment facility make it an attractive option for municipalities, such as New York City and Colton, California. The top 60 municipal waste water treatment markets account for approximately 80% of all the sewage sludge generated annually in the United States. The Company believes these markets are excellent privatization candidates where the Company could build, own and operate the waste water facilities for the municipality over a contracted period (usually 20 years). These contracts, known as "take or pay" agreements, would call for the local municipal government to pay the Company on a per dry ton per day through-put basis. The Company estimates that these 60 markets will produce approximately 8 million dry tons of sludge per year at a current average internal cost rate in excess of $550 per dry ton or an equivalent of $4.4 billion annually.

     The Company's business strategy is to establish joint ventures or other collaborative working arrangements with larger, more established companies currently operating in the Company's targeted markets. The Company intends to enter into these relationships to (i) effect direct sales of equipment and services to government or industrial users, (ii) sublicense the technologies to industrial users, or (iii) to build, own and operate municipal and/or industrial waste water treatment facilities. On September 9, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC and has granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities.

     The Company has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart, Inc., and Mitsui & Co. (U.S.A.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. See "Business - Strategic Corporate Relationships".

     The Company has completed one project demonstration for NitRem/DSR, and has projects underway to demonstrate ARP and STORS . The Company will not be required to make capital contributions to any such projects and the Company will not receive any revenues or earnings from these demonstration projects. The Company will be reimbursed for administrative and operating costs from the STORS demonstration projects.

     In October 1994, the Company and Sam Houston State University, doing business as the Texas Regional Institute for Environmental Studies ("TRIES"), signed an agreement to undertake a demonstration project to evaluate the nitrogen removal process and NitRem's ability to economically and safely treat residual water streams produced from the manufacture of various explosives, such as trinitrotoluene ("TNT") redwater, DNT contaminated wastewater, and various RCRA waste streams within the Department of Defense industrial base and the Department of Defense Commercial Facilities. TRIES holds the contract with the DoD, Department of Army, and the Company has subcontracted with TRIES for the project. The NitRem DSR unit was delivered to the project site, Radford Army Ammunition Plant, Radford, Virginia, in June 1997, began July 21, 1997. Testing and processing of the DoD RAPP test material was concluded on September 5, 1997. The Company has received the final test results and report from TRIES. Results indicate that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these results, the Company is actively marketing NitRem to the DoD. See "Business - NitRem Removal Demonstration - United States Department of the Army Program."

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

     The Company has decided to demonstrate the capabilities of its newly acquired ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement FWEC to provide up to $500,000 funding necessary to demonstrate the ARP technology and to design, fabricate and operate the ARP pilot plant. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. This will be the first collaborative effort between the Company and Foster Wheeler Environmental Corporation to demonstrate this nitrogen removal process pursuant to the New York agreement. See "Business Nitrogen Removal Demonstration - New York City Project".

     In September 1996, a $3,000,000 federal grant was appropriated by Congress for use by the San Bernardino Valley Water District ("SBVWD") for the design, construction and operation of a large-scale STORS wastewater treatment demonstration facility. In March, 1998, the SBVWD selected the City of Colton, California to host the STORS demonstration project. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings. The Company will be reimbursed for administrative and operating costs for this project. The design plans for the STORS project have been completed. The Company anticipates subcontracting with FWENC to fabricate, install and operate the STORS demonstration unit. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the U.S. The demonstration project is scheduled to begin in the second quarter of 1999.


     Although the Company believes that it will be able to enter into additional working arrangements with additional strategic partners and, if the demonstration projects are successful, be awarded sales and/or service contracts based on the Technologies, there can be no assurance that any of these discussions will result in working arrangements, demonstration project contracts, or contract awards, or that such agreements or contracts will result in revenue for the Company. Even if a demonstration project is successfully completed, there can be no assurance that the Company will be awarded commercial contracts for such a project. Even if such contracts are awarded, neither STORS, NitRem, ARP nor the DSR have ever been utilized on a large-scale commercial basis, and there is no assurance that either STORS, NitRem, ARP or the DSR will perform successfully on a large-scale commercial basis or that it will be profitable to the Company. There can also be no assurance that either STORS, NitRem, ARP or the DSR will not be superseded by other competing technologies.

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

GENERAL OPERATIONS

     The Company is engaged in the development of STORS, a thermochemical process for converting sewer sludge to fuel, NitRem, the process of aqueous phase destruction of nitrates, nitrites, ammonia in amines, ARP, a process designed to recover ammonia from dilute wastestreams and convert it to either N2 or ammonium sulfate, and the DSR, the pressure vessel through which the STORS and NitRem technologies are conducted. Although the STORS technology is generally focused at the municipal waste water treatment market, and the NitRem technology is generally focused at the hazardous waste disposal market, the two technologies work together. NitRem is used to eliminate the ammonia stream and biological oxygen demand for the waste water that is discharged by the STORS process. ARP's primary market is municipal wastewater and wastewater discharge from concentrated animal farming operations.

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

"Commercialization" as defined in the License Agreement is the construction and continuous operation of at least one facility with the capacity of ten dry ton equivalent or 1,000 gallons of liquid per day including a full scale demonstration facility. This requirement was fulfilled with the successful demonstration of the Radford Army Ammunition Project for the Department of Defense. Pursuant to the License Agreements, Battelle continues to reserve rights in the Technologies for research and development purposes. See "Recent Developments".

     A Japanese corporation, Japan Organo, Inc. ("Organo") successfully built and operated a large-scale demonstration STORS facility in a Tokyo suburb between 1992 and 1996. Other than to confirm that the STORS process works on a large-scale basis, this operation has no connection to the Company, and there are no plans to work with Organo on this or any future STORS facility. However, Organo has, in the past, allowed Battelle and the Company to bring potential clients to the site to view the operation and talk directly to their operating engineers. In addition, Organo continues to publish in relevant trade journals a significant amount of operational data generated through the operation of the large-scale demonstration plant. The Company has the exclusive worldwide rights to STORS, except in Japan. The Company has the exclusive worldwide rights, including Japan, to NitRem, ARP and the DSR. The Company is currently negotiating with Mitsui & Co., Ltd. to market both the NitRem process and the Dual-Shell Reactor system in Japan. Mitsui is not related to Orango.

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

     The Company will employ conventional separation techniques standard in similar industries. The oil fraction will be siphoned off and sent to a holding tank. The water fraction will be returned via a dedicated pipeline to the front-end of the wastewater treatment plant to be processed utilizing standard industry practices. The char by-product will be handled in one of two ways. If the incoming sewage sludge feedstock contains relatively small percentages of toxic materials (e.g. cadmium, mercury, PCB's, etc.) then the char can potentially be used as a stand-alone fuel source (for example in a cement kiln) or mixed with the oil fraction and used as a fuel source for industrial furnaces or incinerators. However, if the percentage of toxic materials in the influent exceeds regulatory limits then the char can be grouted in cement blocks utilizing conventional methods and landfilled. Both methods of char disposal will be tested on the Colton STORS demonstration project scheduled for the second quarter 1999.


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

     ARP is a patent-pending process designed to recover ammonia from dilute waste streams. The removed and concentrated ammonia can thereafter be converted to nitrogen (N2) or recovered as a salt, such as ammonium sulfate (NH2)2SO4), packaged and sold worldwide as a commercial grade fertilizer. ARP's primary market is municipal wastewater treatment and treating wastewater discharge from concentrated animal farming operations, such as in the dairy, beef, poultry or pork industry. As a nitrogen/ammonia recovery technology, ARP is adaptable to greenfield projects as well as for retro-fitting existing wastewater treatment facilities for virtually any size population base. The capital cost of an ARP facility can range from $1,500,000 to $80,000,000 and has a market potential of 500 municipalities world wide, through privatization or direct equipment sales. The ARP technology was sublicensed to TENC September 9, 1998 for worldwide municipal and agricultural livestock production facilities for the purpose of jointly developing, marketing and utilizing the ARP technology. (See "Certain Relationships and Related Transactions")


     The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS, NitRem or ARP facilities at either a demonstration or commercial facility level. The Radford Army Ammunition Plant and the New York City demonstration projects were funded by the U.S. Army and Foster Wheeler, respectively. The Colton STORS Project will be funded by the U.S. EPA. Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for commercial and/or demonstration facilities of either the STORS, NitRem or ARP technologies. With regard to STORS, no facilities have yet been built, outside Japan, on a commercial basis.

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

     With regard to the Company's NitRem technologies, the large-scale demonstration facility at the Radford Army Ammunition Plant and was operated for a sufficient period of time to produce operating data which the Company believes it can rely upon in approximating capital needs for a NitRem facility. See "Nitrogen Removal Demonstration".


     Unlike NitRem, which destroys ammonia and other nitrogenous compounds, ARP, as an alternative wastewater treatment process, removes and reuses the ammonia from municipal, industrial and agricultural wastewater. Over the past decade, the ever increasing levels of nitrogen/ammonia being discharged to our nations fresh water resources has reached alarming proportions. Excess nitrogen/ammonia concentration results in the acceleration or eutrophication, or the starvation of oxygen in water. When phosphorus is added to the equation, the result is know as "nutrient loading". For the first time, the U.S. EPA is preparing to establish federal guidelines limiting the levels of nutrient loading for industrial and municipal wastewater discharge. Currently operating municipal wastewater treatment facilities require advance treatment processes to oxidize excess ammonia to nitrites (nitrification) and, ultimately, to nitrogen gas, (denitrification), prior to the release of treated water to surface streams. Given the expensive nature of current treatment methods there is significant interest in the development of cost effective, alternative nitrification /denitrification technology. ThermoEnergy's new Ammonia Recovery Process (ARP) is a new state of the art system that addresses many of the shortcomings of current treatment methods.

     ARP requires little space, significantly lower front-end capital costs as well as lower variable (operating) costs. ARP not only effectively removes nitrogen/ammonia from the discharge stream, it converts this liability into an asset in the form of ammonium sulfate; a commercial grade fertilizer that can be sold in worldwide markets. In addition, the utilization of ARP as existing wastewater treatment facilities can potentially increase the treatment plants throughput capacity up to 25%.

         RECENT DEVELOPMENTS

     The Company plans to continue its commercialization efforts during the next fiscal year for the STORS, NitRem and ARP technologies within their target markets, i.e., municipal waste water treatment and hazardous waste disposal markets respectively. The Company is not required to make capital contributions to the following projects and although the Company will be reimbursed for administrative and operating costs, it will not receive any revenues or earnings from these demonstration projects.

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

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS demonstration project in the San Bernardino area. Subsequently, the United States House and Senate approved, in PL 104-204, September 26, 1996, a

$3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office has authorized the EPA's San Francisco office, to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the STORS demonstration project. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings. The Company will be reimbursed for administrative and operating costs for this project. The design plans for the STORS project have been completed . The Company anticipates subcontracting with FWENC to fabricate, install and operate the STORS demonstration unit. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the U.S. The demonstration project is scheduled to begin in the second quarter of 1999.


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

     Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these results, the Company is actively marketing NitRem to the DoD.

         New York City Project

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over three million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allows the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company has decided to demonstrate the capabilities of its newly acquired ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate Relationships).

     On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC and has granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities. It is anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC.


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

     On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC. The main purpose of the joint venture, among other things, is to develop, market and utilize the ARP technology. Concurrently with forming TENC, the Company entered into a Shareholders agreement by an among FWENC, the Company and TENC and a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities.


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

     The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The Company believes that its working arrangement with strategic partners, such as Foster Wheeler Environmental Corporation is the most efficient and effective way to commercialize the Technologies.

         In addition, companies already engaged in the sewage sludge disposal business, some of which have significantly greater financial capability than the Company, could independently develop similar technological processes and reactors and reach viable commercialization prior to the Company doing so. Certain of the Company's potential competitors have contacted the Company or have been contacted by the Company and have expressed interest in acting as operators of STORS, NitRem and ARP facilities which the Company hopes to install.

         The Company anticipates that its primary markets fall into two basic categories: remediation, or environmental clean-up of prior contamination, and waste minimization, or pollution prevention. Both market segments will include the disposal of a wide variety of waste streams, many of which contain toxic and/or hazardous constituents. These two primary markets will consist of three categories: municipal, federal agencies, and industry. The municipal markets will involve the STORS, NitRem and ARP technologies for the process and treatment of municipal waste water. Work for federal agencies will almost exclusively utilize the NitRem technology to process a wide variety of waste streams for the Departments of Defense (DoD) and Energy (DoE). DoD and DoE work will involve both remedial and waste minimization efforts. The Company has completed tests on DoD wastes utilizing the NitRem pilot plant located at the Radford Army Ammunition Plant in Radford, Virginia. As a result of these tests, the Company formed TENC with Foster Wheeler Environmental Corporation to pursue contracts with DoD to dispose of (i) munition residuals resulting from the manufacture of explosives, (ii) rocket propellants, torpedo propellants, chemical/biological weapons, and excess toxic and hazardous ship wastes. Projects where the Company's NitRem technology could benefit DoE are remedial in nature, e.g. the clean-up of aqueous radio nuclides resulting from the production of radioactive materials for nuclear weapons over the past sixty years. Management has identified sites where it believes that NitRem could prove useful, include Hanford, Washington, Savannah River site, South Carolina, and Hawthorne Army Ammunition Plant, Hawthorne, Nevada.

PRIVATIZATION

     A key part of the Company's long-term strategy is to capitalize on the trend toward privatization of municipal services traditionally provided by city government.

     The Company intends to continue to form joint venture arrangements to pursue privatization opportunities in the municipal water/waste water industry. In February 1997, the Company joined with Foster Wheeler Environmental Corporation and Dan Cowart, Inc. in responding to a preproposal solicitation by the City of Atlanta for privatization concepts and Technologies, to which it has not yet received a response.

RESEARCH AND DEVELOPMENT

     Research and development activities with respect to STORS, NitRem and ARP are ongoing and are generally conducted by Battelle. The Company conducted no research and development activities for the Company for the year ended September 30, 1997. Payment under licenses expenditures for the Company were $25,000,
$25,000, and $0 for the years ended September 30, 1998, 1997, and 1996,respectively. The Company made payments to Battelle for support services in 1998 for $52,000; $72,000 in 1997 and $5,000 in 1996.

Employees

     As of December 1, 1998, the Company had a total of 3 employees, two full-time: the Chairman and Chief Executive Officer and the President and one part time: Executive Vice President and Senior Vice President of Corporate Technology. All of the Company's employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are satisfactory.

Item 2
                                   PROPERTIES

     The Company leases approximately 1200 square feet of space in Little Rock, Arkansas from an unaffiliated third party under a month to month lease, which the Company uses as its principal executive offices. The Company leases approximately 500 square feet of space on a month to month basis located at 3100 George Washington Way, Suite 153 in Richland, Washington from Sunna Corporation. Alex Fassbender is an officer and shareholder of Sunna Corporation. The lease arrangement is no more or less favorable than terms the Company could acquire from an unaffiliated third party. In the event either of the Company's leases are not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays.

Item 3
                                LEGAL PROCEEDINGS

     On October 6, 1998, the Company filed an action in the United States District Court, Eastern District of Arkansas, Western Division, Case No. LR-C-98-657 against National Securities Corporation, a wholly owned subsidiary of Olympic Cascade Financial Corporation and Steven A. Rothstein, individually and as chairman of National Securities ("Defendants") in connection with purported efforts on the part of the Defendants to underwrite a public offering of securities for the Company. The Complaint alleges breach of contract, promissory estoppel, breach of fiduciary duty and intentional or negligent misrepresentation and seeks compensatory and punitive damages, jointly and severally, against the Defendans.


ITEM 4.           SUBMISSION OF MATERIALS TO A VOTE OF SECURITY
                  HOLDERS.

         The Annual Meeting of the Shareholders of the Company's was held on November 18, 1998. Louis J. Ortmann and J. Donald Philips were elected directors of the Company. The shareholders also ratified the appointment of Kemp & Company as independent public accountants for the fiscal year ending September 30, 1998.

          The results of the voting were as follows:

                                                                 Abstain/
                               For             Against           Withheld

Election of Directors:
Louis J. Ortmann              2,175,571                          2,753
J. Donald Philips             2,195,070                          3,254

Appointment of Kemp
& Company                     2,159,983        1,433            16,908


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         There is no public market for the Company's common stock. No dividends have been declared by the Company since inception.

         The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value, of which 10,000,000 shares are designated as Series A Common Stock and of which 65,000,000 shares are designated Series B Common Stock. In addition, the Company's authorized capital stock consists of 10,000,000 shares of Series Preferred Stock, $1.00 par value ("Preferred Stock"). As of December 22, 1998, there were no shares of Series A Common Stock issued and outstanding, 3,402,968 shares of Series B Common Stock outstanding and no shares of Preferred Stock issued and outstanding.

As of December 22, 1997 the number of record holders of the Company's Series B Common Stock was 1,149.

ITEM 6.           SELECTED FINANCIAL DATA

     Selected financial data should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto set forth in this Annual Report on Form 10-K.



             Cumulative During
             Development Stage
                 Through            1998          1997           1996            1995            1994
           September 30, 1998       ----          ----           ----            ----            ----

Net loss (1)   $(7,534,536)     $(797,099)   $ 1,196,036    $  (551,621)   $  (896,998)   $  (767,427)
Total assets                      673,068        349,911        173,333        125,215         49,541

Basic and
 Diluted net
 loss per
 common share(2)     (2.01)          (.20)          (.31)          (.15)          (.24)          (.20)



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

     The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem- DSR or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. On September 9, 1998, the Company formed ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company owns 49.9% of TENC and has granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities.

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

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS demonstration project in the San Bernardino area. Subsequently, the United States House and Senate approved, in PL 104-204, September 26, 1996, a

$3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office has authorized the EPA's San Francisco office, to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the STORS demonstration project. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings. The Company will be reimbursed for administrative and operating costs for this project. The design plans for the STORS project have been completed . The Company anticipates subcontracting with FWENC to fabricate, install and operate the STORS demonstration unit. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the U.S. The demonstration project is scheduled to begin in the second quarter of 1999.


     The EPA continues to maintain discretionary control over the disbursement of the $3,000,000 federal grant discussed above. While it is currently the EPA's intention to disburse the funds for the SBVWD project, it is possible that the EPA, in its sole discretion, may redirect these funds for use on a full-scale STORS demonstration project in another EPA region.


       New York City Project

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over three million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allows the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company has decided to demonstrate the capabilities of its newly acquired ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate Relationships).

     On September 11, 1998, the Company formed ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company owns 49.9% of TENC and has granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities. It is anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC.

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

Plan of Operations

     The Company had planned to use the net proceeds of the proposed public offering to fund it day-to-day the operations until such time as the Company either made substantial equipment sales or secured a long-term privatized contract. All of the Company's demonstration projects have been funded by grants or by its strategic corporate partners. As discussed in note 7, of the financial statements, the managing underwriter of the proposed offering notified the Company in October of 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of $1,500,000 of convertible debentures to satisfy the cash requirements of the for its basic operation for the next year.

     The company raised $536,000 in interim financing from current shareholders to fund the Company through the registration period. The notes were for original terms of six months at 10%, renewable at the option of the holder. In July of 1998, a holder for $200,000 failed to renew his note for which the Company is now in default with interest accruing at 18% per annum. All or part of the remaining $336,000 six month notes may be in default if the holders fail or refuse to renew their notes by December 31, 1998. Additionally, the company previously issued $750,000 of 6.63%, 5 year notes, of which $179,365 is due in 1999, $217,535 is due in 2000. The balance of the notes was converted to stock by the holder. Additional funds may be necessary in the event the company is unable to pay the notes as they become due and as the Company takes on other projects or makes an acquisition of another company to facilitate the commercialization of its technologies. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC. The main purpose of the joint venture, among other things, is to develop, market and utilize the ARP technology. Concurrently with forming TENC, the Company entered into a Shareholders agreement by an among FWENC, the Company and TENC and a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities. On August 4, 1998, the Company signed an agreement FWEC to provide up to $500,000 funding necessary to demonstrate the ARP technology and to design, fabricate and operate the ARP pilot plant. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be engaged through TENC.

     The overall goal of the Company has been to successfully complete a full scale demonstration of its technologies and to form strategic corporate alliances to market the technologies discussed above. The company has successfully completed demonstration of the NtiRem; DSR and ARP technologies and it scheduled to begin a STORS NitRem project in the second quarter of 1999. Management plans to utilize these demonstration projects and the TENC joint venture to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factors in implementing the Company's plan of operations.

Liquidity and Capital Resources

     During the year ended September 30, 1998, the Company used $592,560 of cash in operations compared to $753,287 in 1997 and $257,166 in 1996. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During 1998, 1997 and 1996, the Company met its liquidity needs primarily from borrowings from related parties (see Note 4 of Notes to Financial Statements). Management plans to meet the Company's liquidity needs during the year ending September 30, 1999 with proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its Technologies, such as the Radford NitRem, New York City NitRem and San Bernardino STORS demonstration projects.

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


Net Operating Losses

     The Company has net operating loss carry forwards as of September 30, 1998, of approximately $5,500,000 which expire in various amounts during the years 2003 through 2018. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,095,000 has been established to offset any benefit from the net operating loss carry forward as it cannot be determined when or if the Company will be able to utilize the net operating losses. See Note 5 of Notes to Financial Statements.

Year 2000 Issues

     Management has not completed its assessment of its Year 2000 issues. Confirmation requests for Year 2000 readiness of the third parties with whom the Company has significant relationships have been sent. Based on management's discussions to date with such third parties and an analysis of its record keeping functions, management does not believe that the Year 2000 issues will have a material effect on Company's business, results of operations or financial condition. The Company has also determined that its financial reporting system could be maintained on a manual basis.

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



ITEM 9.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.
         NONE

                                    PART III

Item 10
                 EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

         The names and ages of the executive officers, key employees and directors of the Company, and their positions with the Company, are as follows:

     NAME                       AGE(1)             POSITION

Dennis C. Cossey                 52           Chairman of the Board,
                                              Chief Executive Officer,
                                              Secretary and Director

Primo L. Montesi                 63           President and Director

Alex G. Fassbender               42           Executive Vice President,
                                              Senior Vice President
                                              of Corporate Technology

Louis J. Ortmann, DDS            61           Director

J. Donald Phillips               64           Director

Andrew T. Melton                 52           Director

Dr. Paul A. Loeffler             51           Director

Jerald H. Sklar                  61           Director

(1)      As of September 30, 1998.

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

         Primo L. Montesi has served as President, Chief Operating Officer and Director of the Company since 1988.

     Alex G. Fassbender has served as Executive Vice President, Senior Vice President Corporate Technology since November 20, 1998. Mr. Fassbender serves the Company on a half time basis and serves the remainder of his time as an engineer at Battelle Memorial Institute and President of Sunna Systems Corp. Prior to joining the Company, Mr. Fassbender was manager of Technology Commercialization at Battelle Pacific Northwest Laboratories. He has held various positions with Battelle since 1976. Mr. Fassbender received his B.S. (Chemical Engineering) in 1976 from the University of California, Berkeley, his MBA in 1980 and his M.S. (Chemical Engineering) in 1988. (See Employment Agreements).

     Dr. Louis J. Ortmann, D.D.S., age 62, is currently an associate of Louis J. Ortmann Dental Clinic, Inc., and is active in the business management and operation of the clinic. Dr. Ortmann is a graduate of the University of St. Louis and had been engaged in the practice of dentistry for thirty years. Dr. Ortmann had been a director of the Company since September, 1991.

     J. Donald Phillips is an insurance executive in Little Rock, Arkansas, and currently National Sales Manager for Citizen's Fidelity Insurance Corporation, an Arkansas-based insurance company. Mr. Phillips has been employed by Citizen's Fidelity Insurance Corporation since November 1989. Mr. Phillips has served as Director of the Company since November 1990.

     Andrew T. Melton, is chief executive officer and the principal shareholder of Solomon Financial, Inc., a company he started in January, 1997, specializing in financing Canadian imports to the U.S. Mr. Melton is a certified public accountant and received an MBA in finance and a Bachelor of Science degree in economics from Louisiana Tech University. From 1986 to 1994, Mr. Melton served as Executive Vice President, Chief Financial Officer and Treasurer of Worthen Banking Corporation, Little Rock, Arkansas. From 1995 to 1998, Mr. Melton was Vice President with Merrill Capital Markets in Little Rock, Arkansas. Mr. Melton has served as a director of the Company since his election September 5, 1997.

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

     The Board of Directors of the Company consists of seven Directors. Up to seven people may serve on the Board of Directors. Directors are elected at the Company's Annual Meeting of Shareholders. Seven Directors serve staggered three year terms, with two Directors elected each year, and one Director serves a five year term. Louis J. Ortmann and J. Donald Phillips were elected on November 18, 1998 and will serve three year terms until May 2001 or until their successors are duly elected. Primo L. Montesi was elected May 1, 1996 and will serve a three year term until May 1999 or until his successor is duly elected. Thomas Randall Kemp was also elected as a director May 1, 1996 to serve a three year term. Mr. Kemp resigned April 15, 1997 at the request of the Company to ensure the continued independency of the Company's auditors. On September 5, 1997, the Board of Directors elected Jerald H. Sklar to fill the vacancy created by Mr. Kemp's resignation. Mr. Sklar will serve until May of 1999 or until his successor is duly elected. Dennis Cossey was elected to a five year term on May 1, 1996 and will serve until May 2001 or until his successor is duly elected. Andrew T. Melton and Dr. Paul A. Loeffler were elected on September 5, 1997 and will serve three years until the 2000 Annual Meeting of Shareholders or until their successors are duly elected.

Item 11
                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Chief Executive Officer and to the four most highly compensated executive officers of the Company for the years ended September 30, 1998, 1997, and 1996. Except as set forth below, no executive officer of the Company had a salary and bonus during the years indicated that exceeded $100,000 for services rendered in all capacities to the Company.

                                    SUMMARY COMPENSATION TABLE

Name and                                                Annual Compensation
Principal Position                        Year       Salary               Bonus


Dennis Cossey,
Chief Executive Officer and               1998        $161,618(1)
Secretary                                 1997        $138,185(1)            --
                                          1996        $118,062(1)            --

Primo L. Montesi, President               1998        $161,618(1)
                                          1997        $138,185(1)            --
                                          1996        $118,062(1)            --

Alex G. Fassbender (2)


(1)  All of the  reported  amount was  accrued  and not paid and  classified  as
     deferred   compensation  in  accordance   with  the  Company's   employment
     agreements with the individuals.


(2) Mr. Fassbender did not join the Company until November 20, 1998. His compensation is set forth below.



Employment Agreements

     The employment agreements of Messrs. Cossey and Montesi provide a base salary of $72,000 with 10 percent annual increases (which have been effective as of January 1 of each year precedent, until the salary of each individual reaches $175,000). Messrs. Cossey and Montesi also were subject to discretionary incentive compensation of up to 50 percent of the base salary of each individual determined by the Compensation Committee. No incentive compensation expense was earned during fiscal 1998, 1997 or 1996. Any amounts earned as salary and incentive compensation but not paid by the Company are classified as deferred compensation which accrues interest at the prime rate of a local bank.
Compensation expense aggregating $73,911, $49,708, and $30,078 was accrued during the years ended September 30, 1998, 1997, and 1996, respectively, pursuant to the interest provisions of the compensation agreements.

     The Company is the sole beneficiary of a $500,000 and a $200,000 key man life insurance policy on the lives of Messrs. Cossey and Montesi, respectively.

     On November 20, 1998, the Company entered into a three year employment agreement with Mr. Fassbender under which he shall devote substantially all of his business and professional time to the Company in its business development. Under such agreement, Mr. Fassbender will receive a base salary of $135,000 with 15% annual increases until his salary reaches $250,000. Due to the financial condition of the Company at this time, the employment agreement with Mr. Fassbender was amended November 20, 1998 to engage Mr. Fassbender for an interim period, not to exceed twelve months from the execution of the employment agreement where Mr. Fassbender will devote one-half of his business time and attention to Company matters of minimum annual salary of $67,500.

     In addition to the Company's last annual shareholders meeting on November 18, 1998, the directors conducted 4 regular and 3 special Board meetings in the last fiscal year. During fiscal year 1997, all directors attended at least 75% of the meetings of the Board of Directors and committees of which they are members.

     The Board of Directors has established four standing committees. Messrs. Phillips, Melton and Loeffler serve on the Executive Compensation Committee and Mr. Melton is its chairman. The function of the Executive Compensation Committee includes reviewing the Company's executive salary structure and approving salary and bonus awards to certain key employees. Messrs. Sklar, Ortmann and Montesi serve on the Stock Option Committee, the chairman of which is Mr. Sklar. The

Stock Option Committee will review and administer the 1997 Stock Option Plan. Messrs. Phillips, Ortmann and Sklar serve on the Audit Committee. Mr. Phillips is chairman of the Audit Committee. The Audit Committee reviews the scope and results of the audit by the Company's independent auditors, makes recommendations to the Board as to the selection of independent auditors, and has approval authority with respect to services provided by the independent
auditors.  In  addition,  it  reviews  systems  of  internal  control,   reviews
accounting policies and procedures, and directs and supervises investigation into matters within the scope of its duties. Messrs. Cossey, Montesi, Melton, Phillips and Loeffler serve on the Executive Committee, the chairman of which is Mr. Cossey. The Executive Committee meets on a monthly basis or as deemed necessary to oversee the operations of the Company.

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

Executive Bonus Plan

     On January 3, 1997, the Company's Board of Directors established a five-year Executive Bonus Plan (the "Bonus Plan") to reward executive officers and other key employees based upon the Company achieving certain performance levels. Under the Bonus Plan, commencing with the Company's 1997 fiscal year and for each of the four fiscal years thereafter, the Company will have discretion to award bonuses in an aggregate amount in each fiscal year equal to 1% of the Company's net sales revenues for each fiscal year, provided and on condition that the Company achieves a net profit before taxes of not less than 5% of net sales in each year, and provided that the aggregate bonuses in each year (out of the maximum amount of 1% of annual net sales) shall not be in excess of the proportion by which the Company's net profit before taxes is greater than 5% of net sales but less than 15% of net sales. The Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool which may be paid annually to participants. For fiscal 1998, no persons were entitled to receive bonus payments.

     Bonuses under the Bonus Plan are not exclusive of other bonuses that may be awarded by the Board of Directors of the Compensation Committee from time to time.

ITEM 12.
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT.

     The following table sets forth, as of December 22, 1998, the holdings of each person who held of recent, or was known by the Company to own beneficially, more than five percent of any class of the Company's voting security, each director of the Company and all directors and officers of the Company as a group. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their name.

NAME AND ADDRESS                          NUMBER OF SHARES     % OF OUTSTANDING
BENEFICIAL                                OF COMMON STOCK(1)    SHARES OF COMMON
                                                                     STOCK (2)



P.L. Montesi
22 Greenway Drive
Little Rock, AR 72212                         162,010(3)                    4.67

Dennis Cossey
11706 Pleasant Ridge Drive
Little Rock, AR 72212                         260,447(4)                    7.65

Alexander G. Fassbender                           625
3100 George Washington Way, Suite 153
Richland, WA 99352

J. Donald Phillips
218 Belmont
No. Little Rock, AR 72216                       6,250                        *

Louis J. Ortmann
3832 Victoria Road
Festus, MO 63028                               21,438(5)                     *

Andrew T. Melton
11825 Hinson Road
Suite 102
Little Rock, AR 72212                              --                         --

Dr. Paul A. Loeffler
128 Royal Oaks
Huntsville, TX 77340                               --                         --

Jerald H. Sklar
50 N. Front Street, Suite 1300
Memphis, TN 38103                              88,215(6)                    2.72

All Officers and Directors as a Group
(7 Persons)                                   538,985(7)                   15.82

Centerpoint Power Corporation of
VA
8228 Smithfield Road
Springfield, VA 22152                         701,875(8)                    17.8


Frank T. Rayner
P.O. Box 16532
Panama City, FL 32406                         228,302(9)                    7.04

Robert Trump
167 E. 61st Street
New York, NY 10021                          1,019,595(10)                  25.12

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

     (3) Does not include 2,188 shares of Series B Common Stock owned by Mr. Montesi's wife distributed to her on February 9, 1993, pursuant to her status as a shareholder of common stock of American Fuel and Power Company ("AFP") in like amount. Pursuant to shareholder action of the Company May 21, 1988, the Company agreed to issue to AFP stockholders one share of the Company's common stock for each share of AFP common stock outstanding as of April 15, 1988. Mr. Montesi's wife was one of such shareholders of AFP entitling her to stock of the Company. Mr. Montesi disclaims beneficial ownership of the shares of Series B Common Stock owned by his wife. Includes 1,875 Series B Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for restricted stock within forty-eight months from date of purchase and assumes the exercise of all Series B Warrants. Includes 3,125 shares representing a one-half interest in 6,250 shares owned jointly with Dennis Cossey. Does not include 6,500 shares of Series B Common Stock to be received upon repayment of a January 1997 loan to the Company.

     (4) Includes 1,875 Series B Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for restricted stock within forty-eight months from date of purchase and assumes the exercise of all Warrants. Includes 3,125 shares representing a one-half in 6,250 shares owned jointly with P.L. Montesi.

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

     (10) Includes a total of 282,822 warrants and 361,773 shares of Series B Common Stock. This includes 392,168 warrants purchased at par value exercisable at $8.00 per share within ten years of (62,500 December 22, 1992; 125,000 April 1, 1993; 208,344 July 15, 1993) and does not include the exercise of warrants by Mr. Trump, 58,825 of which were exercised in August 1994. Includes an additional 62,500 warrants purchased October 14, 1994 for $.02 exercisable at $2.00 per share for restricted stock within 48 months and assumes the exercise of all warrants by Mr. Trump. Includes an additional 25,000 shares of restricted common stock purchased May 10, 1995 at $0.50 per share and an additional 25,000 warrants purchased May 10, 1995 at par value exercisable at $2.00 per share for restricted stock which were exercised in June, 1995. Includes an additional 6,250, 5,000 and 12,500 Warrants purchased March 20, 1996, May 17, 1996 and August 28, 1996, respectively, for $500, $400, and $1,000 exercisable at $2.00 per share for restricted stock within forty-eight months from date of each purchase and assumes the exercise of all warrants. Includes 245,596 shares of Series B Common Stock issued to Mr. Trump in July 1997 in consideration of (i) an additional $100,000 capital contribution to the Company, (ii) the conversion of $391,192 in short-term debt to equity, and (iii) the cancellation of 195,596 Series B Warrants exercisable at $8.00 per share. Includes 375,000 shares of Series B Common Stock represented by the purchase of $750,000 of 15% Convertible Debentures due January 15, 2003, by Mr. Trump, $250,000 purchased each on January 15, 1998; May 20, 1998; and August 24 1998, respectively. The Debentures are convertible to Series B Common Stock at a Conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid.

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

     On February 15, 1995, the final payment from the Company of $75,000 was due and payable to Battelle under the License Agreement, as amended. Due to the financial condition of the Company at that time, the Company was unable to pay the fee. In addition, the Company also owed Battelle reimbursement of expenses advanced by Battelle to cover travel, research, development and associated costs for Alex Fassbender and other technical staff at Battelle engaged in the marketing of the Technologies for the Company. Due to the financial condition of the Company, Battelle agreed, in lieu of cash payment, to accept 18,750 shares of restricted common stock of the Company representing a value of $150,000 based on the Company's last net restricted stock sale at that point in time as full and total payment of all license fees and expenses due from the Company. The License Agreement, when combined with the additional two licenses for defense and industrial license fields, grants the Company the exclusive worldwide rights to STORS and NitRem for all fields of use (except STORS in Japan).

     In December, 1998, Battelle entered into an additional license agreement with the Company, pursuant to which the Company was granted certain rights to make, use and sell the Ammonia Recovery Process (ARP).

     Under the License Agreement, Battelle granted the Company the following:

               (1) An exclusive world-wide license to practice the ARP technology for the recovery of ammonia from fluid waste streams for use at municipal and agricultural livestock production facilities, as developed by Battelle including improvements designed by Battelle.

               (2) A license to utilize technical information including any unpublished research and development information, unpatented invention, know-how, trade secrets, and technical data in the possession of Battelle and that which may come into the possession of Battelle during the term of the License Agreement which relates to the ARP processes. Battelle reserved the right to practice the technology for research, development, and demonstration purposes and to license the technology in field and territories no exclusively licensed herein.

         The Company agreed to the following terms under the likes agreement:

               (1) The Company paid Battelle a $25,000 license fee at the time of the execution of the license and is obligated to pay an additional $25,000 license fee on the first anniversary of the effective date.

               (2) The Company  shall pay Battelle a  continuing  royalty fee of
               (1) 5% of all revenues received from processing fluids or (2) $1.00 for each 1,000 gallons of input to the ARP process, whichever is greater.

               (3) In the event the Company, it's sublicensee wherein the customer will design, and/or build, and/or own, and/or operate a licensed facility, the Company agrees to pay Battelle 5% of the installed cost of the facility using ARP or $40,000, whichever is greater. The installed cost of a facility shall be calculated as equal to 2.72 times the total delivered cost to the major purchased equipment. It does no include land, building yard improvements, services, taxes, contingency fees or working capital.

               (4) The Company shall pay Battelle minimum royalty of $10,000 of 1998, $20,000 for 1999, $30,000 for 2000 and $40,000 for each year thereafter.

               (5) In the event the Company has not contracted to build a commercial facility to practice ARP within three years of the effective date in Territory 1, the United States; Territory 2, the Americas outside of the United States; and Territory 3, Europe; Battelle may, in its sole discretion, elect to terminate the Company's rights for that particular territory. In the event the Company has not contracted to build a commercial facility to practice ARP within five years of the effective date in Territory 4, Battelle may, in its sole discretion, elect to terminate the Companies rights for Territory 4. Otherwise, the License Agreement terminates upon the expiration of the last to expire of the patent(s) included therein.

     On or about July 6, 1998, Battelle and the Company have amended all of the aforementioned licenses from Battelle to the Company to allow Battelle the right to directly license the technologies to TENC in the event that access to the technologies is impeded due to a voluntary or involuntary bankruptcy of the Company.

     The Company is totally dependent upon the engineering, laboratory, research and development skills and expertise of Battelle to supervise the design and implementation of a STORS or, NitRem or ARP demonstration facility, for the conducting of laboratory analysis and characterization of various waste streams to be processed through a STORS, NitRem or ARP unit, to collect and analyze process equipment and performance data generated during a STORS , NitRem and/or ARP demonstration test, and for on-going research and development of the STORS, ARP and NitRem processes. While, at this time, the Company must rely on Battelle's engineers to work with the Company's strategic partners to supervise the design and implementation of the demonstration projects, management believes that upon completion of this Offering, it will be able to reduce its dependence on Battelle's supervision over the design and implementation of the STORS, ARP and NitRem demonstration facilities through the employment of Mr. Fassbender, and the ability of the Company to hire and contract with its own engineers and technicians. Although Battelle has no contractual obligation to support the Company's efforts to commercialize the Technologies, as the Licensor of the Technologies, it has been Battelle's practice to support the Company, as its Licensee, in such efforts. Battelle has provided services including legal services to maintain Technology patents, laboratory services, engineering and marketing personnel, materials and research and development to support the Company's efforts to commercialize the Technologies and pursue demonstration projects. The Company has reimbursed Battelle an aggregate of $64,000 over the last three years in connection with such support services.

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

TENC and FOSTER WHEELER ENVIRONMENTAL CORPORATION

     On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines TEC's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is TEC's first joint venture. TEC will own 49.9% of TENC. Dennis Cossey, CEO of the Company serves as Vice President of TENC.

     Concurrently with forming TENC, the Company entered into a Shareholders Agreement by and among FWENC, TEC and TENC and a sublicense agreement between the Company and TENC.

     Under the sublicense agreement, the Company grant TENC the following:

               (1) The exclusive worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities . The sublicense also grants to TENC non-exclusive use of NitRem/DSR for industrial and U.S. government applications and a non-exclusive grant of STORS (except for Japan) for municipal applications. (2) A license to utilize technical information including any unpublished research and development information, unpatented invention, know-how, trade secrets, and technical data in the possession of the Company and Battelle and that which may come into the possession of the Company and Battelle during the term of the Sublicense Agreement which relates to the ARP processes. The Company and Battelle reserved the right to practice the technology for research, development, and demonstration purposes and to license the technology in field and territories no exclusively licensed herein.

     The TENC agreed to the following terms under the likes agreement:

               (1) The TENC paid the Company a $1.00 and other good and valuable consideration, to wit: to provide any and all funding, not to exceed $500,000, necessary for the demonstration of the ARP technology pursuant to the Company's NO-COST-TEST- AGREEMENT with the City of New York as set forth in a separate agreement with FWENC.

               (2) TENC shall pay the Company a continuing royalty fee of (1) 7% of all revenues received from processing fluids or (2) $1.40 for each 1,000 gallons of input to the ARP process, whichever is greater.

               (3) In the event TENC executes and agreement with a customer or other end user for the purchase of a NitRem of ARP system, then TENC agrees to pay the Company 7% of the invoiced cost of either the NitRem/DSR or ARP system. When using STORS for treating solids laden streams (sludge) and when using NitRem for treating nitrogen laden aqueous streams associated with wastewater treatment plant operations wither prior to of after the STORS operation where the measurement is in gallons ( in thousands ), TENC agrees to pay the Company 140% of the royalties as set forth in paragraph 5 of LICENSE AGREEMENT 9120-C between the Company and Battelle.

               (4) In the event the TENC has not contracted to build a commercial facility or the construction of a privatized commercial facility within three years of the effective date of the sublicense the Company may, in its sole discretion, elect to terminate TENC's rights thereunder for that particular technology. Other wise the sublicense agreement shall end upon the expiration of the last toe expire of the patents described therein.

     On or about July 6, 1998, Battelle and the Company have amended all of the aforementioned licenses to allow Battelle the right to directly license the technologies to TENC in the event that access to the technologies is impeded due to a voluntary or involuntary bankruptcy of the Company.

     On August 4, 1998, the Company signed an agreement FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant in connection with the Company's No-Cost-Test-Agreement with the City of New York. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC.

McKeown & Franz, Inc.

     The Company entered into an agreement with McKeown & Franz, Inc. ("MFI"), in March, 1992, a New York based environmental services firm to assist in the promotion of the Company's NitRem technology to the City of New York. MFI agreed to forego its retainer in return for a success fee and an equity position in the Company should agreement to develop the nitrogen removal be executed either a NitRem demonstration agreement or NitRem purchase agreement be executed with the City of New York. According to the Agreement, MFI would be entitled to receive 9,375 shares of Common Stock Company signing a NitRem demonstration agreement with New York for a City sponsored pilot demonstration project. In May 1993, the Board of Directors authorized the issuance of 9,375 share of Series B Common Stock to MFI pursuant to the terms of the March, 1992 agreement in connection with MFI procuring an agreement with New York City to host a full scale NitRem demonstration. MFI was also in a position to receive additional compensation based on a percentage of the overall capital cost of the NitRem demonstration facility and an option to purchase additional stock upon the sale of one or more full scale NitRem facility as part or all of New York City's nitrogen disposal processes if MFI procured funding for such projects.


     Due to the Company's lack of capital at the time, and the Company's lack of a strategic partner to fund the project, demonstration of the NitRem technology never occurred. Subsequently, the City of New York declined to sponsor a NitRem demonstration. Pursuant to the terms of the March 1992, agreement with MFI, the MFI service agreement terminated at such time as the City of New York declined to sponsor a NitRem demonstration facility. The Company, therefore, has terminated the service agreement with MFI.

         Nutrecycle Ventures

     In July of 1996, the Company executed a no-cost-test-agreement with the City of New York allowing the Company to demonstrate, on-site, the Company's technologies capable of removing nitrogen from the City's wastewater centrate discharge. The Company decided to demonstrate the capabilities of its newly acquired ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant.

     Additional efforts by some of the former principles of MFI who are now principles in the Consulting Group contributed to the Company obtaining such no-cost-test-agreement with the City of New York. Pursuant to the terms of a November 1998 agreement with the Consulting Group, CG will assist the Company in getting ARP selected as the technology of choice by the City of New York to solve all or part of its nitrogen disposal and discharge problems. CG will be paid a maximum of $2,500.00 per month, plus expenses for consulting services. Additionally, CG is in a position to receive additional compensation based upon a percentage of the overall capital cost of the ARP demonstration facility , plus an option to by additional stock in the Company in the event the Company enters into an agreement to sell one or more ARP units to the City or the Company processes wastewater for the City under a privatized agreement.

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

     Dr. Paul A. Loeffler, a director of the Company, elected on September 5, 1997 to a three year term expiring at the Annual Meeting of Shareholders 2000, or until his successor is duly elected, is a member of the board of directors of the Texas Regional Institute for Environmental Studies in Huntsville, Texas, and is also the associate director of TRIES. TRIES is the prime contractor with the U.S. Army for the Company's Radford Army Munitions Plant Demonstration Project. See "Business - Nitrogen Removal Demonstration United States Department of the Army Program".

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

ITEM 14.

                 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                               REPORTS ON FORM 8-K

(a)
         (1) and (2)       Financial Statements and Financial Statement
                           Schedules.

         1.       Balance Sheets
                  September 30, 1998 and 1997.

         2. Statements of Operations -- years ended September 30, 1998, 1997 and 1996 and cumulative during development stage through September 30, 1998.

         3.       Statements of changes in stockholders'
                  equity (deficit)  --  periods ended
                  September 30, 1988 through
                  September 30, 1998.

         4. Statements of cash flows -- years ended September 30, 1998, 1997 and 1996 and cumulative during development stage through September 30, 1998.

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

                        Report of Independent Auditors



Board of Directors
ThermoEnergy Corporation
Little Rock, Arkansas

We have audited the accompanying balance sheets of ThermoEnergy Corporation (A Development Stage Company) as of September 30, 1998 and 1997, the related statements of operations and cash flows for each of the three years in the period ended September 30, 1998 and for the period cumulative during development stage through September 30, 1998, and the related statements of changes in stockholders' equity (deficit) for each of the seven years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through September 30, 1998, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 and for the period cumulative during development stage through September 30, 1998, in conformity with generally accepte accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company is in the development stage with no significant revenues from operations, has incurred net losses since inception, is in default on a note payable to a stockholder and will likely require substantial capital to continue commercialization of the Company's technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Little Rock, Arkansas
December 17, 1998

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

                                          Baird, Kurtz & Dobson

Little Rock, Arkansas
December 11, 1991

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                               September 30,
                                                                                         1998                1997
                                                                                         ----                ----
                                     ASSETS

Cash - Total Current Assets (Note 13)                                              $   242,486         $     65,046

Advances to officers (Note 6)                                                          381,015              258,365
Accrued interest receivable - officers (Note 6)                                         49,567               23,669
Property and equipment, at cost:
  Equipment                                                                             14,818               14,818
  Furniture and fixtures                                                                 4,991                4,991
  Less accumulated depreciation                                                        (19,809)             (16,978)
                                                                                   ------------        -------------
                                                                                             -                2,831
                                                                                   ------------        -------------

                                                                                   $   673,068         $    349,911
                                                                                   ===========         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   590,903         $    733,660
Accrued interest payable - related parties (Note 4)                                    246,671               92,893
Deferred compensation (Note 6)                                                       1,192,779              869,544
Notes payable to stockholders (Note 4)                                                 932,900            1,052,900
                                                                                  ------------         ------------
      Total Current Liabilities                                                      2,963,253            2,748,997

Convertible Debentures (Note 4)                                                        906,000
                                                                                  ------------         ------------
      Total Liabilities                                                              3,869,253            2,748,997

Commitments and contingencies (Notes 2, 3, 4, 7, 10, 11 and 12)

Stockholders' equity (deficit) (Notes 7 and 12):
Preferred stock, non-voting, $1 par value:
    Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value:
    Series A Common Stock; Authorized - 10,000,000
      shares; no shares issued and outstanding
    Series B Common Stock; Authorized - 65,000,000
      shares; issued:  3,486,797 shares; outstanding
      3,402,968 shares                                                                   3,487                3,487
  Additional paid-in capital                                                         4,334,864            4,334,864
  Deficit accumulated during the development stage                                  (7,534,536)          (6,737,437)
                                                                                   -----------          -----------
                                                                                    (3,196,185)          (2,399,086)
                                                                                   -----------          -----------

                                                                                  $    673,068         $    349,911
                                                                                  ============         ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                       Cumulative
                                                        During
                                                      Development
                                                     Stage Through                    Year Ended September 30,
                                                   September 30, 1998             1998         1997           1996


Operating expenses:
  General and administrative                           $ 5,570,941         $  556,243   $    930,866       $ 423,959
  Payments under licenses (Note 3)                         677,266             25,000         25,000
  Travel and entertainment                               1,009,079             90,472        167,937          96,405
                                                       -----------          ---------   ------------       ---------
                                                         7,257,286            671,715      1,123,803         520,364
                                                       -----------          ---------    -----------       ---------

Loss From Operations                                    (7,257,286)          (671,715)    (1,123,803)       (520,364)
                                                       -----------          ---------    -----------       ---------

Other income (expense):
  Interest income (Note 6)                                 105,028             28,394         15,849           6,942
  Interest expense (Note 4)                               (382,278)          (153,778)       (88,082)        (38,199)
                                                       -----------          ---------   ------------       ---------
                                                          (277,250)          (125,384)       (72,233)        (31,257)
                                                       -----------          ---------   ------------       ----------

Net Loss                                               $(7,534,536)         $(797,099)   $(1,196,036)      $(551,621)
                                                       ===========          ==========   ===========       =========

Basic and Diluted per Common Share
(Notes 1, 4, 7 and 12):
    Loss From Operations                               $     (1.94)         $    (.17)    $     (.29)      $    (.14)
    Net Loss                                           $     (2.01)         $    (.20)    $     (.31)      $    (.15)



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           Periods Ended September 30, 1988 Through September 30, 1998


                                                                                      Deficit
                                                  Series                            Accumulated
                                                    B             Additional         During the
                                                  Common           Paid-in          Development
                                                  Stock            Capital            Stage                Total

Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share)                                       $ 2,206         $  178,094          $                  $ 180,300

Net loss                                                                                 (290,483)         (290,483)
                                                   --------        -----------           ---------         ---------

Balance (deficit),
  September 30, 1988                                 2,206            178,094            (290,483)         (110,183)

Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                                     306            456,695                               457,001

Net loss                                                                                 (338,985)         (338,985)
                                                   --------         ----------          ----------         ---------

Balance (deficit),
  September 30, 1989                                 2,512            634,789            (629,468)            7,833

Net loss                                                                                 (255,036)         (255,036)
                                                   --------         ----------          ----------         ---------

Balance (deficit),
  September 30, 1990                                 2,512            634,789            (884,504)         (247,203)

Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)                           44             70,813                                70,857

Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share)                                               388            603,219                               603,607

Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                                       1              2,199                                 2,200



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through September 30, 1998



                                                                                        Deficit
                                                    Series                            Accumulated
                                                     B              Additional        During the
                                                   Common             Paid-in          Development
                                                    Stock            Capital            Stage           Total


Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)              $       5        $     8,124        $                   $    8,129

Net loss                                                                                (670,179)          (670,179)
                                                 ----------       -----------        -----------          ---------

Balance (deficit), September 30,
  1991                                               2,950          1,319,144         (1,554,683)          (232,589)

Issuance of stock, October -
  December 1991 (150,925
  shares at $1.60 per share)                           151            241,329                               241,480

Shares purchased in rescission
  offer (10,562 shares)                                (11)           (16,888)                              (16,899)

Issuance of stock, public
  offering, August - September
  1992 (344 shares at $16.00 per
  share)                                                 1              5,499                                 5,500

Net loss                                                                                (562,751)          (562,751)
                                                 ---------        -----------        -----------          ---------

Balance (deficit), September 30,
  1992                                               3,091          1,549,084         (2,117,434)          (565,259)

Issuance of stock, public offering
  October 1992 - September 1993
  (92,785 shares at $16.00 per
  share)                                                93          1,484,457                             1,484,550

Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)                      3              3,997                                 4,000



                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through September 30, 1998

                                                                                       Deficit
                                                  Series                              Accumulated
                                                    B             Additional           During the
                                                  Common            Paid-in          Development
                                                  Stock             Capital             Stage               Total


Issuance of warrants to
  stockholder                                     $               $     6,333        $                 $      6,333

Conversion of $103,000 of
  notes payable to stockholders
  and accrued interest, December
  1992 (6,438 shares)                                    6            102,994                               103,000

Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                                      9            149,991                               150,000

Net loss                                                                              (1,207,921)        (1,207,921)
                                                  --------        ------------        -----------         ----------

Balance (deficit), September 30,
  1993                                               3,202          3,296,856         (3,325,355)           (25,297)

Issuance of warrants to
  stockholders                                                        226,000                               226,000

Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)                      4              5,996                                 6,000

Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                                      4             49,997                                50,001

Net loss                                                                                (767,427)          (767,427)
                                                  --------        ------------       ------------        -----------

Balance (deficit), September 30,
  1994                                               3,210          3,578,849         (4,092,782)          (510,723)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through September 30, 1998


                                                                                          Deficit
                                                   Series                               Accumulated
                                                    B              Additional            During the
                                                  Common             Paid-in            Development
                                                   Stock            Capital               Stage              Total

Issuance of warrants to stockholders              $               $     9,760        $                $       9,760

Issuance of stock, May 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000

Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000

Issuance of stock for expenses,
  July 1995 (18,750 shares
  at $8.00 per share)                                   19            149,981                               150,000

Net loss                                                                                (896,998)          (896,998)
                                                  ---------       ------------       ------------     --------------

Balance (deficit), September 30, 1995                3,241          3,838,578         (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                    5,340                                 5,340

Net loss                                                                                (551,621)          (551,621)
                                                  ---------       ------------       ------------     --------------

Balance (deficit),  September 30, 1996               3,241          3,843,918         (5,541,401)        (1,694,242)

Issuance of stock, July 1997
  (50,000 shares at $2.00 per share)                    50             99,950                               100,000

Conversion of $338,100 of notes
  payable to stockholders and accrued
  interest, July 1997 (195,596 shares)                 196            390,996                               391,192

Net loss                                                                              (1,196,036)        (1,196,036)
                                                  ---------       ------------       ------------     --------------

Balance (deficit), September 30, 1997                3,487          4,334,864         (6,737,437)        (2,399,086)

Net loss                                                                                (797,099)           (797,099)
                                                  ---------       ------------       ------------     --------------

Balance (deficit), September 30, 1998             $  3,487         $4,334,864        $(7,534,536)        $(3,196,185)
                                                  ========         ==========        ===========         ===========



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                 Cumulative
                                                     During
                                               Development
                                               Stage Through                   Year ended September 30,
                                            September 30, 1998                 1998           1997             1996
                                            ------------------                 ----           ----             ----

Operating activities:
  Net loss                                      $(7,534,536)               $(797,099)       $(1,196,036)     $(551,621)
  Items not requiring
  (providing) cash:
    Depreciation                                     19,809                    2,831              2,831          2,633
    Expenses funded by Common
      Stock issuance                                596,279                                      53,092
    Other                                             3,341                   16,000
  Changes in:
    Advances to officers                           (579,998)                (122,650)          (162,165)       (34,000)
    Other receivables                               (49,567)                 (25,898)           (14,531)        (6,942)
    Accounts payable                                590,903                 (142,757)           238,762         73,417
    Accrued expenses                                246,671                  153,778             34,990         24,799
    Deferred compensation                         1,391,761                  323,235            289,770        234,548
                                                 ----------                ---------        -----------     ----------
        Net cash used in
         operating activities                    (5,315,337)                (592,560)          (753,287)      (257,166)
                                                 ----------                ---------        -----------     ----------
Investing activities:
  Purchases of fixed assets                         (19,808)
  Other                                              (3,341)
         Net cash used in
          investing activities                      (23,149)

Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,720,562                                     100,000          5,340
  Proceeds from notes payable                     1,665,609                   20,000            656,000        261,635
  Proceeds from convertible debentures            1,241,000                  750,000
  Payments on notes payable                        (154,609)
  Other                                             108,410
         Net cash provided by
           financing activities                   5,580,972                  770,000            756,000        266,975
                                                 ----------                ---------         ----------     ----------

Increase in cash                                    242,486                  177,440              2,713          9,809

Cash, beginning of period                                 0                   65,046             62,333         52,524
                                                 ----------                ---------        -----------    -----------

Cash, end of period                             $   242,486               $  242,486         $   65,046     $   62,333
                                                ===========               ==========         ==========     ==========

See notes to financial statements.

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 1:  Organization and summary of significant accounting policies

     Nature of business

     ThermoEnergy Corporation ("the Company") was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include three chemical processes known as Sludge-to-Oil Reactor System, or STORS, and Nitrogen Removal, or NitRem, and Ammonia Recovery Process, or ARP, which were developed through research projects at Battelle
Memorial Institute (Battelle). A fourth technology, a dual-shell pressure balance vessel, known as the Dual Shell Reactor "DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted. STORS, NitRem, ARP and DSR are referred to collectively as the "Technologies".

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

The Company is totally dependent upon the engineering, laboratory, research and development skills and expertise of Battelle to supervise the design and implementation of a STORS, NitRem or ARP demonstration facility, for the conducting of laboratory analysis and characterization of various waste streams to be processed through a STORS, NitRem or ARP unit, to collect and analyze performance data generated during a demonstration test, and for on-going research and development of the Technologies. The Company owns the worldwide licensing rights to the Technologies, except for STORS in Japan, pursuant to exclusive license agreements with Battelle. The Technologies are currently in the demonstration phase. No commercial contracts have been awarded to the Company.

Property and equipment

Property and equipment are depreciated over the estimated useful life of each asset. Depreciation is computed primarily using the straight-line method.

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998

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

     Loss per common share

During the year ended September 30, 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Since the Company must use the computational guidance contained in SAB 83 Topic 4D, adoption of this Statement had no effect on prior period loss per share data. Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect to the reverse stock splits described in Note 7. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992,) have been treated as outstanding for all periods presented in accordance with SAB 83 Topic 4D.

The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,045,557, 3,844,636, 3,799,555, and 3,744,876 shares for the years ended September 30, 1998, 1997 and 1996 and cumulative since inception through September 30, 1998, respectively.

Warrants to purchase approximately 736,000 shares of Series B Common Stock, and stock options under the 1997 Stock Option Plan, which provides for the issuance of up to 750,000 shares of Series B Common Stock, were not included in the computation of diluted loss per share since the effect would be antidilutive. See Note 4 for information regarding convertible debentures issued during 1998.

     Future application of accounting standards

During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 130, which is effective during the year ending September 30, 1999, establishes new rules for the reporting and display of comprehensive

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 1:  Organization and summary of significant accounting policies (continued)

income and its components. Application of Statement No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. Statement No. 131, which is effective during the year ending September 30, 1999, changes the requirements for reporting segment information in annual and interim financial statements. The industry segment approach under Statement No. 14 will be replaced with a management approach of reporting financial and descriptive information about operating segments.

     Reclassifications

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the reporting format used for the 1998 financial statements.

Note 2:  Joint venture corporation agreement

In September 1998, the Company and Foster Wheeler Environmental Corporation ("FWEC") agreed to form ThermoEnergy Environmental Corporation ("TENC") to act as a joint venture for purposes of, among other things, developing, marketing and utilizing the ARP technology. The shareholders' agreement executed in connection therewith obligates the Company to sub-license the ARP technology to TENC (see Note 3) and FWEC to provide funding, not to exceed $500,000, for the demonstration project with the City of New York, which is more fully discussed in Note 10. The Company's ownership percentage will be 49.9% (requiring a cash capital contribution of $499) and FWEC's ownership percentage will be 50.1% of the outstanding stock of TENC. As of September 30, 1998, TENC had not been capitalized and had no transactions.

Note 3:  License and marketing agreements

The license agreements with Battelle permit the Company to commercialize the Technologies with respect to municipal, industrial and Department of Defense hazardous and non-hazardous water/wastewater/sludge processing. Payments under the terms of the license agreements have been charged to operations.

The license agreements provide for payment of royalties to Battelle from revenues generated using the Technologies. The Company has not been required to make royalty payments to Battelle under the agreements since no revenues have been generated from the use of the Technologies.

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 3:  License and marketing agreements (continued)

In connection with the agreement to form of TENC (see Note 2), the Company sub-licensed the ARP technology to TENC. The sub-license agreement provides for the payment of royalties to the Company when revenues are generated from the use of the Technologies by TENC.

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

The Company entered into the agreements referred to above and in Notes 2 and 10 as part of its business strategy of creating collaborative working relationships with established engineering and environmental companies. Management believes that such relationships will limit the Company's participation in future projects to providing the Technologies and technical support relevant to the design of STORS, NitRem, ARP and/or the DSR portion of such projects. The Company may be required to bear a portion of the operational costs of such collaborative efforts. Accordingly, the profitability of future projects and the Company's financial success may be largely dependent upon the abilities and financial resources of the parties collaborating with the Company.

Note 4:  Borrowings from related parties

Notes payable to stockholders consisted of the following at September 30:

                                           1998                  1997
                                         --------              ---------

     6.63% unsecured notes               $396,900               $396,900

     10% unsecured notes                  536,000                656,000
                                        ---------             -----------
                                         $932,900             $1,052,900
                                        =========             ===========

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998

Note 4:  Borrowings from related parties (continued)

The 6.63% notes mature four years from the date of issuance ($179,365 during the year ending September 30, 1999 and $217,535 during the year ending September 30,
2000). The notes provide that the principal balances and accrued interest will become immediately due and payable at the closing of the next public offering of securities of the Company should that event occur prior to the stated maturity dates. In addition, if the Company obtains financing from a third party on terms more favorable to the third party than the terms of the notes to the stockholders, the Company and the stockholders may agree to modify the notes to the stockholders to reflect the more favorable terms. The notes payable have been classified as current liabilities since management anticipates that they will be paid off within one year. During 1997, the Company converted $338,100 of the 6.63% notes and related accrued interest of $53,092 to 195,596 shares of Series B Common Stock (see Note 7).

During the year ended September 30, 1997, the Board of Directors authorized the Company to borrow from stockholders up to $700,000 to fund operations through the completion of a proposed public offering (see Note 7). The terms of the 10% notes provided for maturities six months from the date of execution or the closing of the proposed public offering, whichever was sooner. The notes also provide for the issuance of shares of Series B Common Stock to holders of the notes in the ratio of one share for eac $10 loaned to the Company within six months from the date of execution of the notes or extensions thereof or the closing of the proposed public offering, whichever is sooner (see Note 7). Since the public offering did not occur, the maturity dates of $336,000 of the outstanding notes payable at September 30, 1998 have been extended to various dates during 1999. A holder of a $200,000 note did not agreed to extend the note past the last maturity date and, therefore, the Company is in default on the note. As provided in the note agreement, interest on the amount owed to the stockholder is accrued at an annual rate of 18% from the date of default. In February 1998, the Company issued convertible debentures (described below) in exchange for $140,000 of the 10% notes and related accrued interest.

During January 1998, the Company's Board of Directors approved the issuance of up to $1,000,000 of Series 98, 15% Convertible Debentures, due January 15, 2003 (see Note 12). Debentures with an aggregate principal balance of $750,000 were sold for cash to related parties during 1998. Debentures with an aggregate principal balance of $156,000 were issued to stockholders during February 1998 in exchange for the 10% notes and related accrued interest due to them by the Company. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 4:  Borrowings from related parties (continued)

Interest expense on borrowings from related parties amounted to $153,778, $88,082 and $38,199 for the years ended September 30, 1998, 1997 and 1996, respectively. No interest was paid during that three-year period.

Based on the borrowing rates  currently  available to the Company for borrowings
with  similar  terms,   the  fair  value  of  borrowings  from  related  parties
approximated the book value of such borrowings at September 30, 1998.

Note 5:  Income taxes

The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109. The Statement provides that the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred taxes. A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended September 30, 1998 and 1997 were increases of approximately $302,000 and $447,000, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets as of September 30, 1998 and 1997 are as follows:

                                                         1998           1997
                                                        ------         -------

   Net operating loss carryforwards                   $ 2,095,000   $ 1,916,000
   Deferred compensation                                  453,000       330,000
   Capitalized costs for income tax purposes               78,000        78,000
   Other                                                   36,000        36,000
                                                    -------------  -------------
                                                        2,662,000     2,360,000
   Valuation allowance for deferred tax assets         (2,662,000)   (2,360,000)
                                                       -----------   -----------

                                                       $        0     $       0
                                                      ============  ============

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 5:  Income taxes (continued)

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below:

                                             1998           1997         1996
                                             ----           ----         ----

Computed at the statutory
  rate (34%)                              $(271,014)    $(406,652)    $(187,551)
Increase in taxes resulting from
  net operating loss benefit
  not recognized                            271,014       406,652       187,551
                                          ---------     ---------     ---------

Provision for income taxes                $       0     $       0     $       0
                                          =========     =========     =========

The Company has net operating loss carryforwards at September 30, 1998 of approximately $5,500,000 which expire in various amounts during 2003 through 2018.


Note 6:  Related party transactions

During the years ended September 30, 1998, 1997 and 1996 the Company advanced an aggregate of $122,650, $162,165 and $34,000, respectively, to its officers. The advances outstanding are due on demand with interest at the average prime rate of a local bank. Interest income on the advances amounted to $25,899, $14,531 and $6,942 for the years ended September 30, 1998, 1997 and 1996, respectively. See Notes 4 and 7 for information concerning notes payable and other transactions with stockholders.

During the years ended September 30, 1998, 1997 and 1996, the Company incurred expenses for support services by Battelle of approximately $52,000, $72,000 and $5,000, respectively. See Note 7 for information concerning the issuance of the Company's Common Stock to Battelle during 1995.

During 1991, the Board of Directors adopted a resolution specifying amounts of deferred compensation for the two officers of the Company for services rendered prior to September 30, 1991. The Board of Directors also approved employment agreements with the officers effective January 1, 1992 specifying minimum levels of compensation and terms of employment. The agreements provide a minimum annual salary of $72,000 to each of the individuals with 10%

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 6:  Related party transactions (continued)

annual increases until the salary for each individual reaches $175,000. The agreements provide for incentive compensation in addition to the above described salary, not to exceed 50% of such salary determined in accordance with a formula to be established annually in good faith by a committee of the Board of Directors. Any amounts earned as salary and incentive compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the prime rate of a local bank until payment. Deferred incentive compensation aggregating $50,000 has been approved by the Board of Directors. No incentive compensation was earned during the years ended September 30, 1998, 1997 and 1996. Compensation expense aggregating $73,911, $49,708 and $30,078 was accrued during the years ended September 30, 1998, 1997 and 1996, respectively, pursuant to the interest provisions of the compensation arrangements. The Board resolution provides that amounts due from officers may be offset against accrued deferred compensation. Management anticipates that the outstanding balance of advances to officers will be offset against accrued deferred compensation upon completion of a private placement or public offering of securities as more fully described in Note 9.

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

Note 7:  Common Stock

During 1994 and 1996, the Company's stockholders approved four-to-one reverse stock splits of the Company's Common Stock. These reverse stock splits were implemented during 1997. All numbers of Common Stock shares and per share data have been restated to reflect the reverse stock splits.

During October 1996, the Board of Directors of the Company approved the execution of a nonbinding letter of intent with a NASD member broker-dealer to act as managing underwriter in connection with a proposed public offering. In order to comply with the pre-conditions set forth in the letter of intent, the Board of Directors approved a resolution for a four-to-one reverse stock split of the Company's Common Stock in addition to the four-to-one reverse stock split approved in 1994. The Board of Directors also approved amendments to the Company's Articles of Incorporation as follows: (1) To authorize the designation of 10,000,000 shares as Series A

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 7:  Common Stock (continued)

Common Stock and 65,000,000 shares as Series B Common Stock, which are convertible to Series A Common Stock commencing 12 months after the effective date of a registration statement for the proposed offering subject to certain conditions, from the 75,000,000 shares of $0.001 par value Common Stock authorized originally under the Company's Articles of Incorporation; (2) To authorize the designation of and reclassification of all shares of Common Stock issued prior to the adoption of the proposed amendments to the Articles of Incorporation to Series B Common Stock; and (3) To change the name of the Company from Innotek Corporation to ThermoEnergy Corporation. Stockholders' approval of these matters was obtained during a special stockholders' meeting in December 1996.

During October 1997, the broker-dealer informed the Company that it would be unable to complete the proposed public offering. The Company terminated its relationship with the broker-dealer and filed a complaint with NASD against the firm (see Note 12). Deferred public offering expenses of approximately $282,000 were expensed as of September 30, 1997 as a result of the failure of the public offering.

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 7:  Common Stock (continued)

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

During September 1997, the stockholders approved the 1997 Stock Option Plan (the "Plan") which provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Series B Common Stock for key employees and non-employee Directors of the Company. The

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 7: Common Stock (continued)

Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. At September 30, 1998, the Company was committed to issue options under the automatic grant provisions for 10,000 shares of Series B Common Stock.

At September 30, 1998, approximately 2,724,000 shares of Series B Common Stock were reserved for future issuance under warrant agreements, the 1997 Stock Option Plan and the terms of the 10% notes payable to stockholders (see Note
12).

Note 8:  Employee stock ownership plan

The Company has adopted an Employee Stock Ownership Plan. However, as of September 30, 1998, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

Note 9:  Management's consideration of going concern matters

The Company has incurred net losses since inception and, as more fully described in Note 4, is in default on a $200,000 note payable to a stockholder and has $179,365 of the 6.63% notes payable to stockholders maturing during the year ending September 30, 1999. Additionally, substantial capital will likely be required to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. As more fully described in Note 12, the Company is authorized to issue an additional $594,000 of Series 98 Convertible Debentures. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects, is unable to obtain extensions on the 10% notes to stockholders which are not in default at September 30, 1998, or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 9:  Management's consideration of going concern matters (continued)

The overall goal of the Company is to successfully complete a demonstration project for STORS, NitRem and/or ARP. Management plans to utilize any demonstration facilities to expand the visibility of the Company in municipal, industrial, Department of Defense and Department of Energy markets. A successful demonstration project is the single most important business factor in implementation of the Company's plan of operations.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. As described more fully in Notes 2 and 3, the Company has entered into agreements with third parties in order to pursue this business strategy.

Note 10: Commitments

On July 26, 1996, the Company signed an agreement with the City of New York which allows the Company to demonstrate certain services and equipment. The Company agreed to provide the test equipment at no cost to the City of New York for a period of not less than 150 consecutive calendar days nor more than 200 consecutive calendar days from the start-up of the demonstration. As more fully described in Note 2, the Company and Foster Wheeler Environmental Corporation agreed to form a corporation in Septembe 1998 to conduct the demonstration project.

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

The Board of Directors approved bonus payment percentages for certain individuals for fiscal 1997. In the future, the Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool which may be paid annually to participants. No persons were entitled to receive bonus payments since the inception of the plan.

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


Note 12: Subsequent events

During October 1998, the Company filed a lawsuit seeking compensatory and punitive damages from the broker-dealer involved in the failed public offering more fully described in Note 7.

During November 1998, the Company entered into a consulting agreement with a third party in connection with the City of New York demonstration project more fully described in Note 10. The agreement specifies compensation at an hourly rate plus expenses for services rendered. In the event the Company sells an ARP unit to or operates an ARP unit for the City of New York under a privatized agreement, the agreement provides for additional cash compensation based upon a percentage of the overall capital cost of the ARP demonstration facility and for the issuance of warrants to purchase 62,500 shares of Series B Common Stock of the Company at an exercise price of $4.00 per share, exercisable within two years from the date of issuance of the warrants.

During November 1998, the Company's Board of Directors approved the issuance of up to $1,500,000 (an increase of $500,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003.

During November 1998, the Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Senior Vice President of Corporate Technology. In order to assist the Company in conserving cash, an amendment to the agreement was executed which provides the executive with a half-time position for a period not to exceed twelve months. The employment agreement provides for, among other things, basic, incentive and other compensation.

Note 13: Concentration of credit risk

At September 30, 1998, the Company had cash in a financial institution that exceeded the limit insured by the Federal Deposit Insurance Corporation.

Note 14:  Change in fiscal year end

On September 21, 1998, the Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. The Company will file a transition report on Form 10-Q with the Securities and Exchange Commission for the period from October 1, 1998 through December 31, 1998.

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

10.19**           No Cost Test  Agreement  Between City of New York - Department
                  of Clean Water and Registrant dated July 26, 1996.
10.20**           Memorandum of Understanding Between Foster Wheeler
                  Environmental Corporation and Mitsui Company (U.S.A.) Inc.
                  dated October, 1996.
10.21**           Subcontract  between  Sam  Houston  State  University  and the
                  Company dated October 31, 1994.
10.22**           Modification Number 001 Subcontract SHSU - 5000 - 002 between
                  Sam Houston State University and the Company dated August,
                  1996.
10.23(1)          1997 Stock Option Plan
10.24             Amendment  Number 1 to License  Agreement  between the Company and Battelle Memorial Institute dated June, 1998.
10.25             Amendment  Number 1 to License  Agreement  between the Company and Battelle Memorial Institute dated June, 1998.
10.26             Amendment  Number 1 to License  Agreement  between the Company and Battelle Development Corporation dated June, 1998.
10.27             Amendment  Number 2 to License  Agreement  between the Company and Battelle Memorial Institute dated June, 1998.
10.28             Sublicense  Agreement  between the  Company  and  Thermoenergy
                  Environmental Corporation.
10.29             Shareholder    Agreement   by   and   among   Foster   Wheeler
                  Environmental   Corporation,   the  Company  and  Thermoenergy
                  Environmental Corporation dated September 9, 1998.
10.30             Agreement between the Foster Wheeler Environmental Corporation and the Company dated August 4, 1998.
10.31             Consulting   Agreement  between  the  Company  and  Nutrecycle
                  Ventures dated November 22, 1998.
10.32             License  Agreement  between the Company and Battelle  Memorial
                  Institute effective December 30, 1997.
10.33             Form of  Convertible  Debenture  dated August 24,  1998,  with
                  Robert S. Trump.
10.34             Amendment  Number 1 to License  Agreement  between the Company and Battelle Memorial Institute effective December 30, 1997.
10.35(1)          EmploymentAgreement  between Alex G. Vasbender and the Company dated November 18, 1998.

21.1              Subsidiaries of the Company.
27.1              Financial Data Schedule (to be filed by amendment pursuant to
                  Rule 12b-25).
28.1*             Form of Security Escrow Agreement.


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

Dated:  December 29, 1998
                                     THERMOENERGY CORPORATION


                            By:     /s/ P. L. Montesi
                               -----------------------
                                        P. L. Montesi
                                        President,  Chief Operating Officer,
                                        Director and Principal Financial Officer




         Signature                          Title                   Date


/s/ Dennis C. Cossey       Chairman, Chief Executive           December 29, 1998
--------------------
Dennis C. Cossey           Officer, Secretary and Director
                           (Principal Executive Officer)


/s/Primo L. Montesi        President and Director              December 29, 1998
-------------------------- (Principal Financial Officer)
Primo L. Montesi



/s/ J. Donald Phillips     Director                            December 29, 1998
--------------------------
J. Donald Phillips

                              Director                         December 29, 1998
--------------------------
Dr. Louis J. Ortmann


/s/ Andrew T. Melton                   Director                December 29, 1998
--------------------------
Andrew T. Melton

                              Director                         December 29, 1998
---------------------------
Dr. Paul A. Loeffler


                                  Director                     December 29, 1998
---------------------------
Jerald H. Sklar