Form 10-Q
period 1998-12-31
THERMOENERGY CORP
filed 1999-02-12
CIK 884504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

          [] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

          [X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998
                       COMMISSION FILE NUMBER 33-46104-FW
                                   -----------

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

                       Fiscal Year End September 30, 1998
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                            THERMOENERGY CORPORATIO

                                   FORM 10-Q

                               FEBRUARY 12, 1999

                               Table of Contents


PART 1 -  FINANCIAL INFORMATION

          Balance Sheets .....................................................3

          Statements of Operations............................................4

          Statement of Changes in Stockholders' Equity .......................5

          Statements of Cash Flows............................................9

          Notes to Financial Statements .....................................10

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................14

PART 2    OTHER INFORMATION .................................................20

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                     December 31,  September 30,
                                                                                      1998            1998
                                                                                      ----            ----
                                                                                   (Unaudited)      (Audited)
                                                        ASSETS

Cash - Total Current Assets                                                          $ 113,220      $ 242,486

Advances to officers                                                                   423,015        381,015
Accrued interest receivable - officers                                                  58,247         49,567
Property and equipment, at cost:
  Equipment                                                                             14,818         14,818
  Furniture and fixtures                                                                 4,991          4,991
  Less accumulated depreciation                                                        (19,809)        19,809)
                                                                                     ---------      ---------
                                                                                             -              -
                                                                                     ---------      ---------
                                                                                     $ 594,482      $ 673,068
                                                                                     =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   564,183    $   590,903
Accrued interest payable - related parties                                             299,130        246,671
Deferred compensation                                                                1,282,114      1,192,779
Notes payable to stockholders (Note 5)                                                 932,900        932,900
                                                                                   -----------    -----------
      Total Current Liabilities                                                      3,078,327      2,963,253

Convertible Debentures (Notes 2 and 4)                                                 956,000        906,000
                                                                                   -----------    -----------
      Total Liabilities                                                              4,034,327      3,869,253

Stockholders' equity (deficit) (Notes 3, 4 and 6):
    Preferred stock,  non-voting, $1 par value:
    Authorized - 10,000,000 shares; none issued
    Common Stock, $.001 par value:
    Series A Common Stock;  Authorized - 10,000,000
    shares; no shares issued and
    outstanding; Series B Common Stock;  Authorized - 65,000,000 shares; issued - 3,486,797 shares; outstanding -
    3,402,968 shares                                                                     3,487          3,487
  Additional paid-in capital                                                         4,334,864      4,334,864
  Deficit accumulated during the development stage                                  (7,778,196)    (7,534,536)
                                                                                   -----------    -----------
                                                                                    (3,439,845)    (3,196,185)
                                                                                   -----------    -----------

                                                                                   $   594,482    $   673,068
                                                                                   ===========    ===========


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                         Cumulative
                                          During
                                        Development
                                       Stage Through    Three Months Ended
                                        December 31,       December 31,
                                            1998         1998        1997
                                            ----         ----        ----
                                         (Unaudited)        (Unaudited)

Operating Expenses:
  General and administrative             $ 5,742,714    $171,773    $120,526
  Payments under licenses                                            677,266

  Travel and entertainment                 1,036,525      27,446      29,024
                                           ---------     --------   --------
                                           7,456,505     199,219     149,550
                                           ----------    ---------  --------

Loss From Operations                     (7,456,505)    (199,219)   (149,550)
                                         ------------   ---------   ---------

Other Income (Expense)
  Interest income                            115,046      10,018       5,855

  Interest expense                          (436,737)    (54,459)    (23,371)
                                            ----------  ----------   --------
                                            (321,691)    (44,441)    (17,516)
                                            ----------  ----------   --------

Net Loss                                 $(7,778,196)  $(243,660)  $(167,066)
                                          ============  =========   =========

Basic and Diluted

  Per Common Share (Note 4)
    Loss From Operations                   $   (1.99)   $  (0.05)   $  (0.04)

    Net Loss                               $   (2.07)   $  (0.06)   $  (0.04)


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       Periods Ended September 30, 1988 Through September 30, 1998 and the
                Three Months Ended December 31, 1998 (Unaudited)



                                                                                   Deficit
                                                                                 Accumulated
                                                                   Additional    During the
                                                         Common     Paid-in     Development
                                                         Stock      Capital       Stage          Total
                                                        -------    --------     ---------       ------
Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share)                                           $   2,206    $ 178,094    $            $ 180,300

Net loss                                                                          (290,483)    (290,483)
                                                       ---------    ---------    ---------    ---------

Balance (deficit),
  September 30, 1988                                       2,206      178,094     (290,483)    (110,183)

Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                                           306      456,695                   457,001

Net loss                                                                          (338,985)    (338,985)
                                                       ---------    ---------    ---------    ---------

Balance (deficit),
  September 30, 1989                                       2,512      634,789     (629,468)       7,833

Net loss                                                                          (255,036)    (255,036)
                                                       ---------    ---------    ---------    ---------

Balance (deficit),
  September 30, 1990                                       2,512      634,789     (884,504)    (247,203)

Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)                                 44       70,813                    70,857

Issuance of stock, May - June 1991, (387,880 shares:

  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share)                                                     388      603,219                   603,607

Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                                             1        2,199                     2,200


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1998 and the
                Three Months Ended December 31, 1998 (Unaudited)



                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                 Additional          During the
                                                                Common             Paid-in          Development
                                                                Stock             Capital             Stage                  Total

Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)                         $         5         $     8,124         $                   $     8,129

Net loss                                                                                               (670,179)           (670,179)
                                                            -----------         -----------         -----------         -----------

Balance (deficit), September 30,
1991                                                              2,950           1,319,144          (1,554,683)           (232,589)

Issuance of stock, October -
  December 1991 (150,925
  shares at $1.60 per share)                                        151             241,329                                 241,480

Shares purchased in rescission
  offer (10,562 shares)                                             (11)            (16,888)                                (16,899)

Issuance of stock, public
  offering, August - September
  1992 (344 shares at $16.00 per
  share)                                                              1               5,499                                   5,500

Net loss                                                                                              (562,751)            (562,751)
                                                            -----------         -----------         -----------         -----------

Balance (deficit), September 30,
1992                                                              3,091           1,549,084          (2,117,434)           (565,259)

Issuance of stock, public offering
  October 1992 - September 1993
  (92,785 shares at $16.00 per
  share)                                                             93           1,484,457                               1,484,550

Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)                                   3               3,997                                   4,000


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1998 and the
                Three Months Ended December 31, 1998 (Unaudited)



                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                 Additional         During the
                                                                Common             Paid-in          Development
                                                                 Stock            Capital             Stage                  Total


Issuance of warrants to
  stockholder                                                   $               $     6,333         $                  $      6,333

Conversion of $103,000 of
  notes payable to stockholders
  and accrued interest, December
  1992 (6,438 shares)                                                 6             102,994                                 103,000

Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                                                   9             149,991                                 150,000

Net loss                                                                                             (1,207,921)         (1,207,921)
                                                            -----------         -----------         -----------         -----------

Balance (deficit), September 30,
1993                                                              3,202           3,296,856          (3,325,355)            (25,297)

Issuance of warrants to
  stockholders                                                                      226,000                                 226,000

Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)                                   4               5,996                                   6,000

Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                                                   4              49,997                                  50,001

Net loss                                                                                              (767,427)           (767,427)
                                                            -----------         -----------         -----------         -----------

Balance (deficit), September 30,
1994                                                              3,210           3,578,849          (4,092,782)           (510,723)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

       Periods Ended September 30, 1988 Through September 30, 1998 and the
                Three Months ended December 31, 1998 (Unaudited)

                                                                                          Deficit
                                                                                      Accumulated
                                                                    Additional          During the
                                                  Common              Paid-in          Development
                                                   Stock             Capital               Stage            Total

Issuance of warrants to stockholders           $                 $      9,760          $              $       9,760
Issuance of stock, May 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000
Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000
Issuance of stock for expenses,
  July 1995 (18,750 shares
  at $8.00 per share)                                   19            149,981                               150,000
Net loss                                                                                (896,998)          (896,998)
                                              ------------  -----------------      -------------      -------------

Balance (deficit), September 30, 1995                3,241          3,838,578        (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                    5,340                                 5,340
Net loss                                                                                (551,621)          (551,621)
                                              ------------      -------------      -------------      -------------

Balance (deficit), September 30, 1996                3,241          3,843,918        (5,541,401)        (1,694,242)

Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                             50             99,950                               100,000
Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                           196            390,996                               391,192
Net loss                                                                             (1,196,036)         (1,196,036)
                                              ------------      ------------        -------------       ------------

Balance (deficit), September 30, 1997                3,487          4,334,864       (6,737,437)         (2,399,086)

Net loss                                                                               (797,099)          (797,099)
                                             -------------     --------------      -------------      -------------

Balance (deficit), September 30, 1998                3,487          4,334,864        (7,534,536)        (3,196,185)

Net loss                                                                               (243,660)          (243,660)
                                             -------------     --------------      -------------      -------------

Balance (deficit), December 31, 1998               $ 3,487         $4,334,864       $(7,778,196)       $(3,439,845)
                                                   =======         ==========       ============       ===========

See notes to financial statements

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                   Cumulative
                                                     During
                                                 Development
                                                 Stage Through                  Three Months Ended December 31,
                                               December 31, 1998                  1998                1997
                                               -----------------                  ----                ----
                                                  (Unaudited)                  (Unaudited)         (Unaudited)

Operating activities:
  Net loss                                      $(7,778,196)                    $(243,660)          $(167,066)
  Items not requiring
  (providing) cash:
    Depreciation                                     19,809                                               708
    Expenses funded by Common
      Stock issuance                                596,279
    Other                                             3,341
  Changes in:
    Advances to officers                           (621,998)                      (42,000)            (10,000)
    Other receivables                               (58,247)                       (8,680)             (5,699)
    Accounts payable                                564,183                       (26,720)             41,319
    Accrued expenses                                299,130                        52,459              81,355
    Deferred compensation                         1,481,096                        89,335               5,003
                                               ------------                  ------------        ------------
        Net cash used in
         operating activities                    (5,494,603)                     (179,266)            (54,380)
                                                -----------                    ----------          ----------

Investing activities:
  Purchase of fixed assets                          (19,808)
  Other                                              (3,341)
                                                 -----------                   -----------         -----------
         Net cash used in
          investing activities                      (23,149)
                                                 -----------                   -----------          ----------
Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,720,562
  Proceeds from notes payable                     1,665,609                                            20,000
  Proceeds from convertible debentures            1,291,000                        50,000
  Payments on notes payable                        (154,609)
                                                  ----------                   ----------           ---------
  Other                                             108,410
         Net cash provided by
           financing activities                   5,630,972                        50,000              20,000
                                                -----------                    ----------          ----------

Increase (decrease) in cash                         113,220                      (129,266)            (34,380)

Cash, beginning of period                                 0                       242,486              65,046
                                                -----------                     ---------         -----------

Cash, end of period                             $   113,220                     $ 113,220          $   30,666
                                                ===========                     =========          ==========


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                    UNAUDITED


NOTE 1:  FINANCIAL STATEMENTS

The balance sheet as of December 31, 1998, the statements of operations and cash flows cumulative during development stage through December 31, 1998, the statements of operations for the three months ended December 31, 1998 and 1997 and the statements of changes in stockholders' equity (deficit) and cash flows for the three months ended December 31, 1998 and 1997, have been prepared by ThermoEnergy Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with Article 10 of Regulation S-X. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Form 10-K.

On September 21, 1998, the Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. This report on Form 10-Q is the Company's transition report for the period October 1, 1998 to December 31, 1998, required by the Securities and Exchange Commission in connection with the change in fiscal year end.

NOTE 2:  CONVERTIBLE DEBENTURES

During November 1998, the Company's Board of Directors approved the issuance of up to $1,500,000 (an increase of $500,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003. The Company issued $50,000 of such Debentures during the quarter ended December 31, 1998.

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                    UNAUDITED


NOTE 4:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented in accordance with SAB Topic 4D, after giving effect to the reverse stock splits described in Note 3.

The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,751,814 shares for the period cumulative since inception through December 31, 1998, and 4,045,557 shares for the three month periods ended December 31, 1998 and 1997, respectively.

Warrants to purchase approximately 799,000 shares Series B Common Stock, and stock options under the 1997 Stock Option Plan, which provides for the issuance of up to 750,000 shares of Series B Common Stock, were not included in the computation of diluted loss per share since the effect would be antidilutive. At December 31, 1998, the Company had issued $956,000 of 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and, is in default on a $200,000 note payable (10% note payable) to a stockholder and has $287,165 of the 6.63% notes payable to stockholders maturing during 1999. Additionally, substantial capital will likely be required to continue commercialization of the Technologies (as defined in Item 2). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue an additional $544,000 of Series 98 Convertible Debentures. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects, is unable to obtain extensions on the 10% notes to stockholders which are not in default at December 31, 1998, or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                    UNAUDITED


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

NOTE 6: COMMITMENTS AND CONTINGENCIES . During October 1998, the Company filed a lawsuit seeking compensatory and punitive damages from the broker-dealer involved in the Company's 1997 failed public offering. During November 1998, the Company entered into a consulting agreement with a third party in connection with the City of New York demonstration project. The agreement specifies compensation at an hourly rate plus expenses for services rendered. In the event the Company sells an ARP unit to or operates an ARP unit for the City of New York under a privatized agreement, the agreement provides for additional cash compensation based upon a percentage of the overall capital cost of the ARP demonstration facility and for the issuance of warrants to purchase 62,500 shares of Series B Common Stock of the Company at an exercise price of $4.00 per share, exercisable within two years from the date of issuance of the warrants. During November 1998, the Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Senior Vice President of Corporate Technology. In order to assist the Company in conserving cash, an amendment to the agreement was executed which provides the executive with a half-time position for a period not to exceed twelve months. The employment agreement provides for, among other things, basic, incentive and other compensation.

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

The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS , NitRem or ARP facilities at either a demonstration or commercial facility level and has relied on U.S. Government grants and funding from its strategic partners to fund its demonstration projects.

The Radford Army Ammunition Plant and the New York City demonstration projects were funded by theU.S. Army and Foster Wheeler Corportion, respectively. The Colton STORS Project will be funded by the U.S. EPA. ( See summary below) Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for the commercialization of the STORS, NitRem and ARP technologies. With regard to STORS, no facilities have yet been built, outside Japan, on a commercial basis.

STORS Project

In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS demonstration project in the San Bernardino area. Subsequently, the United States House and Senate approved, in PL 104-204, September 26, 1996, a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office has authorized the EPA's San Francisco office, to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the STORS demonstration project. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings but will be reimbursed for administrative and operating costs for this project. The design plans for the STORS project have been completed. The Company anticipates subcontracting with Foster Wheeler Environmental Company (FWEC) (See Strategic Corporate Relationships) to fabricate, install and operate the STORS demonstration unit. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the U.S. The demonstration project is scheduled to begin in the second quarter of 1999.


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

Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these preliminary results, the Company anticipates marketing NitRem to the DoD and to private industry.

New York City Project

The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over three million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allows the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company has decided to demonstrate the capabilities of its newly acquired ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate Relationships). The New York ARP demonstration was successfully completed on December 18, 1998. Based on the data generated during the demonstration and computer modeling for large-scale commercial systems, the economics of the CAR process are excellent when compared to alternative sources such as steam stripping, hot air stripping and biological nitrogen reduction technologies. On a privatized basis, and depending on the throughput of the commercial system, the cost to the client (municipality) to treat ammonia laden wastes at the concentrations found in the centrate, would be between 2 cents and 4 cents per gallon, including capital equipment recovery overhead.

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

On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC. The main purpose of the joint venture, among other things, is to develop, market and utilize the ARP technology. Concurrently with forming TENC, the Company entered into a Shareholders agreement by an among FWENC, the Company and TENC and a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities.


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

Management believes the STORS/NitRem combination facility goes further than other technologies to solving the total waste problems faced by a waste water facility. For example, the Company believes that STORS and NitRem offer POTWs a more cost-effective basis for tertiary water treatment, allowing the recovery and reuse of water processed through the waste water treatment plant with a minimal amount of processing. STORS removes nitrogen, heavy metals, phosphorus, many toxic compounds and produces a high energy fuel. Industrial wastewater often poses the same issues as does municipal wastewater. In addition, there is a large volume of toxic slurries and solutions which pose an even greater problem for their generators than exists for municipalities. A review of the regulatory and technical situation for industrial discharges was presented in the industry journal "Chemical Engineering" in June of 1992: Part 1 - New Environmental Regulations Pose Challenges for Industry, and Part 2 - A Guide to Industrial Pretreatment. The review demonstrates the diversity of wastewater issues faced by industrial facilities, and it is clear that the best solution will vary by industry and even by facility. However, management believes that there are many situations where either a robust technology, insensitive to pollutant concentrations and solids content, or a high destruction efficiency will be required. These situations will often become sales opportunities for the Company. In addition, management believes by using smaller size STORS and NitRemplants POTWs will be able to handle the same flow capacity with lower capital and operating costs.

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

Plan of Operations

The Company had planned to use the net proceeds of the proposed public offering to fund its day-to-day the operations until such time as the Company either made substantial equipment sales or secured a long-term privatized contract. All of the Company's demonstration projects have been funded by grants or by its strategic corporate partners. As discussed in Note 7, of the financial statements in Form 10-K for the year ended September 30, 1998, the managing underwriter of the proposed offering notified the Company in October of 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of $1,500,000 of convertible debentures to satisfy the cash requirements of its basic operation for the next year.

The company raised $536,000 in interim financing from current shareholders to fund the Company through the registration period. The notes were for original terms of six months at 10%, renewable at the option of the holder. In July of 1998, a holder for $200,000 failed to renew his note for which the Company is now in default with interest accruing at 18% per annum. All or part of the remaining $336,000 six month notes may be in default if the holders fail or refuse to renew their notes after December 31, 1998. Additionally, $287,165 of the Company's 6.63 notes payable to stockholders mature during 1999. Additional funds may be necessary in the event the company is unable to pay the notes as they become due and as the Company takes on other projects or makes an acquisition of another company to facilitate the commercialization of its technologies.

On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Lvingston, New Jersey to pursue clean water projects worldwide. The new company combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC. The main purpose of the joint venture, among other things, is to develop, market and utilize the ARP technology. Concurrently with forming TENC, the Company entered into a Shareholders agreement by an among FWENC, the Company and TENC and a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities. On August 4, 1998, the Company signed an agreement FWEC to provide up to $500,000 funding necessary to demonstrate the ARP technology and to design, fabricate and operate the ARP pilot plant. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be engaged through TENC.

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


Results of Operations

For the three months ended December 31 1998, the Company incurred a net loss of $243,660 as compared to $167,066 for the three months ended December 31, 1997.

General and administrative expenses increased during the three month period ended December 31, 1998, compared to December 31, 1997, due to the Company's efforts regarding the projects discussed above. Interest expense increased significantly between the same two periods due to the issuance of the 15% Convertible Debentures during 1998.

Liquidity and Capital Resources

During the period ended December 31, 1998, the Company used $179,266 of cash in operations compared to $54,380 in 1997. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Seriesf B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

During 1998, and 1997, the Company met its liquidity needs primarily from borrowings from stockholders. As discussed under Plan of Operations, the Company may require additional funds in 1999 to pay notes as they become due. Management plans to meet the Company's liquidity needs during the year ending December 31, 1999 with proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its Technologies, such as the Radford NitRem, New York City NitRem and San Bernardino STORS demonstration projects.

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

Net Operating Losses

The Company had net operating loss carry forwards as of September 30, 1998, of approximately $5,500,000 which expire in the years 2003 through 2018. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,095,000 has been established to offset any benefit from the net operating loss carry forwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


On October 6, 1998, the Company filed an action in the United States District Court, Eastern District of Arkansas, Western Division, case No. LR-C-98-657 against National Securities Corporation, a wholly owned subsidiary of Olympic Cascade Financial Corporation and Steven A. Rothstein, Individually, and as Chairman of National Securities in connection with purported efforts on the part of the Defendants to underwrite a public offering of securities for the Company. The Complaint alleges breach of contract, promissory estoppel, breach of fiduciary duty and intentional or negligent misrepresentation and seeks compensatory and punitive damages, jointly and severally, against the Defendants.


Item 2.  Change in Securities

     None

Item 3.  Defaults Upon Senior Securities

On June 1, 1998, a $200,000 note bearing 10% interest per annum became due and the Company failed to meet the obligation. Upon the default, the note began accruing interest at 18% per annum or the maximum allowed by applicable state law. Applicable law limits the interest to 10%. Accordingly, as of February 12, 1998, the amount due and owing is $244,566.

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) 27.1 Financial Data Schedule

     (b) No other reports on Form 8-K have been filed during the quarter ending December 31, 1998.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment report to be signed on its behalf of the undersigned, thereunto duly authorized.

     Date: February 12, 1998

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer