Form 10-Q
period 1999-03-31
THERMOENERGY CORP
filed 1999-05-14
CIK 884504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999:

3,470,568 shares of Common Stock, par value $.001 per share

ITEM 1.  FINANCIAL STATEMENTS.
                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                      March 31,          September 30,
                                                                                       1999                  1998
                                                                                       ----                  ----
                                                                                    (Unaudited)            (Note 1)
ASSETS

Cash - Total Current Assets                                                       $     23,801        $     242,486

Advances to officers                                                                   465,015              381,015
Accrued interest receivable - officers                                                  66,785               49,567
Property and equipment, at cost:
  Equipment                                                                             14,818               14,818
  Furniture and fixtures                                                                 4,991                4,991
  Less accumulated depreciation                                                        (19,809)             (19,809)
                                                                                   -----------         ------------
                                                                                             -                    -
                                                                                   -----------         ------------
Total Assets                                                                       $   555,601         $    673,068
                                                                                   ===========         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   546,542         $    590,903
Accrued interest payable - related parties                                             363,526              246,671
Deferred compensation                                                                1,374,705            1,192,779
Notes payable to stockholders (Notes 2 and 5)                                          932,900              932,900
                                                                                  ------------        -------------
      Total Current Liabilities                                                      3,217,673            2,963,253

Convertible Debentures (Notes 2 and 4)                                               1,091,000              906,000
                                                                                    ----------        -------------
      Total Liabilities                                                              4,308,673            3,869,253

Stockholders' equity (deficit) (Notes 3, 4 and 6): Preferred stock,  non-voting,
  $1 par value:
    Authorized - 10,000,000 shares; none issued Common Stock, $.001 par value:
    Series A Common Stock;  Authorized - 10,000,000 shares; no shares issued and outstanding Series B Common Stock; Authorized - 65,000,000 shares; March 31, 1999:  issued - 3,554,397 shares; outstanding -
    3,470,568 shares;  September 30, 1998:  issued - 3,486,797
    shares;  outstanding - 3,402,968 shares                                              3,554                3,487
  Additional paid-in capital                                                         4,334,864            4,334,864
  Deficit accumulated during the development stage                                  (8,091,490)          (7,534,536)
                                                                                   -----------          -----------
                                                                                    (3,753,072)          (3,196,185)
                                                                                   -----------          -----------

                                                                                   $   555,601         $    673,068
                                                                                   ===========         ============




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                         Cumulative
                                      During Development
                                        Stage Through             Three Months Ended
                                          March 31,                   March 31,
                                            1999              1999               1998
                                            ----              ----               ----
                                         (Unaudited)                 (Unaudited)

Operating Expenses:
  General and administrat                   5,921,885          179,171           41,321
  Payments under licenses                                       35,000
                                              712,266
  Travel and entertainment
                                            1,079,941           43,416           25,603
                                           ----------         ---------         --------

                                            7,714,092          257,587           66,924
                                           ----------         ---------         --------

Loss From Operations
                                           (7,714,092)        (257,587)         (66,924)
                                          -----------         ---------         --------

Other Income (Expense)
  Interest income
                                              123,802            8,756            6,461
  Interest expense
                                             (501,133)         (64,396)         (33,891)
                                            ---------         ---------         --------

                                             (377,331)         (55,640)         (27,430)
                                            ---------         ---------         --------

Net Loss                                 $ (8,091,423)       $(313,227)       $ (94,354)
                                          ===========        ==========         ========

Basic and Diluted

  Per Common Share (Note 4)
    Loss From Operations                     $  (2.05)        $  (0.06)       $   (0.02)

    Net Loss                                 $  (2.15)        $  (0.08)        $  (0.02)




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (DEFICIT) Periods Ended September 30, 1988 Through
                           September 30, 1998 and the
                   Six Months Ended March 31, 1999 (Unaudited)



                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                   Additional       During the
                                                                  Common            Paid-in        Development
                                                                   Stock            Capital           Stage                Total
                                                                 --------          ---------       --------------         ---------
Issuance of stock, January 1988,
  (2,205,762 shares at $.08 per share                          $     2,206        $   178,094         $                 $   180,300

Net loss                                                          (290,483)          (290,483)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1988                                2,206            178,094           (290,483)          (110,183)

Conversion of $412,000 of debentures
  and accrued interest, September 1989
  (306,335 shares)                                                     306            456,695            457,001

Net loss                                                          (338,985)          (338,985)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1989                                2,512            634,789           (629,468)             7,833

Net loss                                                          (255,036)          (255,036)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1990                                2,512            634,789           (884,504)          (247,203)

Conversion of $63,000 of unsecured
  debentures and accrued interest at 10%,
  March 1991, (44,286 shares)                                           44             70,813             70,857

Issuance of stock, May - June 1991
  (387,880 shares:  366,630 at $1.60
  per share;  21,250 shares at $.80 per
  share)                                                               388            603,219            603,607

Issuance of stock for interest, June 1991,
 (1,375 shares at $1.60 per share)                                       1              2,199              2,200

Issuance of stock for expenses
  incurred by stockholders, July 1991
  (5,081 shares at $1.60 per share)                                      5              8,124              8,129

Net loss                                                          (670,179)          (670,179)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1991                                2,950          1,319,144         (1,554,683)          (232,589)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
       Periods Ended September 30, 1988 Through September 30, 1998 and the
                   Six Months Ended March 31, 1999 (Unaudited)


                                                                                          Deficit
                                                                                        Accumulated
                                                                    Additional           During the
                                                     Common          Paid-in            Development
                                                      Stock          Capital               Stage          Total
                                                     ------         ---------           ------------      -----

Issuance of stock, October - December
  1991 (150,925 shares at $1.60 per
  share)                                           $   151          $ 241,329         $                   $ 241,480

Shares purchased in rescission offer
  (10,562 shares)                                      (11)           (16,888)                              (16,899)

Issuance of stock, public offering, August-
  September 1992 (344 shares at $16.00
  per share)                                             1              5,499                                 5,500

Net loss                                                                                (562,751)          (562,751)
                                                    -------         -----------        -----------         ---------

Balance (deficit), September 30, 1992                3,091          1,549,084         (2,117,434)          (565,259)

Issuance of stock, public offering October
  1992 - September 1993 (92,785 shares
  at $16.00 per share)                                  93          1,484,457                             1,484,550

Issuance of stock for exercise of stock
  options, May 1993 (2,500 shares at
  $1.60 per share)                                       3              3,997                                 4,000

Issuance of warrants to stockholder                                     6,333                                 6,333

Conversion of $103,000 of notes payable
  to stockholders and accrued interest,
  December 1992 (6,438 shares)                           6            102,994                               103,000

Issuance of stock for consulting
  services, June 1993 (9,375 shares
  at $16.00 per share)                                   9            149,991                               150,000


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
       Periods Ended September 30, 1988 Through September 30, 1998 and the
                   Six Months Ended March 31, 1999 (Unaudited)



                                                                                        Deficit
                                                                                      Accumulated
                                                                 Additional            During the
                                                  Common          Paid-in             Development
                                                   Stock          Capital               Stage              Total
                                                  ------         ----------           -----------         -------

Net loss                                       $              $                      $(1,207,921)       $(1,207,921)
                                                ----------      -------------         ----------         -----------

Balance (deficit), September 30, 1993                3,202          3,296,856         (3,325,355)           (25,297)

Issuance of warrants to stockholders                                  226,000                               226,000

Issuance of stock for exercise of stock options
 March 1994 (3,750 shares at $1.60 per share)            4              5,996                                 6,000

Issuance of stock for exercise of warrants by
  stockholder, August 1994 (3,677 shares at
  at $13.60 per share)                                   4             49,997                                50,001

Net loss                                                                                (767,427)          (767,427)
                                                ----------      -------------         -----------        -----------

Balance (deficit), September 30, 1994                3,210          3,578,849         (4,092,782)          (510,723)

Issuance of warrants to stockholders                                    9,760                                 9,760

Issuance of stock, May 1995 (6,250
  shares at $8.00 per share)                             6             49,994                                50,000

Issuance of stock for exercise of
  warrants by stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000

 Issuance of stock for expenses, July
  1995 (18,750 shares at $8.00 per share)               19            149,981                               150,000

Net loss                                                                                (896,998)          (896,998)
                                                ----------      -------------         -----------         -----------

Balance (deficit), September 30, 1995                3,241          3,838,578         (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                    5,340                                 5,340

Net loss                                                                                (551,621)         (551,621)
                                                ----------      -------------         -----------        ----------


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
       Periods Ended September 30, 1988 Through September 30, 1998 and the
                   Six Months ended March 31, 1999 (Unaudited)


                                                                                    Deficit
                                                                                   Accumulated
                                                                   Additional       During the
                                                    Common          Paid-in        Development
                                                    Stock           Capital            Stage               Total
                                                    ------         ---------       ------------            -------

Balance (deficit), September 30, 1996               $3,241         $3,843,918        $(5,541,401)       $(1,694,242)

Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                             50             99,950                               100,000

Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                           196            390,996                               391,192

Net loss                                                                              (1,196,036)        (1,196,036)
                                                -----------         ----------        -----------        -----------

Balance (deficit), September 30, 1997                3,487          4,334,864         (6,737,437)        (2,399,086)

Net loss                                                                                (797,099)          (797,099)
                                                -----------         ----------        -----------        -----------
Balance (deficit), September 30, 1998                3,487          4,334,864         (7,534,536)        (3,196,185)

Net loss                                                                                (243,660)          (243,660)
                                                -----------         ----------        -----------        -----------
Balance (deficit), December 31, 1998                 3,487          4,334,864         (7,778,196)        (3,439,845)

Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                     67                                   (67)

Net loss                                                                                (313,227)          (313,227)
                                                -----------         ----------        -----------        -----------

Balance (deficit), March 31, 1999                  $ 3,554         $4,334,864        $(8,091,490)       $(3,753,072)
                                                ===========         ==========        ============       ===========


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                   Cumulative
                                                     During
                                                 Development
                                                 Stage Through                 Three Months Ended March 31,
                                                 March 31, 1999                  1999                 1998
                                               ----------------                  ----                 ----
                                                  (Unaudited)                 (Unaudited)          (Unaudited)
Operating activities:
  Net loss                                      $(8,091,423)                    $(313,227)         $  (94,354)
  Items not requiring
  (providing) cash:
    Depreciation                                     19,809                                               708
    Expenses funded by Common
      Stock issuance                                596,279
    Other                                             3,341
  Changes in:
    Advances to officers                           (663,998)                      (42,000)            (35,000)
    Other receivables                               (66,785)                       (8,538)             (5,988)
    Accounts payable                                546,542                       (17,641)            (51,021)
    Accrued expenses                                363,526                        64,396              82,767
    Deferred compensation                         1,573,687                        92,591               5,000
                                                -----------                     ---------            --------
        Net cash used in
         operating activities                    (5,719,022)                     (224,419)            (97,888)
                                                -----------                     ---------            --------

Investing activities:
  Purchase of fixed assets                          (19,808)
  Other                                              (3,341)
         Net cash used in
          investing activities                      (23,149)

Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,720,562
  Proceeds from notes payable                     1,665,609
  Proceeds from convertible debentures            1,426,000                       135,000             316,000
  Payments on notes payable                        (154,609)
  Other                                             108,410
         Net cash provided by
           financing activities                   5,765,972                       135,000             316,000
                                                -----------                     ---------           ---------

Increase (decrease) in cash                          23,801                       (89,419)            218,112

Cash, beginning of period                                 0                       113,220              30,666
                                                -----------                     ---------            --------

Cash, end of period                            $     23,801                     $  23,801           $ 248,778
                                               ============                     =========           =========


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1999



NOTE 1:  BASIS OF PRESENTATION

     On September 21, 1998, the Board of Directors of ThermoEnergy Corporation (the "Company") approved a change in the Company's fiscal year end from September 30 to December 31. A transition report on Form 10-Q for the three months ended December 31, 1998 was filed with the Securities and Exchange Commission in connection with the change in fiscal year end.

     The accompanying unaudited financial statements statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.


NOTE 2: NOTES PAYABLE TO STOCKHOLDERS AND CONVERTIBLE DEBENTURES

     During November 1998, the Company's Board of Directors approved the issuance of up to $1,500,000 (an increase of $500,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003. The Company issued $50,000 of such Debentures during the three months ended December 31, 1998 and $135,000 during the quarter ended March 31, 1999.

     During the quarter ended March 31, 1999, a total of $71,540 of the Company's 6.63% notes payable to stockholders matured. The Company's Board of Directors approved the issuance of Series B Common Stock at $2.00 per share in lieu of cash payment of the notes and related accrued interest and the extension of the warrant agreements executed in connection with the note agreements for an additional two-year period (see Note 3). An additional $215,625 of such notes mature during the period April 1, 1999 through December 31, 1999.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1999


NOTE 3:  COMMON STOCK

     In January 1999, the Company issued 67,600 shares of Series B Common Stock to the holders of the 10% notes payable to stockholders in accordance with the related note agreements. In April 1999, the Company issued 39,910 shares of Series B Common Stock to the holders of 6.63% notes payable to stockholders in the aggregate amount of $79,815, including $18,075 of accrued interest.

NOTE 4:  LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,759,659 shares for the period cumulative since inception through March 31, 1999, and 4,107,148 and 4,045,557 shares for the three-month periods ended March 31, 1999 and 1998, respectively.

     Warrants to purchase approximately 799,000 shares of Series B Common Stock, and stock options under the 1997 Stock Option Plan, which provides for the issuance of up to 750,000 shares of Series B Common Stock, were not included in the computation of diluted loss per share since the effect would be antidilutive. At March 31, 1999, the Company had issued $1,091,000 of 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

     The Company has incurred net losses since inception and, is in default on a $200,000 note payable (10% note payable) to a stockholder and has $215,625 of the 6.63% notes payable to stockholders maturing during 1999. Additionally, substantial capital will likely be required to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue an additional $409,000 of Series 98 Convertible Debentures and to issue Series B Common Stock to the holders of the 6.63% notes payable to stockholders upon maturity. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects, is unable to obtain extensions on the 10%

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1999

NOTE 5: MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS (CONTINUED)

notes to stockholders which are not in default at March 31, 1999 or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties. The overall goal of the Company is to successfully complete a demonstration project for STORS, NitRem and/or ARP. Management plans to utilize any demonstration facilities to expand the visibility of the Company in municipal, industrial, Department of Defense and Department of Energy markets. A successful demonstration project is the single most important business factor in implementation of the Company's plan of operations. Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. The Company has entered into agreements with third parties in order to pursue this business strategy.

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

     The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company's business strategy is based upon entering into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Lvingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart Inc., and Mitusi & Co. (U.S.A.) and plans to enter project specific working arrangements when such projects are identified and funding is obtained. (See strategic corporate alliances ). The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS , NitRem or ARP facilities at either a demonstration or commercial facility level and has relied on U.S. Government grants and funding from its strategic partners to fund its demonstration projects.

     The Radford Army Ammunition Plant and the New York City demonstration projects were funded by the U.S. Army and Foster Wheeler Corporation, respectively. The Colton STORS Project is funded by a federal grant administered by the U.S. EPA. ( See summary below) Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for the commercialization of the STORS, NitRem the ARP technologies. With regard to STORS, no facilities have yet been built, outside Japan, on a commercial basis.

STORS Project

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS demonstration project in the San Bernardino area. Subsequently, the United States House and Senate approved, in PL 104-204, September 26, 1996, a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office has authorized the EPA's San Francisco office to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the STORS demonstration project. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings but will be reimbursed for administrative and operating costs for this project. The design plans for the STORS project have been completed. The Company has contracted with Foster Wheeler Environmental Company ( See strategic relationships) to fabricate, install and operate the STORS demonstration unit. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the U.S. The demonstration project is scheduled to begin in the third quarter of 1999.

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

     Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these results, the Company is actively marketing NitRem to the DoD and to private industry.

         New York City Project

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over 4.5 million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allowed the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company decided to demonstrate the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate relationships). The New York ARP demonstration was successfully completed on December 18, 1998. Based on the data generated during the demonstration and computer modeling for large-scale commercial systems, the economics of the Centrate Ammonia Recovery or (ARP) process are excellent when compared to alternative sources such as steam stripping, hot air stripping and biological nitrogen reduction technologies. Depending on the throughput of the commercial system, on a privatized basis, the cost to the client (municipality) to treat ammoni laden wastes with ARP at the concentrations found in the centrtate, would be between 3 cents and 4 cents per gallon, including capital equipment recovery overhead. Based upon the demonstrations results, the Company is actively seeking a privatized contract to process all of New York City's centrate through it's joint venture with FWENC.

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

     On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC. The main purpose of the joint venture, among other things, is to develop, market and utilize the ARP technology. Concurrently with agreeing to form TENC, the Company entered into a Shareholders agreement by an among FWENC, the Company and TENC and a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities.

     In March 1996, the Company entered into a Marketing Agreement with the Atlanta based Dan Cowart, Inc. ("DCI") to market, develop and commercialize the Technologies in Georgia and Florida. DCI is a multi-discipline construction and development firm for large scale real estate projects. Under the agreement, the Company has granted DCI the exclusive right to exploit any and all applications of the Technologies for municipal, local governmental and real estate development markets in Georgia and Florida, and the nonexclusive right to exploit any and all applications of NitRem for industrial markets in Georgia and Florida. The agreement contemplates the formation of a joint venture between the companies to construct and operate future projects. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. The Company will derive revenue upon the sale of a STORS DSR or NitRem DSR unit to an end-user, and fees associated with the operation of such projects. DCI is to be paid a one time success fee of 62,500 warrants convertible into 62,500 shares of ThermoEnergy Series B Common Stock, exercisable within ten years from the date of granting the warrants at a price of $2.00 per share, within 90 days upon the signing of an agreement with a target customer to purchase or utilize any of one of the Technologies. The agreement is for a term of ten years and required DCI to produce a contract for a project by March 28, 1998 to retain exclusivity. Thereafter, the contract can be terminated by either party upon one month's written notice and DCI's rights to the Technologies in Georgia and Florida would become nonexclusive. The Company in conjunction with Battelle, is developing a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with the Company and Battelle to work on scheduling meetings with municipal and state waste water authorities in Georgia and Florida. Currently, no specific projects are being negotiated.

     In April 1996, the Company entered into a non-binding Memorandum of Understanding with Roy F. Weston, Inc. ("Weston") of West Chester, Pennsylvania, which may be terminated by either company upon written notice to the other.
Weston is an engineering firm which participates in the development of large scale civil engineering projects. The purpose of the memorandum is to provide a preliminary framework for the joint pursuit by the companies of business opportunities for the application of the Technologies. The memorandum contemplates that Weston will provide engineering, construction management, installation, operations and maintenance services in connection with such projects, while the Company will provide the Technologies at a reasonable fee no greater than the Company's most favored licensees. The memorandum incorporates by reference a Proprietary Information Agreement dated August 22, 1995, previously signed by the parties pursuant to which each company has agreed to maintain in confidence all proprietary information furnished by the other. Currently, no specific projects are being negotiated.


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

     The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The Company believes that its joint venture (TENC) working arrangement with Foster Wheeler Environmental Corporation will enable the Company to identify and fund future projects The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies.

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

Plan of Operations

     The Company had planned to use the net proceeds of the proposed public offering to fund it's day-to-day the operations until such time as the Company either made substantial equipment sales or secured a long-term privatized contract. All of the Company's demonstration projects have been funded by grants or by its strategic corporate partners. As discussed in Note 7 of the financial statements included in the Company's annual report of Form 10-K for the year ended September 30, 1998, the managing underwriter of the proposed offering notified the Company in October of 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of $1,500,000 of convertible debentures to satisfy the cash requirements of its basic operation for the next year.

     The Company raised $536,000 in interim financing from current shareholders to fund the Company through the registration period. The notes were for original terms of six months at 10%, renewable at the option of the holder. In July of 1998, a holder of a $200,000 note failed to renew the note for which the Company is now in default with interest accruing at 18% per annum or the maximum allowed under state law (see Part II, Item 3). Additionally, $ 215,625 of the Company's 6.63% notes payable to stockholders mature in 1999 and $109,735 mature in 2000. Additional funds may be necessary in the event the Company is unable to pay the notes as they become due and as the Company takes on other projects or makes an acquisition of another company to facilitate the commercialization of its technologies. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Lvingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world. The Company will own 49.9% of TENC. The main purpose of the joint venture, among other things, will be to develop, market and utilize the ARP technology. Concurrently with forming TENC, the Company entered into a Shareholders agreement by an among FWENC, the Company and TENC and a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities. On August 4, 1998, the Company signed an agreement FWEC to provide up to $500,000 funding necessary to demonstrate the ARP technology and to design, fabricate and operate the ARP pilot plant. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be engaged through TENC.

     The overall goal of the Company has been to successfully complete a full scale demonstration of its technologies and to form strategic corporate alliances to market the technologies discussed above. The company has successfully completed demonstration of the NtiRem; DSR and ARP technologies and it scheduled to begin a STORS/NitRem project in the third quarter of 1999. Management plans to utilize these demonstration projects and the TENC joint venture to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factors in implementing the Company's plan of operations.

Results of Operations

     For the three months ended March 31, 1999, the Company incurred a net loss of $313,227 as compared to $94,354 for the three months ended March 31, 1998.

     General and administrative expenses and travel expenses increased during the three month period ended March 31, 1999, compared to March 31 1998, due to the Company's efforts regarding the projects discussed above. Payments under licenses increased by $35,000 during the quarter ended March 31, 1999 due to payments to Battelle of $25,000 for a license fee and $10,000 for Royalties. Interest expense increased significantly between the same two periods primarily due to the issuance of the 15% Convertible Debentures.

Liquidity and Capital Resources

     During the period ended March 31, 1999, the Company used $224,419 of cash in operations compared to $97,888, in the comparable period of 1998. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During 1999, 1998, and 1997, the Company met its liquidity needs primarily from borrowings from stockholders As discussed under Plan of Operations, the Company may require additional funds in 1999 to pay notes as they become due. Management plans to meet the Company's liquidity needs during the year ending December 31, 1999 with proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its Technologies, such as the Radford NitRem, New York City NitRem and Colton STORS demonstration projects.

Recent Pronouncements of the Financial Accounting Standards Board.

     During 1997, the Financial Accounting Standards Board issued Statement No. 131, effective during the year ending September 30, 1999, which changes the requirements for reporting segment information in annual and interim financial statements. The industry segment approach under Statement No. 14 will be replaced with a management approach of reporting financial and descriptive information about operating segments.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


     On October 6, 1998, the Company filed an action in the United States District Court, Eastern District of Arkansas, Western Division, case No. LR-C-98-657 against National Securities Corporation, a wholly owned subsidiary of Olympic Cascade Financial Corporation and Steven A. Rothstein, Individually, and as Chairman of National Securities in connection with purported efforts on the part of the Defendants to underwrite a public offering of securities for the Company. The Complaint alleges breach o contract, promissory estoppel, breach of fiduciary duty and intentional or negligent misrepresentation and seeks compensatory and punitive damages, jointly and severally, against the Defendants.


Item 2.  Change in Securities

     None

Item 3.  Defaults Upon Senior Securities

     On June 1, 1998, a $200,000 note bearing 10% interest per annum became due and the Company failed to meet the obligations. Upon the default, the note began accruing interest at 18% per annum or the maximum allowed by applicable state law. Applicable law limits the interest to 500 basis points over the discount rate. Accordingly, as of May 12, 1999, the amount due and owing is $247,507.

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) See Exhibit Index.

     (b) No other reports on Form 8-K have been filed during the quarter ending March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May       1999

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer