Form 10-Q
period 1999-06-30
THERMOENERGY CORP
filed 1999-08-13
CIK 884504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

3,523,148 shares of Common Stock, par value $.001 per share

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                    June 30,            September 30,
                                                                                      1999                   1998
                                                                                      ----                   ----
                                                                                   (Unaudited)             (Note 1)
                                     ASSETS

Cash - Total Current Assets                                                        $   411,275        $     242,486

Advances to officers                                                                   507,015              381,015
Accrued interest receivable - officers                                                  76,231               49,567
Property and equipment, at cost:
  Equipment                                                                             14,818               14,818
  Furniture and fixtures                                                                 4,991                4,991
  Less accumulated depreciation                                                        (19,809)             (19,809)
                                                                                   -----------        -------------
                                                                                             -                    -
                                                                                   -----------        -------------

                                                                                   $   994,521         $    673,068
                                                                                   ===========         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   775,542         $    590,903
Accrued interest payable - primarily to related parties                                308,528              246,671
Deferred compensation                                                                1,467,909            1,192,779
Notes payable to stockholders (Notes 2 and 5)                                          526,560              932,900
                                                                                   -----------         ------------
      Total Current Liabilities                                                      3,078,539            2,963,253

Convertible Debentures (Notes 2 and 4)                                               1,737,631              906,000
                                                                                   -----------         ------------
      Total Liabilities                                                              4,816,170            3,869,253

Stockholders' equity (deficit) (Notes 3, 4 and 6):
  Preferred stock,  non-voting,  $1 par value:
     Authorized - 10,000,000 shares; none issued
  Common Stock, $.001 par value: Series A Common Stock;
     Authorized - 10,000,000 shares; no shares issued and
     outstanding Series B Common Stock; Authorized - 65,000,000 shares; June 30, 1999:  issued - 3,606,977 shares; outstanding -
     3,523,148 shares;  September 30, 1998:  issued - 3,486,797
     shares;  outstanding - 3,402,968 shares                                              3,607                3,487
  Additional paid-in capital                                                         4,439,971            4,334,864
  Deficit accumulated during the development stage                                  (8,265,227)          (7,534,536)
                                                                                   -----------         ------------
                                                                                    (3,821,649)          (3,196,185)
                                                                                   -----------         ------------

                                                                                   $   994,521         $    673,068
                                                                                   ===========         ============




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                           Cumulative
                                             During
                                           Development
                                          Stage Through             Six Months Ended                  Three Months Ended
                                             June 30,                   June 30,                           June 30,
                                              1999               1999             1998             1999              1998
                                              ----               ----             ----             ----              ----
                                           (Unaudited)                 (Unaudited)                       (Unaudited)

Operating Expenses:
  General and administrative
                                          $6,278,356          $535,642         $345,014          $356,471         $303,693
  License and royalties fees                 744,766            67,500                             32,500
  Travel and entertainment
                                           1,111,619            75,094           35,199            31,678            9,596
                                           ----------         ---------         --------          --------         ---------

                                           8,134,741           678,236          380,213           420,649          313,289
                                           ----------         ---------         --------          --------         ---------


Loss From Operations
                                          (8,134,741)         (678,236)        (380,213)         (420,649)        (313,289)
                                           ----------         ---------         --------          --------         ---------

Other Income (Expense)
  Interest income                            133,837            18,791           13,182            10,035            6,721
  Gain on settlement of
    lawsuit (Note 6)                         243,779           243,779                            243,779
  Other                                       49,550            49,550                             49,550
  Interest expense
                                            (557,585)         (120,848)         (74,320)          (56,452)         (40,429)
                                           ----------         ---------         --------          --------         ---------


                                            (130,419)          191,272          (61,138)          246,912          (33,708)
                                           ----------         ---------         --------          --------         ---------


Net Loss
                                         $(8,265,160)        $(486,964)       $(441,351)        $(173,737)       $(346,997)
                                          ===========       ===========      ===========       ===========      ===========

Basic and Diluted

  Per Common Share (Note 4)
    Loss From Operations
                                         $     (2.16)       $    (0.16)       $   (0.09)        $   (0.10)       $   (0.08)

    Net Loss
                                         $     (2.19)       $    (0.12)       $   (0.11)        $   (0.04)       $   (0.09)




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         Periods Ended September 30, 1988 Through September 30, 1998 and
          the Three Months Ended December 31, 1998 (Unaudited) and the
                   Six Months Ended June 30, 1999 (Unaudited)



                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                    Additional          During the
                                                                   Common            Paid-in            Development
                                                                   Stock            Capital                 Stage            Total
                                                                  --------         ----------          -------------         ------

Issuance of stock, January 1988,
  (2,205,762 shares at $.08 per share                           $                 $   178,094       $                   $   180,300

Net loss                                                          (290,483)          (290,483)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1988                                2,206            178,094           (290,483)          (110,183)

Conversion of $412,000 of debentures
  and accrued interest, September 1989
  (306,335 shares)                                                     306            456,695            457,001

Net loss                                                          (338,985)          (338,985)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1989                                2,512            634,789           (629,468)             7,833

Net loss                                                          (255,036)          (255,036)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1990                                2,512            634,789           (884,504)          (247,203)

Conversion of $63,000 of unsecured
  debentures and accrued interest at 10%,
  March 1991, (44,286 shares)                                           44             70,813             70,857

Issuance of stock, May - June 1991
  (387,880 shares:  366,630 at $1.60
  per share;  21,250 shares at $.80 per
  share)                                                               388            603,219            603,607

Issuance of stock for interest, June 1991,
 (1,375 shares at $1.60 per share)                                       1              2,199              2,200

Issuance of stock for expenses
  incurred by stockholders, July 1991
  (5,081 shares at $1.60 per share)                                      5              8,124              8,129

Net loss                                                          (670,179)          (670,179)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1991                                2,950          1,319,144         (1,554,683)          (232,589)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
         Periods Ended September 30, 1988 Through September 30, 1998 and
          the Three Months Ended December 31, 1998 (Unaudited) and the
                   Six Months Ended June 30, 1999 (Unaudited)



                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                      Additional           During the
                                                                       Common          Paid-in             Development
                                                                        Stock          Capital                Stage          Total
                                                                      ---------       ----------          -------------      ------


Issuance of stock, October - December
  1991 (150,925 shares at $1.60 per
  share)                                                       $       151        $   241,329            $                $ 241,480

Shares purchased in rescission offer
  (10,562 shares)                                                      (11)           (16,888)           (16,899)

Issuance of stock, public offering, August-
  September 1992 (344 shares at $16.00
  per share)                                                             1              5,499              5,500

Net loss                                                                                                (562,751)          (562,751)
                                                               -----------        -----------        -----------        -----------

Balance (deficit), September 30, 1992                                3,091          1,549,084         (2,117,434)          (565,259)

Issuance of stock, public offering October
  1992 - September 1993 (92,785 shares
  at $16.00 per share)                                                  93          1,484,457                             1,484,550

Issuance of stock for exercise of stock
  options, May 1993 (2,500 shares at
  $1.60 per share)                                                       3              3,997                                 4,000

Issuance of warrants to stockholder                                                     6,333                                 6,333

Conversion of $103,000 of notes payable
  to stockholders and accrued interest,
  December 1992 (6,438 shares)                                           6            102,994                               103,000

Issuance of stock for consulting
  services, June 1993 (9,375 shares
  at $16.00 per share)                                                   9            149,991                               150,000


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
         Periods Ended September 30, 1988 Through September 30, 1998 and
          the Three Months Ended December 31, 1998 (Unaudited) and the
                   Six Months Ended June 30, 1999 (Unaudited)



                                                                                       Deficit
                                                                                     Accumulated
                                                                   Additional        During the
                                                    Common          Paid-in          Development
                                                     Stock          Capital             Stage               Total
                                                  ---------        ----------        ------------           ------

Net loss                                       $              $                      $(1,207,921)       $(1,207,921)
                                                   -------          ---------         -----------         ----------

Balance (deficit), September 30, 1993                3,202          3,296,856         (3,325,355)           (25,297)

Issuance of warrants to stockholders                                  226,000                               226,000

Issuance of stock for exercise of stock options
 March 1994 (3,750 shares at $1.60 per share)            4              5,996                                 6,000

Issuance of stock for exercise of warrants by
  stockholder, August 1994 (3,677 shares at
  at $13.60 per share)                                   4             49,997                                50,001

Net loss                                                                                (767,427)          (767,427)
                                                   -------          ---------         -----------         ----------

Balance (deficit), September 30, 1994                3,210          3,578,849         (4,092,782)          (510,723)

Issuance of warrants to stockholders                                    9,760                                 9,760

Issuance of stock, May 1995 (6,250
  shares at $8.00 per share)                             6             49,994                                50,000

Issuance of stock for exercise of
  warrants by stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000


 Issuance of stock for expenses, July
  1995 (18,750 shares at $8.00 per share)               19            149,981                               150,000

Net loss                                                                                (896,998)          (896,998)
                                                   -------          ---------         -----------         ----------
Balance (deficit), September 30, 1995                3,241          3,838,578         (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                    5,340                                 5,340

Net loss                                                                                (551,621)         (551,621)
                                                   -------          ---------         -----------         ----------


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
         Periods Ended September 30, 1988 Through September 30, 1998 and
          the Three Months Ended December 31, 1998 (Unaudited) and the
                   Six Months Ended June 30, 1999 (Unaudited)



                                                                                     Deficit
                                                                                   Accumulated
                                                                  Additional       During the
                                                    Common          Paid-in        Development
                                                    Stock           Capital           Stage                 Total
                                                  ---------      ----------        ------------             ------

Balance (deficit), September 30, 1996               $3,241         $3,843,918        $(5,541,401)        $(1,694,242)

Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                             50             99,950                               100,000

Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                           196            390,996                               391,192

Net loss                                                                              (1,196,036)         (1,196,036)
                                                   -------          ---------         -----------          ----------
Balance (deficit), September 30, 1997                3,487          4,334,864         (6,737,437)         (2,399,086)

Net loss                                                                                (797,099)           (797,099)
                                                   -------          ---------         -----------          ----------

Balance (deficit), September 30, 1998                3,487          4,334,864         (7,534,536)         (3,196,185)

Net loss                                                                                (243,660)           (243,660)
                                                   -------          ---------         -----------          ----------
Balance (deficit), December 31, 1998                 3,487          4,334,864         (7,778,196)         (3,439,845)

Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                     67                                   (67)

Conversion of $81,340 of notes payable to
   stockholders and accrued interest, April
   and May, 1999 (52,580 shares)                        53            105,107                               105,160

Net loss                                                                                (486,964)           (486,964)
                                                   -------          ---------         -----------          ----------
Balance (deficit), June 30, 1999                   $ 3,607         $4,439,971        $(8,265,227)        $(3,821,649)
                                                   =======          =========         ==========          ===========



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                   Cumulative
                                                     During
                                                 Development
                                                 Stage Through                   Six Months Ended June 30,
                                                  June 30, 1999                   1999               1998
                                                ---------------                   ----               ----
                                                  (Unaudited)                 (Unaudited)         (Unaudited)
Operating activities:
  Net loss                                      $(8,265,160)                    $(486,964)          $(441,351)
  Items not requiring
  (providing) cash:
    Depreciation                                     19,809                                             1,416
    Expenses funded by Common
      Stock issuance                                596,279
    Other (Note 6)                                 (215,438)                    (218,779)
  Changes in:
    Advances to officers                           (705,998)                      (84,000)            (70,000)
    Other receivables                               (76,231)                      (17,984)            (12,827)
    Accounts payable                                775,542                       211,359             (37,715)
    Accrued expenses                                419,979                       120,849              59,416
    Deferred compensation                         1,666,891                       185,795             137,560
                                                ------------                    ----------          ----------
        Net cash used in
         operating activities                    (5,784,327)                     (289,724)           (363,501)
                                                ------------                    ----------          ----------

Investing activities:
  Purchase of fixed assets                          (19,808)
  Proceeds from sales of securities (Note 6)        218,779                       218,779
  Other                                              (3,341)
                                                ------------
         Net cash used in
          investing activities                      195,630                       218,779
                                                ------------                    ----------

Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,720,562
  Proceeds from notes payable                     1,665,609
  Proceeds from convertible debentures            1,660,000                       369,000             516,000
  Payments on notes payable                        (154,609)
  Other                                             108,410
         Net cash provided by
           financing activities                   5,999,972                       369,000             516,000
                                                -----------                     ---------           ---------

Increase (decrease) in cash                         411,275                       298,055             152,499

Cash, beginning of period                                 0                       113,220              30,666
                                                -----------                     ---------           ---------

Cash, end of period                             $   411,275                     $ 411,275           $ 183,165
                                                ===========                     =========           =========



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1999



NOTE 1:  BASIS OF PRESENTATION

On September 21, 1998, the Board of Directors of ThermoEnergy Corporation (the "Company") approved a change in the Company's fiscal year end from September 30 to December 31. A transition report on Form 10-Q for the three months ended December 31, 1998 was filed with the Securities and Exchange Commission in connection with the change in fiscal year end.

The accompanying unaudited financial statements statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


NOTE 2: NOTES PAYABLE TO STOCKHOLDERS AND CONVERTIBLE
DEBENTURES

During November 1998, the Company's Board of Directors approved the issuance of up to $1,500,000 (an increase of $500,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003. During June 1999, the Company's Board of Directors increased the authorized amount of the Debentures to $2,500,000. The Company issued $50,000 of such Debentures during the three months ended December 31, 1998 and $781,631 during the six months ended June 30, 1999 of which $412,631 were issued in payment of certain of the Company's 10% notes payable to stockholders and related accrued interest. Subsequent to June 30, 1999, Debentures aggregating $232,124 were issued in exchange for the remainder of the 10% notes and a Debenture in the amount of $129,623 was issued in satisfaction of accounts payable to Battelle Memorial Institute.

During the six-month period ended June 30, 1999, a total of $81,340 of the Company's 6.63% notes payable to stockholders matured. The Company's Board of Directors approved the

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1999


NOTE 2: NOTES PAYABLE TO STOCKHOLDERS AND CONVERTIBLE
DEBENTURES (continued)

issuance of Series B Common Stock at $2.00 per share in lieu of cash payment of the notes and related accrued interest and the extension of the warrant agreements executed in connection with the note agreements for an additional two-year period (see Note 3). An additional $205,825 of the notes mature during the period July 1, 1999 through December 31, 1999 and the remainder of the notes ($109,735) matures during 2000.

NOTE 3:  COMMON STOCK

In January 1999, the Company issued 67,600 shares of Series B Common Stock to the holders of the 10% notes payable to stockholders in accordance with the related note agreements. During the quarter ended June 30, 1999, the Company issued 52,580 shares of Series B Common Stock to the holders of 6.63% notes payable to stockholders in the aggregate amount of $105,160, including $23,820 of accrued interest.

During June 1999, the Board of Directors approved executive bonuses for two officers in the form of 150,000 non-qualified stock options to each officer. The options expire in five years and are exercisable at $2.00 per share. Since the exercise price approximates the fair value of the Company's Series B Common Stock, no compensation expense was accrued in the accompanying financial statements.

NOTE 4:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,768,381 shares for the period cumulative since inception through June 30, 1999, 4,133,272 and 4,045,558 shares for the six-month periods ended June 30, 1999 and 1998, respectively, and 4,159,110 and 4,045,558 shares for the three-month periods ended June 30, 1999 and 1998, respectively.

Warrants to purchase approximately 799,000 shares of Series B Common Stock, stock options for up to 750,000 shares of Series B Common Stock under the 1997 Stock Option Plan and for 300,000 shares for executive bonuses, were not included in the computation of diluted loss per share since the effect would be antidilutive. At June 30, 1999, the Company had issued $1,737,631 of 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1999




NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and has $205,825 of the 6.63% notes payable to stockholders maturing during the remainder of 1999 and $109,735 of such notes maturing during 2000. Additionally, substantial capital will likely be required to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue up to $2,500,000 of Series 98 Convertible Debentures and to issue Series B Common Stock to the holders of the 6.63% notes payable to stockholders upon maturity. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

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

NOTE 6:  COMMITMENTS AND CONTINGENCIES

During 1998, the Company filed a lawsuit seeking compensatory and punitive damages from the broker-dealer involved in the Company's 1997 failed public offering. During June 1999, the Company and the broker-dealer entered into a release and settlement agreement. In connection with this agreement, the Company received $25,000 in cash and a commitment to receive an additional $50,000 in cash prior to the end of 1999, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase shares of the Stock at a price of $4.00 per share for a period of five years from the date of the agreement.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1999


NOTE 6:  COMMITMENTS AND CONTINGENCIES (continued)

The Company sold all 50,000 shares of the Stock during June 1999. The Company also exercised warrants for 5,000 shares of the Stock which were sold during June 1999. A gain of $243,779 was recorded in the accompanying 1999 financial statements in connection with the release and settlement agreement.

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

The Company is the general contractor in connection with a Technology demonstration for the City of Colton, California, which is being funded by a federal grant. The Company has contracted with Foster Wheeler Environmental Corporation ("FWEC") to fabricate, install and operate the demonstration unit. The Company has received funds aggregating approximately $1,000,000 from the City of Colton of which approximately $900,000 have been paid to FWEC and other subcontractors. The custodial funds held by the Company pending payment to subcontractors for the project, are maintained in a separate bank account which is not included in the accompanying financial statements.

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

     The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. Another component of the Company's business strategy is to enter into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey to pursue clean water projects worldwide. The new company Fwill combine the Company's state-of-the-art clean water technologies with WENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart Inc., and Mitusi & Co. (U.S.A.) and plans to enter project specific working arrangements when such projects are identified and funding is obtained. (See strategic corporate alliances ). The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS , NitRem or ARP facilities at either a demonstration or commercial facility level and has relied on U.S. Government grants and funding from its strategic partners to fund its demonstration projects.

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

STORS Project

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS/NitRem demonstration project (the "Project") in the San Bernardino area. Subsequently, the United States House and Senate approved ( PL 104-204, September 26, 1996) a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office authorized the EPA's San Francisco office to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the Project. On September 3, 1998, the Company signed an agreement with the City of Colton for the Company to demonstrate its STORS/NitRem technology. The EPA grant will pay for the construction of the demonstration test equipment. At the conclusion of the demonstration project, all right, title and interest to the test equipment shall be vested in the EPA. The Company will not be required to make capital contributions to this project. The Company will not receive any revenues or earnings from this project, but will be reimbursed for administrative and operating costs. Subsequently the Company contracted with Foster Wheeler Environmental Corporation ( See strategic relationships) to fabricate, install and operate the STORS demonstration unit . The design plans for the Project have been completed. The Company is the general contractor on the Project, and, as such, has received approximately $1,000,000 in funds from the City of Colton. Through June 30, 1999, The Company has paid approximately $900,000 to subcontractors and other vendors, primarily to FWENC. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the U.S. The demonstration project is scheduled to begin in the third quarter of 1999.

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

New York City Project

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over 4.5 million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allowed the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company decided to demonstrate the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate relationships). The New York ARP demonstration was successfully completed on December 18, 1998. Based on the data generated during the demonstration and computer modeling for large-scale commercial systems, the economics of the Centrate Ammonia Recovery or (ARP) process are excellent when compared to alternative sources such as steam stripping, hot air stripping and biological nitrogen reduction technologies. Depending on the throughput of the commercial system, on a privatized basis, the cost to the client (municipality) to treat ammonia laden wastes with ARP at the concentrations found in the centrate, would be between 3 cents and 4 cents per gallon, including capital equipment recovery overhead. Based upon the demonstration results, the Company is actively seeking a privatized contract to process all of New York City's centrate through it's joint venture with FWENC.

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

     In March 1996, the Company entered into a Marketing Agreement with the Atlanta based Dan Cowart, Inc. ("DCI") to market, develop and commercialize the Technologies in Georgia and Florida. DCI is a multi-discipline construction and development firm for large scale real estate projects. Under the agreement, the Company has granted DCI the exclusive right to exploit any and all applications of the Technologies for municipal, local governmental and real estate development markets in Georgia and Florida, and the nonexclusive right to exploit any and all applications of NitRem for industrial markets in Georgia and Florida. The agreement contemplates the formation of a joint venture between the companies to construct and operate future projects. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. The Company will derive revenue upon the sale of a STORS/DSR or NitRem DSR unit to an end-user, and fees associated with the operation of such projects. DCI is to be paid a one time success fee of 62,500 warrants convertible into 62,500 shares of ThermoEnergy Series B Common Stock, exercisable within ten years from the date of granting the warrants at a price of $2.00 per share, within 90 days upon the signing of an agreement with a target customer to purchase or utilize any of one of the Technologies. The agreement is for a term of ten years and required DCI to produce a contract for a project by March 28, 1998 to retain exclusivity. Thereafter, the contract can be terminated by either party upon one month's written notice and DCI's rights to the Technologies in Georgia and Florida would become nonexclusive. The Company in conjunction with Battelle, is developing a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with the Company and Battelle to work on scheduling meetings with municipal and state waste water authorities in Georgia and Florida. Currently, no specific projects are being negotiated.

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

Plan of Operations

     The Company had planned to use the net proceeds of the proposed public offering to fund it's day-to-day the operations until such time as the Company either made substantial equipment sales or secured a long-term privatized contract. All of the Company's demonstration projects have been funded by grants or by its strategic corporate partners. As discussed in Note 7 of the financial statements included in the Company's annual report of Form 10-K for the year ended September 30, 1998, the managing underwriter of the proposed offering notified the Company in October of 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of $2,500,000 of convertible debentures to satisfy the cash requirements of its basic operations for the next year. The Company also plans to repay the remaining 6.63% notes payable ( $315,560) and related accrued interest by issuing shares of Series B restricted Common Stock to the holders of the notes if sufficient funds are not available to repay the notes at maturity. ($205,825 mature during the remainder of 1999 and $109,735 mature during 2000).

         During June, July and August of 1999, the Company issued Series 98, 15% Convertible Debentures in satisfaction of the 10% notes payable to stockholders aggregating approximately $666,000, including accrued interest.

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

     The overall goal of the Company has been to successfully complete a full scale demonstration of its technologies and to form strategic corporate alliances to market the technologies discussed above. The Company has successfully completed demonstration of the NtiRem; DSR and ARP technologies and it scheduled to begin a STORS/NitRem project in the third quarter of 1999. Management plans to utilize these demonstration projects and the TENC joint venture to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factors in implementing the Company's plan of operations as the Company takes on other projects or makes an acquisition of another company to facilitate the commercialization of its technologies.

Results of Operations

For the six months ended June 30, 1999, the Company incurred a net loss of $486,964 as compared to $441,351 for the six months ended June 30, 1998. For the three months ended June 30, 1999, the Company incurred a net loss of $173,737 compared to compared to $346,997 for the three months ended June 30, 1999.

     General and administrative expenses and travel expenses increased during the six-and three-month periods ended June 30, 1999, compared to June 30 1998, due to the Company's efforts regarding the projects discussed above. Interest expense increased significantly between the same periods primarily due to the issuance of the 15% Convertible Debentures. As more fully discussed in Note 6 to the financial statements, during June 1999, the Company recorded a gain of $243,,779 in connection with the settlement of a lawsuit filed by the Company against the managing underwriter of the Company's proposed 1997 public offering and a gain of $49,550 in connection with the sale of scrap parts to a third party.

Liquidity and Capital Resources

     During the period ended June 30, 1999, the Company used $289,724 of cash in operations compared to $363,501, in the comparable period of 1998. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During 1999, 1998, and 1997, the Company met its liquidity needs primarily from borrowings from stockholders As discussed under Plan of Operations, the Company converted all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and plans to convert the remaining 6.63% notes payable to stockholders to shares of Series B restricted Common Stock of the Company if sufficient funds are not available to repay the notes at maturity ($205,825 mature during the remainder of 1999 and $109,735 mature during 2000). Management plans to meet the Company's liquidity needs during the year ending December 31, 1999 with proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock and from the proceeds from the settlement of the Company's lawsuit against its former underwriter. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent the successful demonstrations of its Technologies, such as the Radford NitRem and New York City ARP projects and the upcoming Colton STORS/NitRem demonstration project.


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


     On October 6, 1998, the Company filed an action in the United States District Court, Eastern District of Arkansas, Western Division, case No. LR-C-98-657 against National Securities Corporation, a wholly owned subsidiary of Olympic Cascade Financial Corporation and Steven A. Rothstein, Individually, and as Chairman of National Securities in connection with purported efforts on the part of the Defendants to underwrite a public offering of securities for the Company. The Complaint alleges breach o contract, promissory estoppel, breach of fiduciary duty and intentional or negligent misrepresentation and seeks compensatory and punitive damages, jointly and severally, against the Defendants. On June 3, 1999, Company signed an agreement with OCC to receive $75,000.00, plus 50,000 shares of OCC common stock and 20,000 vested warrants to purchase OCC common stock to settle the lawsuit the Company brought against OCC and Steven A, Rothstein.


Item 2.  Change in Securities

     None

Item 3.  Defaults Upon Senior Securities

         none

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) Financial Data Schedule on Exhibit 27.

     (b) No other reports on Form 8-K have been filed during the quarter ending June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 13, 1999

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer