Form 10-Q
period 1999-09-30
THERMOENERGY CORP
filed 1999-11-12
CIK 884504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999:

3,554,822 shares of Common Stock, par value $.001 per share

ITEM 1


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                                     September 30,     September 30,
                                                                                                         1999               1998
                                                                                                      (Unaudited)        (Note 1)
                                     ASSETS

Cash - Total Current Assets                                                                         $ 259,995              $ 242,486

Advances to officers                                                                                  556,015                381,015
Accrued interest receivable - officers                                                                 86,815                 49,567
Property and equipment, at cost:
  Equipment                                                                                            14,818                 14,818
  Furniture and fixtures                                                                                4,991                  4,991
  Less accumulated depreciation                                                                       (19,809)              (19,809)
                                                                                                    ---------              ---------

                                                                                                    $ 902,825              $ 673,068


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                                   $  604,872            $   590,903
Accrued interest payable - primarily to related parties                                               347,609                246,671
Deferred compensation                                                                                ,563,488              1,192,779
Notes payable to stockholders (Notes 2 and 5)                                                         286,560                932,900
      Total Current Liabilities                                                                      ,802,529              2,963,253

Convertible Debentures (Notes 2 and 4)                                                              2,199,379                906,000
                              -     -                                                               ---------                -------
      Total Liabilities                                                                             5,001,908              3,869,253

Stockholders' equity (deficit) (Notes 3, 4 and 6):
 Preferred stock, non-voting, $1 par value:
  Authorized - 10,000,000 shares; none issued
 Common Stock, $.001 par value:
  Series A Common Stock; Authorized - 10,000,000
  shares; no shares issued and outstanding
  Series B Common Stock; Authorized - 65,000,000
  shares; September 30, 1999: issued - 3,638,651 shares; outstanding -
  3,554,822 shares; September 30, 1998: issued - 3,486,797
  shares; outstanding - 3,402,968 shares                                                                3,639                  3,487
Additional paid-in capital                                                                          4,503,287              4,334,864
                                                                                                    ---------              ---------
Deficit accumulated during the development stage (8,606,009) (7,534,536)
                                                                                                  (4,099,083)            (3,196,185)
                                                                                                   ----------             ----------
                                                                                                  $   902,825            $   673,068




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                Cumulative
                                                  During
                                                Development
                                               Stage Through             Nine Months Ended                    Three Months Ended
                                               September 30,               September 30,                          September 30,
                                                    1999               1999             1998                 1999              1998
                                                    ----               ----             ----                 ----              ----
                                                 (Unaudited)                 (Unaudited)                            (Unaudited)

Operating Expenses:
  General and administrative                  $  6,468,542        $   725,828        $   435,717        $   190,186      $    90,703
  License and royalties fees                       761,016             83,750             25,000             16,250           25,000
  Travel and entertainment                       1,165,314            128,789             61,448             53,695           26,249
                                                 ---------            -------             ------             ------           ------
                                                 8,394,872            938,367            522,165            260,131          141,952
                                                 ---------            -------            -------            -------          -------

Loss From Operations                           (8,394,872)          (938,367)          (522,165)          (260,131)        (141,952)
                                                ----------           --------           --------           --------         --------

Other Income (Expense)
  Interest income                                  147,738             32,692             22,539             13,901            9,357
  Gain on settlement of lawsuit
    (Note 6)                                       243,779           243,779
  Other                                             49,550            49,550
  Interest expense
                                                  (652,137)          (215,400)          (130,407)           (94,552)        (56,087)
                                                   --------           --------           --------            -------         -------
                                                  (211,070)           110,621           (107,868)           (80,651)        (46,730)
                                                   --------            -------           --------            -------         -------

Net Loss                                      $ (8,605,942)       $  (827,746)       $  (630,033)       $  (340,782)     $  188,682)
                                               ============        ===========        ===========        ===========      ==========


Basic and Diluted

  Per Common Share (Note 4)
    Loss From Operations                      $      (2.22)       $     (0.23)       $     (0.13)       $     (0.06)     $    (0.04)

    Net Loss                                  $      (2.28)       $     (0.20)       $     (0.16)       $     (0.08)     $    (0.05)




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through September 30, 1998 and the Three Months Ended December 31, 1998(Unaudited) and the Nine Months Ended September 30, 1999
                                  (Unaudited)



                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                      Additional         During the
                                                                       Common           Paid-in          Development
                                                                        Stock           Capital             Stage           Total
                                                                        -----           -------             -----           -----

Issuance of stock, January 1988,
  (2,205,762 shares at $.08 per share)                                 $2,206          $ 178,094         $                 $ 180,300

Net loss                                                                                                  (290,483)        (290,483)
                                                                     --------           --------           --------          -------
Balance (deficit), September 30, 1988                                   2,206            178,094          (290,483)        (110,183)

Conversion of $412,000 of debentures
  and accrued interest, September 1989
  (306,335 shares)                                                        306            456,695                             457,001

Net loss                                                                                                  (338,985)        (338,985)
                                                                      --------         --------           --------          --------
Balance (deficit), September 30, 1989                                   2,512            634,789          (629,468)            7,833

Net loss                                                                                                  (255,036)        (255,036)
                                                                      --------         --------           --------          --------

Balance (deficit), September 30, 1990                                   2,512            634,789          (884,504)        (247,203)

Conversion of $63,000 of unsecured
  debentures and accrued interest at 10%,
  March 1991, (44,286 shares)                                              44             70,813                              70,857

Issuance of stock, May - June 1991
  (387,880 shares:  366,630 at $1.60
  per share;  21,250 shares at $.80 per
  share)                                                                  388            603,219                             603,607

Issuance of stock for interest, June 1991,
 (1,375 shares at $1.60 per share)                                          1              2,199                               2,200

Issuance of stock for expenses
  incurred by stockholders, July 1991
  (5,081 shares at $1.60 per share)                                         5              8,124                               8,129

Net loss                                                                                                  (670,179)        (670,179)
                                                                     --------           --------           --------         --------
Balance (deficit), September 30, 1991                                   2,950          1,319,144        (1,554,683)        (232,589)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
         Periods Ended September 30, 1988 Through September 30, 1998 and
          the Three Months Ended December 31, 1998 (Unaudited) and the
                Nine Months Ended September 30, 1999 (Unaudited)



                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                     Additional          During the
                                                                      Common          Paid-in            Development
                                                                      Stock          Capital                Stage          Total
                                                                      -----          -------                -----          -----


Issuance of stock, October - December
  1991 (150,925 shares at $1.60 per
  share)                                                       $       151        $   241,329            $               $   241,480

Shares purchased in rescission offer
  (10,562 shares)                                                      (11)           (16,888)                              (16,899)

Issuance of stock, public offering, August-
  September 1992 (344 shares at $16.00
  per share)                                                             1              5,499                                  5,500

Net loss                                                                                                (562,751)          (562,751)
                                                                  --------           --------           --------            --------

Balance (deficit), September 30, 1992                                3,091          1,549,084         (2,117,434)          (565,259)

Issuance of stock, public offering October
  1992 - September 1993 (92,785 shares
  at $16.00 per share)                                                  93          1,484,457                              1,484,550

Issuance of stock for exercise of stock
  options, May 1993 (2,500 shares at
  $1.60 per share)                                                       3              3,997                                  4,000

Issuance of warrants to stockholder                                                     6,333                                  6,333

Conversion of $103,000 of notes payable
  to stockholders and accrued interest,
  December 1992 (6,438 shares)                                           6            102,994                                103,000

Issuance of stock for consulting
  services, June 1993 (9,375 shares
  at $16.00 per share)                                                   9            149,991                                150,000

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
         Periods Ended September 30, 1988 Through September 30, 1998 and
          the Three Months Ended December 31, 1998 (Unaudited) and the
                Nine Months Ended September 30, 1999 (Unaudited)



                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional        During the
                                                                     Common            Paid-in         Development
                                                                      Stock            Capital            Stage                Total
                                                                      -----            -------            -----                -----

Net loss                                                                 $                  $        $(1,207,921)       $(1,207,921)
                                                                   --------           --------         --------             --------
Balance (deficit), September 30, 1993                                3,202          3,296,856         (3,325,355)           (25,297)

Issuance of warrants to stockholders                                                  226,000                                226,000

Issuance of stock for exercise of stock options
 March 1994 (3,750 shares at $1.60 per share)                            4              5,996                                  6,000

Issuance of stock for exercise of warrants by
  stockholder, August 1994 (3,677 shares at
  at $13.60 per share)                                                   4             49,997                                 50,001

Net loss                                                                                                (767,427)          (767,427)
                                                                  --------           --------           --------            --------
Balance (deficit), September 30, 1994                                3,210          3,578,849         (4,092,782)          (510,723)

Issuance of warrants to stockholders                                                    9,760                                  9,760

Issuance of stock, May 1995 (6,250
  shares at $8.00 per share)                                             6             49,994                                 50,000

Issuance of stock for exercise of
  warrants by stockholder, June 1995
 (6,250 shares at $8.00 per share)                                       6             49,994                                 50,000


 Issuance of stock for expenses, July
  1995 (18,750 shares at $8.00 per share)                               19            149,981                                150,000

Net loss                                                                                                (896,998)          (896,998)
                                                                  --------           --------            --------           --------
Balance (deficit), September 30, 1995                                3,241          3,838,578         (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                                    5,340                                  5,340

Net loss                                                                                                (551,621)          (551,621)
                                                                  --------           --------            --------           --------

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
         Periods Ended September 30, 1988 Through September 30, 1998 and
          the Three Months Ended December 31, 1998 (Unaudited) and the
                Nine Months Ended September 30, 1999 (Unaudited)

                                                                                                        Deficit
                                                                                                       Accumulated
                                                                                     Additional        During the
                                                                     Common           Paid-in          Development
                                                                      Stock           Capital             Stage               Total
                                                                      -----           -------             -----               -----

Balance (deficit), September 30, 1996                          $     3,241        $ 3,843,918        $(5,541,401)       $(1,694,242)

Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                                             50             99,950                                100,000

Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                                           196            390,996                                391,192

Net loss                                                                                              (1,196,036)        (1,196,036)
                                                                  --------           --------           --------            --------
Balance (deficit), September 30, 1997                                3,487          4,334,864         (6,737,437)        (2,399,086)

Net loss                                                                                                (797,099)          (797,099)
                                                                  --------           --------           --------            --------
Balance (deficit), September 30, 1998                                3,487          4,334,864         (7,534,536)        (3,196,185)

Net loss                                                                                                (243,660)          (243,660)
                                                                  --------           --------           --------            --------
Balance (deficit), December 31, 1998                                 3,487          4,334,864         (7,778,196)        (3,439,845)

Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                                     67                                   (67)

Conversion of $130,340 of notes payable to
   stockholders and accrued interest, April
   May and August 1999 (84,254 shares)                                  85            168,423                                168,508

Net loss                                                                                                (827,746)          (827,746)
                                                                  --------           --------           --------            --------
Balance (deficit), September 30, 1999                          $     3,639        $ 4,503,287        $(8,606,009)       $(4,099,083)
                             === ====                          ===========        ===========        ===========         ===========








See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                             Cumulative
                                                                               During
                                                                            Development
                                                                            Stage Through           Nine Months Ended September 30,
                                                                          September 30, 1999           1999                  1998
                                                                          ------------------           ----                  ----
                                                                              (Unaudited)          (Unaudited)           (Unaudited)
Operating activities:
  Net loss                                                                  $(8,605,942)          $  (827,746)          $  (630,033)
  Items not requiring
  (providing) cash:
    Depreciation                                                                 19,809                                        2,123
    Expenses funded by Common
      Stock issuance                                                            596,279
    Other (Note 6)                                                             (215,438)             (218,779)                16,000
  Changes in:
    Advances to officers                                                       (754,998)             (133,000)             (112,650)
    Other receivables                                                           (86,815)              (28,568)              (20,199)
    Accounts payable                                                            734,495               170,312              (184,076)
    Accrued expenses                                                            514,533               215,403                 72,423
    Deferred compensation                                                     1,762,470               281,374                318,232
        Net cash used in
         operating activities                                                (6,035,607)             (541,004)             (538,180)
                                                                             ----------              --------               --------

Investing activities:
  Purchase of fixed assets                                                      (19,808)
  Proceeds from sales of securities (Note 6)                                    218,779               218,779
  Other                                                                          (3,341)
         Net cash used in                                                    ----------              --------               --------
          investing activities                                                  195,630               218,779
                                                                             ----------              --------               --------
Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                                                 2,720,562
  Proceeds from notes payable                                                 1,665,609
  Proceeds from convertible debentures                                        1,760,000               469,000                750,000
  Payments on notes payable                                                    (154,609)
  Other                                                                         108,410
         Net cash provided by
           financing activities                                               6,099,972               469,000                750,000
                                                                             ----------              --------               --------
Increase (decrease) in cash                                                     259,995               146,775                211,820

Cash, beginning of period                                                             0               113,220                 30,666

Cash, end of period                                                         $   259,995           $   259,995            $   242,486
                                                                            ===========           ===========            ===========




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 1999



NOTE 1:  BASIS OF PRESENTATION

On September 21, 1998, the Board of Directors of ThermoEnergy Corporation (the "Company") approved a change in the Company's fiscal year end from September 30 to December 31. A transition report on Form 10-Q for the three months ended December 31, 1998 was filed with the Securities and Exchange Commission in connection with the change in fiscal year end.

The accompanying unaudited financial statements statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended
September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


NOTE 2: NOTES PAYABLE TO STOCKHOLDERS AND CONVERTIBLE
DEBENTURES

During November 1998, the Company's Board of Directors approved the issuance of up to $1,500,000 (an increase of $500,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003. During June 1999, the Company's Board of Directors increased the authorized amount of the Debentures to $2,500,000. The Company issued $50,000 of such Debentures during the three months ended December 31, 1998 and $1,243,379 during the nine months ended September 30, 1999 of which $644,756 were issued in payment of certain of the Company's 10% notes payable to stockholders and related accrued interest and a Debenture in the amount of $129,623 was issued in satisfaction of accounts payable to Battelle Memorial Institute.

The Company's Board of Directors approved the issuance of Series B Common Stock at $2.00 per share in lieu of cash payment of the Company's 6.63% notes payable to stockholders, which had matured, and related accrued interest and the extension of the warrant agreements executed

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 1999


NOTE 2: NOTES PAYABLE TO STOCKHOLDERS AND CONVERTIBLE
DEBENTURES (continued)

in connection  with the note  agreements for an additional  two-year period (see
Note 3). An additional $156,825 of the notes mature during the period October 1, 1999 through December 31, 1999 and the remainder of the notes ($109,735) matures during 2000.

NOTE 3:  COMMON STOCK

In January 1999, the Company issued 67,600 shares of Series B Common Stock to the holders of the 10% notes payable to stockholders in accordance with the related note agreements. The Company issued 84,254 shares of Series B Common Stock to the holders of 6.63% notes payable to stockholders, which had matured during the nine months ended September 30, 1999, in the aggregate amount of $168,508, including $38,168 of accrued interest. On October 5, 1999, the Company issued 25,340 shares of Series B Common Stock in satisfaction of $39,225 of 6.63% notes payable to stockholders plus accrued interest.

During June 1999, the Board of Directors approved executive bonuses for two officers in the form of 150,000 non-qualified stock options to each officer. The options expire in five years and are exercisable at $2.00 per share. Since the exercise price approximates the fair value of the Company's Series B Common Stock, no compensation expense was accrued in the accompanying financial statements.

NOTE 4:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,777,232 shares for the period cumulative since inception through September 30, 1999, 4,148,389 and 4,045,558 shares for the nine-month periods ended September 30, 1999 and 1998, respectively, and 4,178,131 and 4,045,558 shares for the three-month periods ended September 30, 1999 and 1998, respectively.

Warrants to purchase approximately 799,000 shares of Series B Common Stock, stock options for up to 750,000 shares of Series B Common Stock under the 1997 Stock Option Plan and for 300,000 shares for executive bonuses, were not included in the computation of diluted loss per share since the effect would be antidilutive. At September 30, 1999, the Company had issued $2,199,379 of 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 1999



NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and has $156,825 of the 6.63% notes payable to stockholders maturing during the remainder of 1999 and $109,735 of such notes maturing during 2000. Additionally, substantial capital will likely be required to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue up to $2,500,000 of Series 98 Convertible Debentures and to issue Series B Common Stock to the holders of the 6.63% notes payable to stockholders upon maturity. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 1999



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

The Company is the general contractor in connection with a Technology demonstration for the City of Colton, California, which is being funded by a federal grant. The Company has contracted with Foster Wheeler Environmental Corporation ("FWEC") to fabricate, install and operate the demonstration unit. The Company has received funds aggregating approximately $1,800,000 from the City of Colton of which approximately $1,600,000 have been paid to FWEC and other subcontractors. The custodial funds held by the Company pending payment to subcontractors for the project, are maintained in a separate bank account which is not included in the accompanying financial statements.

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

     The Company is the exclusive worldwide licensee for the Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. Another component of the Company's business strategy is to enter into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with WENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company also has joint marketing arrangements with Roy F. Weston, Inc., Dan Cowart Inc., and Mitusi & Co. (U.S.A.) and plans to enter project specific working arrangements when such projects are identified and funding is obtained. (See strategic corporate alliances ). The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS , NitRem or ARP facilities at either a demonstration or commercial facility level and has relied on U.S. Government grants and funding from its strategic partners to fund its demonstration projects.

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

STORS Project

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS/NitRem demonstration project (the "Project") in the San Bernardino area. Subsequently, the United States House and Senate approved ( PL 104-204, September 26, 1996) a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office authorized the EPA's San Francisco office to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the Project. On September 3, 1998, the Company signed an agreement with the City of Colton for the Company to demonstrate its STORS/NitRem technology. The EPA grant will pay for the construction of the demonstration test equipment. At the conclusion of the demonstration project, all right, title and interest to the test equipment shall be vested in the EPA. The Company will not be required to make capital contributions to this project. The Company will not receive any revenues or earnings from this project, but will be reimbursed for administrative and operating costs. Subsequently the Company contracted with Foster Wheeler Environmental Corporation ( See strategic relationships) to fabricate, install and operate the STORS demonstration unit . The design plans for the Project have been completed. The Company is the general contractor on the Project, and, as such, has received approximately $1,800,000 in funds from the City of Colton. Through September 30, 1999, The Company has paid approximately $1,600,000 to subcontractors and other vendors, primarily to FWENC. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the U.S. The demonstration project is scheduled to begin in the fourth quarter of 1999.

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

     The first NitRem commercial scale DSR unit was demonstrated at the Radford Army Ammunition Plant, in Radford, Virginia. The $5,000,000 NitRem demonstration project has been completed and been approved by the Army Armament Research Development Command ("ARDEC"). Pursuant to a purchase order issued by ARDEC, ThermoEnergy engaged Glitsch Process System Inc. (a wholly-owned subsidiary of Foster Wheeler Corporation) to fabricate the NitRem unit. The demonstration unit was delivered to Radford on June 16, 1997 and began testing and processing DoD waste streams July 21, 1997. Under the Company's supervision, this demonstration facility was used to process a number of different hazardous waste streams resulting from the manufacture of explosives, including TNT, DNT, HMX and RDX. This NitRem system WAS been designed as a mobile system in order to process additional waste streams from other Department of Defense sites.

     Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these results, the Company is actively marketing NitRem to the DoD and to private industry.

         New York City Project

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over 4.5 million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allowed the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company decided to demonstrate the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWEC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate relationships). The New York ARP demonstration was successfully completed on December 18, 1998. Based on the data generated during the demonstration and computer modeling for large-scale commercial systems, the economics of the Centrate Ammonia Recovery or (ARP) process are excellent when compared to alternative sources such as steam stripping, hot air stripping and biological nitrogen reduction technologies. Depending on the throughput of the commercial system, on a privatized basis, the cost to the client (municipality) to treat ammonia laden wastes with ARP at the concentrations found in the centrate, would be between 3 cents and 4 cents per gallon, including capital equipment recovery overhead. Based upon the demonstration results, the Company is actively seeking a privatized contract to process New York City's centrate through it's joint venture with FWENC.

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

Plan of Operations

     The Company had planned to use the net proceeds of the proposed public offering to fund it's day-to-day the operations until such time as the Company either made substantial equipment sales or secured a long-term privatized contract. All of the Company's demonstration projects have been funded by grants or by its strategic corporate partners. As discussed in Note 7 of the financial statements included in the Company's annual report of Form 10-K for the year ended September 30, 1998, the managing underwriter of the proposed offering notified the Company in October of 1997 that it would be unable to complete the offering. The Company now plans to use the proceeds from the sale of $2,500,000 of convertible debentures to satisfy the cash requirements of its basic operations for the next year. The Company also plans to repay the remaining 6.63% notes payable ( $266,560) and related accrued interest by issuing shares of Series B restricted Common Stock to the holders of the notes if sufficient funds are not available to repay the notes at maturity. ($156,825 mature during the remainder of 1999 and $109,735 mature during 2000).

         During June, July and August of 1999, the Company issued Series 98, 15% Convertible Debentures in satisfaction of the 10% notes payable to stockholders aggregating approximately $645,000, including accrued interest.

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

Results of Operations

For the nine months ended September 30, 1999, the Company incurred a net loss of $827,746 as compared to $630,033 for the nine months ended September 30, 1998. For the three months ended September 30, 1999, the Company incurred a net loss of $340,782 compared to compared to $188,682 for the three months ended September 30, 1998.

     General and administrative expenses and travel expenses increased during the nine and three-month period ended September 30, 1999, compared to September 30 1998, due to the Company's efforts regarding the projects discussed above. Interest expense increased significantly between the same periods primarily due to the issuance of approximately $1,293,000,of the Company's 15% Convertible Debentures. As more fully discussed in Note 6 to the financial statements, during June 1999, the Company recorded a gain of $243,779 in connection with the settlement of a lawsuit filed by the Company against the managing underwriter of the Company's proposed 1997 public offering and a gain of $49,550 in connection with the sale of scrap parts to a third party.

Liquidity and Capital Resources

     During the period ended September 30, 1999, the Company used $541,004 of cash in operations compared to $538,180 , in the comparable period of 1998. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During 1999, 1998, and 1997, the Company met its liquidity needs primarily from borrowings from stockholders. As discussed under Plan of Operations, the Company converted all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and plans to convert the remaining 6.63% notes payable to stockholders to shares of Series B restricted Common Stock of the Company if sufficient funds are not available to repay the notes at maturity ($156,825 mature during the remainder of 1999 and $109,735 mature during 2000). Management plans to meet the Company's liquidity needs during the year ending December 31, 1999 with proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock and from the proceeds from the settlement of the Company's lawsuit against its former underwriter. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent the successful demonstrations of its Technologies, such as the Radford NitRem and New York City ARP projects and the upcoming Colton STORS/NitRem demonstration project.


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

         None

Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None



Item 4.  Submission of Matters to a Vote of Securities Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Report on Form 8-K

     (a) 10.36 Non Qualified Bonus Compensation Option Agreement for
                  P.L. Montesi
         10.37 Non qualified Bonus Compensation Option Agreement for
               Dennis Cossey
         27.1 Financial Data Schedule.

     (b) No other reports on Form 8-K have been filed during the quarter ending September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 9, 1999

                              THERMOENERGY CORPORATION


                              BY:  /s/ P. L. Montesi
                                 --------------------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer

Exhibit 10.36

                                     OPTION

                               FOR THE PURCHASE OF
                      ONE HUNDRED FIFTY THOUSAND, (150,000)
                       SHARES OF SERIES B COMMON STOCK OF
                            THERMOENERGY CORPORATION

              Incorporated under the laws of the State of Arkansas

         ThermoEnergy Corporation, ( the "Corporation"), desiring to afford an opportunity to P.L. Montesi, (" Grantee") to purchase Series B restricted common stock of the Company to provide the Grantee with bonus compensation, hereby grants to Grantee, and the Grantee hereby accepts, an option to purchase, one hundred fifty thousand, (150,000) shares of Series B common stock (the "Common Stock") ( the "OptionOption Shares") of the Corporation at a price (the "Exercise Price") equal to Two ($2.00) per share, and to receive a certificate or certificates for the Option shares upon the terms and conditions set forth herein, at any time or from time to time, during the period commencing on the date hereof and expiring at 5:00 p.m. on July 25, 2004, upon presentation and surrender to the Corporation at the office of the Corporation, this Option with the exercise form annexed hereto as Exhibit "1" duly completed and executed, and accompanied by payment of the purchase price of each share purchased either in cash or by certified or bank cashier's check payable to the order of the Corporation. This Option is not intended to be and shall not be treated as an incentive stock option under Section 422 of the Internal Revenue Code.

         1. This Option may be exercised at any time and from time to time during the Exercise Period by the registered owner or owners hereof, in whole or in part, for not less than one (1) full share of Common Stock of the Corporation. If this Option is exercised at any time for less than the maximum number of shares of Common Stock purchasable upon the exercise hereof, the Corporation shall issue to the registered owner or owners of this Option a new Option of like tenor and date representing the number of shares of Common Stock equal to the difference between the number of shares purchasable upon full exercise of this Option and the number of shares that were purchased upon exercise of this Option. No fractional shares of Common Stock will be issued upon the exercise of rights to purchase hereunder.

         2. The Corporation covenants and agrees that all shares that may be issued upon exercise of this Option shall, upon issuance, be duly and validly issued, fully paid and nonassessable, and free of all taxes, liens, claims, charges, encumbrances and adverse interests of any nature whatsoever, except only for applicable restrictions under state and federal securities laws with regard to the transferability thereof.

         3. The aggregate number of shares of Common Stock of the Corporation that the Option Holder is entitled to receive upon exercise of this Option is, one hundred fifty thousand, (150,000) shares. The Corporation shall at all times reserve from its authorized and unissued Common Stock and hold available a sufficient number of shares issuable upon exercise of this Option. Unless and until the Option Shares are registered, the Option Shares issued upon exercise of the Option shall be subject to a stop transfer order and the certificate or certificates evidencing such Option Shares shall bear the following legend:

                  " THE SHARES REPRESENTED BY THE CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SUCH SHARES MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT, OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT. SUCH SHARES ARE SUBJECT TO CERTAIN RESTRICTIONS ON TRANSFER CONTAINED IN A OPTION, DATED JULY 1 1999, WHICH IS ON FILE WITH THE SECRETARY OF THE COMPANY"

          4. This Option may not be transferred by the Grantee other than by will or the laws of descent and distributions and may be exercised during the grantee's lifetime only by the Grantee or the Grantee's guardian or legal representative. However, if these Options are not intended to be treated as an incentive stock options under Section 422 of the Internal Revenue Code, it may during the Grantee's lifetime also be transferred to and may thereafter be exercised by members of the Grantee's immediate family, or a partnership whose members include only he Grantee and/or members of the Grantee's immediate family, or a trust for the benefit of only the Grantee and /or members of the Grantee's immediate family; but this Options shall terminate immediately if it has been transferred to a partnership or trust as permitted above and any person who is not a member of the Grantee's immediate family becomes a member of such partnership or beneficiary of such trust. At used herein, the Grantee's immediate family includes only the Grantee's spouse, parents of other ancestors, and children and other direct descendants of the Grantee of the Grantee's spouse (including such ancestors and descendants by adoptions).

         6. If the outstanding shares of stock of the class then subject to this Option are increased or decreased, or are changed into or exchanged for a different number of kind of shares or securities of to other forms of property or rights, as a result of one or more reorganizations, recapitalization, spin-offs, stock split, reverse stock splits, stock dividends of the like, appropriate adjustment shall be made in the number and/or kind of shares or securities or other forms of property or rights for which this Option may thereafter be exercised, all without change in the aggregate exercise price applicable to the unexercised portions of this Option, but with a corresponding adjustment in the exercise price per share or other unit. No fractional share of stock shall be issued under this option of in connection with any such adjustment. Such adjustments shall be made by of under authority of the Corporation's Board of Directors whose determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive.


         7. This Option will be void unless exercised by 5:00 P.M., Central Standard Time, on July 25, 2004. If such date shall in the State of Arkansas be a holiday or a day on which banks are authorized to close, then the Option may be exercised on the next following day which in the State of Arkansas is not a holiday or a day on which banks are authorized to close. This option may be exercised by the Grantee or other person then entitled to exercise it by giving four business days' written notice of exercise to the Corporation specifying the number of shares to be purchased and the total purchase price, accompanied by a check to the order of the Corporation in payment of such price. It the Corporation is required to withhold on account of any federal, state or local tax imposed as a result of such exercise, the notice of exercise, the notice of exercise shall also be accompanied by a check to the order of the Corporation in payment of the amount thus required to be withheld.

         9. No person shall be entitled to the privileges of stock ownership in respect of any shares issualbe upon exercise of the Option, unless and until such shares have been issued to such person as fully paid shares.


         8. This Option may not be redeemed by the Corporation at any time. In witness whereof, the Corporation has caused this Option to be duly executed, by its duly authorized officer, as of the 26st day of JulY 1999.

                            ThermoEnergy Corporation

                         By:/s/ P.L. Montesi, CEO
                            ------------------------
                            P.L. Montesi, CEO





























                                                    EXERCISE FORM

                                                     Exhibit "1"




         The undersigned hereby: (1) subscribes for and offers to purchase ____ shares of Common Stock of ThermoEnergy Corporation, pursuant to the Option dated July 26, 1999 to which this exhibit is attached; (2) encloses payment of $__________ for these shares at a price of two dollars, ($2.00) per share; and
(3) requests that a certificate for the shares be issued in the name of the undersigned or such other name as may be designated in writing by the undersigned and delivered to the undersigned at the address specified below.

         Date:______________________


                          (Please sign exactly as your
                           name appears on the Option)



                                                  ------------------------------


                                                   -----------------------------

                                                  ------------------------------
                           (Address of Option holder)


                         Option holder's social security
                         number ________________________

Exhibit 10.37

                                     OPTION

                               FOR THE PURCHASE OF
                      ONE HUNDRED FIFTY THOUSAND, (150,000)
                       SHARES OF SERIES B COMMON STOCK OF
                            THERMOENERGY CORPORATION

              Incorporated under the laws of the State of Arkansas

         ThermoEnergy Corporation, ( the "Corporation"), desiring to afford an opportunity to Dennis Cossey, (" Grantee") to purchase Series B restricted common stock of the Company to provide the Grantee with bonus compensation, hereby grants to Grantee, and the Grantee hereby accepts, an option to purchase, one hundred fifty thousand, (150,000) shares of Series B common stock (the "Common Stock") ( the "OptionOption Shares") of the Corporation at a price (the "Exercise Price") equal to Two ($2.00) per share, and to receive a certificate or certificates for the Option shares upon the terms and conditions set forth herein, at any time or from time to time, during the period commencing on the date hereof and expiring at 5:00 p.m. on July 25, 2004, upon presentation and surrender to the Corporation at the office of the Corporation, this Option with the exercise form annexed hereto as Exhibit "1" duly completed and executed, and accompanied by payment of the purchase price of each share purchased either in cash or by certified or bank cashier's check payable to the order of the Corporation. This Option is not intended to be and shall not be treated as an incentive stock option under Section 422 of the Internal Revenue Code.

         1. This Option may be exercised at any time and from time to time during the Exercise Period by the registered owner or owners hereof, in whole or in part, for not less than one (1) full share of Common Stock of the Corporation. If this Option is exercised at any time for less than the maximum number of shares of Common Stock purchasable upon the exercise hereof, the Corporation shall issue to the registered owner or owners of this Option a new Option of like tenor and date representing the number of shares of Common Stock equal to the difference between the number of shares purchasable upon full exercise of this Option and the number of shares that were purchased upon exercise of this Option. No fractional shares of Common Stock will be issued upon the exercise of rights to purchase hereunder.

         2. The Corporation covenants and agrees that all shares that may be issued upon exercise of this Option shall, upon issuance, be duly and validly issued, fully paid and nonassessable, and free of all taxes, liens, claims, charges, encumbrances and adverse interests of any nature whatsoever, except only for applicable restrictions under state and federal securities laws with regard to the transferability thereof.

         3. The aggregate number of shares of Common Stock of the Corporation that the Option Holder is entitled to receive upon exercise of this Option is, one hundred fifty thousand, (150,000) shares. The Corporation shall at all times reserve from its authorized and unissued Common Stock and hold available a sufficient number of shares issuable upon exercise of this Option. Unless and until the Option Shares are registered, the Option Shares issued upon exercise of the Option shall be subject to a stop transfer order and the certificate or certificates evidencing such Option Shares shall bear the following legend:

                  " THE SHARES REPRESENTED BY THE CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SUCH SHARES MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT, OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT. SUCH SHARES ARE SUBJECT TO CERTAIN RESTRICTIONS ON TRANSFER CONTAINED IN A OPTION, DATED JULY 1 1999, WHICH IS ON FILE WITH THE SECRETARY OF THE COMPANY"

          4. This Option may not be transferred by the Grantee other than by will or the laws of descent and distributions and may be exercised during the grantee's lifetime only by the Grantee or the Grantee's guardian or legal representative. However, if these Options are not intended to be treated as an incentive stock options under Section 422 of the Internal Revenue Code, it may during the Grantee's lifetime also be transferred to and may thereafter be exercised by members of the Grantee's immediate family, or a partnership whose members include only he Grantee and/or members of the Grantee's immediate family, or a trust for the benefit of only the Grantee and /or members of the Grantee's immediate family; but this Options shall terminate immediately if it has been transferred to a partnership or trust as permitted above and any person who is not a member of the Grantee's immediate family becomes a member of such partnership or beneficiary of such trust. At used herein, the Grantee's immediate family includes only the Grantee's spouse, parents of other ancestors, and children and other direct descendants of the Grantee of the Grantee's spouse (including such ancestors and descendants by adoptions).

         6. If the outstanding shares of stock of the class then subject to this Option are increased or decreased, or are changed into or exchanged for a different number of kind of shares or securities of to other forms of property or rights, as a result of one or more reorganizations, recapitalization, spin-offs, stock split, reverse stock splits, stock dividends of the like, appropriate adjustment shall be made in the number and/or kind of shares or securities or other forms of property or rights for which this Option may thereafter be exercised, all without change in the aggregate exercise price applicable to the unexercised portions of this Option, but with a corresponding adjustment in the exercise price per share or other unit. No fractional share of stock shall be issued under this option of in connection with any such adjustment. Such adjustments shall be made by of under authority of the Corporation's Board of Directors whose determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive.


         7. This Option will be void unless exercised by 5:00 P.M., Central Standard Time, on July 25, 2004. If such date shall in the State of Arkansas be a holiday or a day on which banks are authorized to close, then the Option may be exercised on the next following day which in the State of Arkansas is not a holiday or a day on which banks are authorized to close. This option may be exercised by the Grantee or other person then entitled to exercise it by giving four business days' written notice of exercise to the Corporation specifying the number of shares to be purchased and the total purchase price, accompanied by a check to the order of the Corporation in payment of such price. It the Corporation is required to withhold on account of any federal, state or local tax imposed as a result of such exercise, the notice of exercise, the notice of exercise shall also be accompanied by a check to the order of the Corporation in payment of the amount thus required to be withheld.

         9. No person shall be entitled to the privileges of stock ownership in respect of any shares issualbe upon exercise of the Option, unless and until such shares have been issued to such person as fully paid shares.


         8. This Option may not be redeemed by the Corporation at any time. In witness whereof, the Corporation has caused this Option to be duly executed, by its duly authorized officer, as of the 26st day of JulY 1999.

                            ThermoEnergy Corporation

                            By:/s/ Dennis Cossey
                               --------------------
                               Dennis Cossey, CEO





























                                                    EXERCISE FORM

                                                     Exhibit "1"




         The undersigned hereby: (1) subscribes for and offers to purchase ____ shares of Common Stock of ThermoEnergy Corporation, pursuant to the Option dated July 26, 1999 to which this exhibit is attached; (2) encloses payment of $__________ for these shares at a price of two dollars, ($2.00) per share; and
(3) requests that a certificate for the shares be issued in the name of the undersigned or such other name as may be designated in writing by the undersigned and delivered to the undersigned at the address specified below.

         Date:______________________


                          (Please sign exactly as your
                           name appears on the Option)



                                                  ------------------------------


                                                   -----------------------------

                                                  ------------------------------
                           (Address of Option holder)


                         Option holder's social security
                         number ________________________