Form 10-K
period 1999-12-31
THERMOENERGY CORP
filed 2000-03-30
CIK 884504

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                       Commission File Number 33-46104-FW

                            THERMOENERGY CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                               Title of Each Class
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X].


     As of March 28, 2000, there were 3,802,289 shares of common stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 28, 2000 is explained in Item 5.

                                     PART I

  ITEM 1          BUSINESS

Overview

     The Company is the exclusive worldwide licensee (except for STORS in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute ("BMI"). The Company is also the exclusive owner of a new patent pending clean energy technology. The four Battelle licensed technologies address wastewater problems for municipal and broad-based industrial markets. These technologies include three chemical process technologies known as the Sludge-To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") (TM). The fourth technology, a Dual-Shell Pressure Balanced vessel reactor system, ( the "DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted ( STORS, NitRem, ARP and DSR are collectively referred to as the "Water Technologies"). These technologies represent the state of the art in the processing and treating of municipal, government and industrial wastewater. The Company's clean energy technology , known as the ThermoEnergy Integrated Power System ("TIPS") converts any biomass into electricity without producing any air emissions. TIPS represents the state of the art in converting fossil fuels to energy, and is aimed at competing with conventional energy conversion technologies.

History

     The Company was incorporated in Arkansas on January 19, 1988, under the name Innotek Corporation, at the direction of the Innotek Board of Directors and the majority shareholders of American Fuel and Power Corporation ("AFP"), the original licensee of two of the Company's current technologies. In 1986 AFP executed  the  initial  licensee  agreement  with  Battelle  Memorial  Institute
("Battelle"), the inventor and licensor of STORS to market STORS to the water/wastewater industry. Since AFP's primary business was motor fuel additives and industrial lubricants, AFP eventually determined it was unable to devote the necessary attention and resources to the development of STORS and subsequently transferred the technology license to the Company, under an agreement requiring that 70% (approximately 1,543,750 shares) of the Company's initial outstanding common stock be issued and subsequently distributed to AFP shareholders. The Company subsequently executed a new licensee agreement with Battelle which superseded the previous license agreement between Battelle and AFP. The Company subsequently acquired NitRem, DSR and ARP from Battelle. On December 12, 1996 the Company changed its name from Innotek Corporation to ThermoEnergy Corporation (TM) (See "Certain Relationships and Related Transactions").

     The Company registered 125,000 shares of common stock with the Securities and Exchange Commission on June 24, 1992. The Company subsequently sold 93,129 shares of stock, issued 6,438 shares in satisfaction of notes payable with related accrued interest, and terminated the offering effective January 5, 1994.

STORS Technology

     STORS is a thermochemical process that can convert any biomass, on site, into a burnable fuel oil similar to No. 4 diesel fuel. Management believes that the conversion of biomass (sludge) produced by municipal wastewater treatment facilities world wide represents the single largest market for the STORS technology. Costs for treating municipal sludge and wastewater just in the United States is currently approaching $30 billion annually. Based upon preliminary demonstration data, management believes STORS will not only allow municipal operators to meet or exceed current federal and state air and water quality standards, but when combined with ARP or NitRem, will allow municipal wastewater treatment operators to achieve zero discharge from a regulatory standpoint. Management also believes that the STORS technology will significantly reduce wastewater and sludge treatment facility operating, maintenance and front-end capital costs.

NitRem Technology

     NitRem is a hydrothermal process, similar in operation to the STORS technology, that converts the nitrogenous compounds present in most industrial discharge streams, such as nitrate, nitrites, amines and ammonia, into nitrogen gas (N2). Nitrogen gas is a benign compound displacing 80% of the earth's air supply. The NitRem technology has application in such industries as chemical processing, petroleum refining, petro-chemical, pharmaceutical, textile, food processing, pulp and paper manufacturing, as well as various heavy manufacturing industries. The NitRem technology can also be combined with the STORS technology to process and treat municipal sewage sludge.

     Both the STORS and NitRem process chemistries are conducted in the patented reactor-within-a-reactor equipment, otherwise known as the DSR. Management believes that the unique design of the DSR provides STORS and NitRem with an advantage over competing technologies. (See "General Operations" ).

ARP Technology

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

TIPS Technology

     TIPS converts any biomass, especially fossil fuels, such as coal, gas and oil, into electricity without producing any emissions while simultaneously sequestering the mercury and capturing the carbon dioxide ( CO2) by-products for beneficial reuse. TIPS integrates the combustion of any biomass or fossil fuel and the efficient production of electricity with the recovery of CO2 in liquid form and the elimination of both acid gas and particulate emissions.

     TIPS is a novel approach to power production thermodynamics, mass transfer and heat transfer. TIPS can use air, oxygen, and oxygen enriched air as the oxidant, and any biomass of fossil fuel which can be pumped or injected, and then combusted in a boiler. By changing the combustion and heat transfer process parameters, TIPS recovers the latent heat vaporization from produced water, scrubs out the acids and particulate matter, while its condenses and recovers liquid CO2 as an integral part of the over-all process. Liquid CO2 represents a form of stored energy. This stored energy can then be used to generate power for peak demand periods. Additionally, the United States Department of Energy has various programs identifying other end uses for liquid CO2. The success of DOE's programs depends on the development of a low cost, long-term source of liquid CO2. Management believes that TIPS may potentially be that source. The TIPS technology can be used to economically retrofit existing fossil fuel power plants or used in the construction of new power generation facilities.
Management believes that TIPS has the potential to replace the current conventional coal, gas or heavy oil combustion power generation facilites which contribute significantly to global air quality problem, acid rain and global warming.

Environmental Matters

     Environmental reform efforts have influenced a series of state and federal legislation establishing strict but realistic, environmental standards designed to protect both water and air quality. The impact of this legislation on waste water discharged by municipal and industrial sources and air pollution produced by coal power generating plants and heavy industry has been significant. Plagued by under- capacity and obsolete facilities, publicly owned waste water treatment facilities ("Publicly Owned Treatment Works" or "POTW's") are in need of significant improvements to meet federal and state discharge requirements from legislation such as the Ocean Dumping Ban Act of 1988, the Land Ban Acts, the amended Clean Air Act and rules promulgated thereunder. This legislation, coupled with improvements in chemical detection instrumentation and expanded reporting requirements, have placed rigorous demands on "conventional" waste water treatment and sludge disposal methods and coal power generation currently utilized by municipalities and industry. In addition, interstate compacts, such as the Long Island Sound Agreement and the Chesapeake Bay Agreement, targeted specific waste streams that cause severe ecological damage, ultimately destroying aquatic life ("eutrophication"). The most significant among these pollutants are "nutrients", i.e., nitrogen and phosphate. Known as nutrient loading, the discharge of these compounds into our rivers, lakes or estuaries is a leading cause of eutrophication. Section 320 of the Clean Water Act lists 16 estuaries of national significance that require priority attention, with provisions for additional estuaries to be added in the near future. The economics involved in meeting these new mandates are forcing POTW operators to seek new, alternative treatment and recycling technologies in order to achieve compliance at an affordable cost.

     The Clean Drinking Water Act passed by Congress, in addition to H.R. 1907, which requires municipal authorities to publish, on a regular basis, the contents and quality of the municipalities drinking water has set new and more stringent requirements for municipal drinking water. The Company believes this Act will bring to the attention of the public sector the amount of certain undesirable elements existing in the drinking water provided by the municipal water works, including ammonia and nitrogen. Such attention could result in public pressure on municipal officials to provide drinking water free of contaminants.

     According to the Environmental Business Journal's ("EBJ") Annual Industry Overview, Vol. IX, April, 1996, the US environmental industry reached $180 billion in revenues in 1995, posting a growth of 4.3% over 1994. The four largest of EBJ's fourteen environmental industry segments, in terms of revenues generated by private- and public-sector entities related to environmental infrastructure, are solid waste management, wastewater treatment works, water utilities and resource recovery. These four segments represent 57% of total environmental industry revenues. The single largest sector of this market is waste water treatment works, accounting for $27 billion annually, a market which posted an annual average growth of 7.1% between 1989 and 1995.

     The EPA, in its Needs Survey Report to Congress, 1992, estimated the capital required to meet minimum waste water treatment standards in the United States through the year 2012 would be between $31.3 and $37.4 billion.

     The Clean Air Act, passed by Congress over 30 years ago and administered by the EPA, regulates the content and quality of our air nationwide. In the past 10 years, the EPA has focused major efforts on regulating industries responsible for small-particle air pollution caused by the burning of fossil fuels. Although the world is not running out of energy, it is running out of environmental capacity to absorb, without unacceptable consequences, the effluents of today's fossil-fuel and traditional biomass-energy technologies. Because of the large role of fossil-fuels in the current U.S. and world energy systems, the technical difficulty and cost of modifying power plants to reduce carbon dioxide emissions, and the long times typically required to develop new technologies to the point of commercialization, the "greenhouse-gas-reduction effort" is the most demanding of all of the looming energy challenges to national and international energy R&D efforts.

     World energy demand is projected to increase by more than 50 percent over the next 20 years as the developing world begins to truly develop. Fossil fuels will remain the world's overwhelmingly dominant energy source, with coal comprising 69 % of the worlds fossil fuel reserve. Natural gas accounts for 14% and imported oil, 17%. The energy content of recoverable US coal is about 275 billion tons. Every ton of coal that America can convert to energy saves the U.S. 3.8 barrels of imported oil. Thus, new technologies dealing with the conversion of fossil fuels, particularly coal, are vitally important to the economic security of the U.S. and the electric utilities. Coal will be a critical factor to America's continued success in the 21st century. The Company believes that TIPS could make the critical difference to the nation's energy needs.

     The June, 1999 study published by the President's Committee of Advisors on Science and Technology reports that a "business as usual" energy future, without rapid technological innovation and increased cooperation to diffuse the results worldwide, would be problem-plagued and potentially disastrous. Based on "business as usual" assumptions, the Report estimates worldwide capital investments in energy supply to be in the range of $12 to $19 trillion in 1997 dollars for the period 1990 to 2020, and $17 to $34 trillion in 1997 dollars for the period 2021 to 2050, with about half of the total investments required in the developing countries. Market pressures are forcing firms in energy industries to scale back their long-term research and development to meet energy needs, while the economics involved in meeting these new mandates are forcing utility company operators to look for new technologies in order to achieve compliance at an affordable cost. Management believes that TIPS is the new technology that will not only achieve or exceed current compliance levels, but will do so at a cost that will be less than the "business as usual" assumptions.

     Although the Company can neither predict its share of the capital expenditures for improvements by the wastewater and sludge treatment markets and the energy market, nor predict the growth in such markets, the Company believes that such improvements and growth could include both its clean water and clean energy Technologies. The Company's ability to penetrate these markets depends on
1) successfully commercializing one or more of the technologies subsequent to a successful technology demonstration as discussed below, 2) fully developing the TIPS technology and 3) fully executing its marketing plan.

     From a competitive standpoint in the wastewater and sludge treatment markets, the lower capital requirements for an ARP or STORS/NitRem waste water treatment facility make it an attractive option for municipalities, such as New York City and the San Bernadino Valley Water District ( See New York City and Colton project.). The top 60 municipal waste water treatment markets account for approximately 80% of all the sewage sludge generated annually in the United
States. The Company believes these markets are excellent privatization candidates where the Company could build, own and operate the waste water facilities for the municipality over a contracted period (usually 20 years). These contracts, known as "take or pay" agreements, would call for the local municipal government to pay the Company on a per dry ton per day through-put basis. The Company estimates that these 60 markets will produce approximately 8 million dry tons of sludge per year at a current average internal cost rate in excess of $550 per dry ton or an equivalent of $4.4 billion annually.

     As for a competitive standpoint in the clean energy market, the Company believes TIPS will gain wide market acceptance and will meet or exceed any current EPA clean air requirements because TIPS produces no air emissions when converting fossil fuels to energy.

Business Strategy

     The Company has completed NitRem/DSR, and ARP demonstration projects and anticipates having a STORS demonstration project operating in the first quarter of 2000. The Company will not be required to make capital contributions to this project and will not receive any revenues or earnings from these demonstration projects. The Company will be reimbursed for administrative and operating costs from the STORS demonstration project.

     In October 1994, the Company and Sam Houston State University, doing business as the Texas Regional Institute for Environmental Studies ("TRIES"), signed an agreement to undertake a demonstration project to evaluate the nitrogen removal process and NitRem's ability to economically and safely treat residual water streams produced from the manufacture of various explosives, such as trinitrotoluene ("TNT") redwater, DNT contaminated wastewater, and various RCRA waste streams within the Department of Defense industrial base and the Department of Defense Commercial Facilities. TRIES holds the contract with the DoD, Department of Army, and the Company has subcontracted with TRIES for the project. The NitRem DSR unit was delivered to the project site, Radford Army Ammunition Plant, Radford, Virginia, in June 1997 and began July 21, 1997. Testing and processing of the DoD RAPP test material was concluded on September 5, 1997. The Company has received the final test results and report from TRIES. Preliminary results indicate that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these preliminary results, the Company anticipates marketing NitRem to the DoD. See "Business - NitRem Removal Demonstrations - United States Department of the Army NitRem Demonstration."

     In July 1996, the Company signed a No Cost Test Agreement ("New York Agreement") with the City of New York, Bureau of Clean Water - Department of Environmental Protection . The purpose of the New York Agreement is to allow the City of New York to evaluate the Company's nitrogen removal processes, including NitRem and any other nitrogen removal process the Company may acquire, and its ability to satisfy the City of New York's nitrogen removal requirement imposed on the City of New York by new federal and state wastewater discharge standards. Successful laboratory and pilot plant results from testing actual samples of New York City's centrate discharge led to the design of this demonstration project.

     The Company chose to demonstrate the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with Foster Wheeler Environmental Corporation ("FWENC") to provide up to $500,000 of funding necessary to demonstrate the ARP technology and to design, fabricate and operate the ARP pilot plant. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through ThermoEnergy Environmental Corporation, a joint venture with FWEC. This is the first collaborative effort between the Company and FWENC. See "Business - Nitrogen Removal Demonstrations - New York City ARP Demonstration".

     In September  1996,  Congress  appropriated  $3,000,000  for use by the San
Bernardino Valley Water District ("SBVWD") for the design, construction and operation of a large-scale STORS wastewater treatment demonstration facility. In March, 1998, the SBVWD selected the City of Colton, California to host the STORS demonstration project. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings. The Company will be reimbursed for administrative and operating costs for this project. The design plans for the STORS project have been completed. The Company anticipates subcontracting with FWENC to fabricate, install and operate the STORS demonstration unit. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the US. The demonstration project is scheduled to begin in the first quarter of 2000.

     The TIPS technology will be further developed to primarily compete with coal power generation facilities that have been the recent subject of enforcement actions by the United States Department of Justice and the EPA for violations of the Clean Air Act. In order to expedite the advancement of the TIPS technology, the management is working toward establishing a consortium of corporate partners to design, build and test a prototype burner and exhaust train. This data will provide the basis to analyze process economics, determine size and scale of market, as well as provide a detailed design for a large-scale demonstrations plant. This strategy is consistent with the Company's overall business strategy to establish joint ventures or other collaborative working arrangements with larger, more established companies currently operating in the Company's targeted markets. The Company intends to enter into these relationships to (i) effect direct sales of equipment and services to government or industrial users, (ii) sublicense the technologies to industrial users, or
(iii) to build, own and operate municipal and/or industrial waste water treatment facilities and electric power generation facilities.

     On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with FWENC of Livingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC and has granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural production facilities. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be engaged through TENC.

     The Company also has joint marketing arrangements with Dan Cowart, Inc., and Mitsui & Co. (USA.), Inc. and plans to enter project specific working arrangements when such projects are identified and funding is obtained. The Company seeks to identify potential joint venture partners to demonstrate and market TIPS technology. See "Business - Strategic Corporate Relationships".

     Although the Company believes that it will be able to enter into additional working arrangements with additional strategic partners and, if the demonstration projects are successful, be awarded sales and/or service contracts based on the Technologies, there can be no assurance that any of these discussions will result in working arrangements, demonstration project contracts, or contract awards, or that such agreements or contracts will result in revenue for the Company. Even if a demonstration project is successfully completed, there can be no assurance that the Company will be awarded commercial contracts for such a project. Even if such contracts are awarded, neither STORS, NitRem, ARP DSR nor TIPS have ever been utilized on a large-scale commercial basis, and there is no assurance that either STORS, NitRem, ARP, DSR or TIPS will perform successfully on a large-scale commercial basis or that it will be profitable to the Company. There can also be no assurance that either STORS, NitRem, ARP, DSR or TIPS will not be superseded by other competing technologies.

General Operations

     The Company is engaged in the development of clean water and clean energy technologies (the "Technologies"). STORS, a thermochemical process for converting sewer sludge to fuel; NitRem, the process of aqueous phase destruction of nitrates, nitrites, ammonia in amines; ARP, a process designed to recover ammonia from dilute waste streams and convert it to either N2 or ammonium sulfate; and the DSR constitute the Company's suite of clean Water Technologies. Although the STORS technology is generally focused at the municipal waste water treatment market, and the NitRem technology is generally focused at the hazardous waste disposal market, the two technologies work together. NitRem is used to eliminate the ammonia stream and biological oxygen demand for the waste water that is discharged by the STORS process. ARP's primary market is municipal wastewater and wastewater discharge from concentrated animal farming operations. The Company has recently engaged in the development of TIPS, a clean energy technology, for converting fossil fuels to energy without any air emissions.

     The Company has pursued its development and commercialization of the Technologies through direct marketing to potential end-users as well as through strategic relationships with Battelle, the primary developer of the Water Technologies, and Foster Wheeler USA Corporation, an international engineering and construction company. The Company has License Agreements with Battelle, and relies on Battelle to perform a majority of the research for the Company on its Water Technologies. The Company filed a patent application January 14, 2000, with the US Patent and Trademark Office for TIPS and will rely on its own resources and that of strategic partners in the energy business to develop this technology.

     The License Agreements with Battelle grant ThermoEnergy an exclusive license to make, use and/or sell the Water Technologies worldwide, except for STORS in Japan. ThermoEnergy is required to pay royalties to Battelle based on the volume of waste processed through commercialized technologies or the direct sales of DSR equipment. Pursuant to the terms of the License Agreements, the Company had until January 31, 1998 to commercialize either STORS or NitRem or the DSR. "Commercialization" as defined in the License Agreement is the construction and continuous operation of at least one facility with the capacity of ten dry ton equivalent or 1,000 gallons of liquid per day including a full scale demonstration facility. This requirement was fulfilled with the successful demonstration of the Radford Army Ammunition Project for the Department of Defense. Pursuant to the License Agreements, Battelle continues to reserve rights in the Technologies for research and development purposes. See "Recent Developments".

     A Japanese corporation, Japan Organo, Inc. ("Organo") successfully built and operated a large-scale demonstration STORS facility in a Tokyo suburb between 1992 and 1996. Other than to confirm that the STORS process works on a large-scale basis, this operation has no connection to the Company, and there are no plans to work with Organo on this or any future STORS facility. However, Organo has, in the past, allowed Battelle and the Company to bring potential clients to the site to view the operation and talk directly to their operating engineers. In addition, Organo continues to publish in relevant trade journals a significant amount of operational data generated through the operation of the large-scale demonstration plant. The Company has the exclusive worldwide rights to STORS, except in Japan. The Company has the exclusive worldwide rights, including Japan, to NitRem, ARP and the DSR. The Company is currently negotiating with Mitsui & Co., Ltd. to market both the NitRem process and the Dual-Shell Reactor system in Japan. Mitsui is not related to Organo. Although the Company has an exclusive License Agreement with Battelle on the STORS technology, STORS is not a patentable technology. Organo, which originally sponsored the Battelle STORS research, has continued its own research in STORS technology for the Japanese market.

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

     The Company will employ conventional separation techniques standard in similar industries. The oil fraction will be siphoned off and sent to a holding tank. The water fraction will be returned via a dedicated pipeline to the front-end of the wastewater treatment plant to be processed utilizing standard industry practices. The char by-product will be handled in one of two ways. If the incoming sewage sludge feedstock contains relatively small percentages of toxic materials (e.g. cadmium, mercury, PCB's, etc.) then the char can potentially be used as a stand-alone fuel source (for example in a cement kiln) or mixed with the oil fraction and used as a fuel source for industrial furnaces or incinerators. However, if the percentage of toxic materials in the influent exceeds regulatory limits then the char can be grouted in cement blocks utilizing conventional methods and landfilled. Both methods of char disposal will be tested on the Colton STORS demonstration project scheduled for the first quarter of 2000.

     A retrofit STORS physical municipal waste water plant, which is an existing plant to which the Company adds the STORS technology, will consist of one or more reactor units, supported by ancillary equipment, including pumps, holding tanks, valve, computerized controls, heat exchangers and centrifuges. A retrofit of a small STORS facility, e.g. 20 million gallons per day, is projected to cost approximately $8 million. A large scale facility, capable of handling 500,000,000 gallons per day or greater, has a projected cost range of $65,000,000 to $100,000,000 depending on specific site conditions and sludge constituency (i.e. % of industrial vs. residential, % metals, etc.).

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

     To sell a full scale commercial STORS waste water treatment system to a municipality, a demonstration plant must be built at and integrated with a working waste water treatment facility and operated for a long enough period of time to generate engineering data sufficient for the initiation of construction of a full scale commercial system. This requires a "host" city willing to join with the Company and Battelle in such a project and participate by contracting to have a STORS system located at one of its waste water treatment facilities. See "Recent Developments".

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

     NitRem can process a wide variety of waste streams from such industries as food processing, oil refining, petrochemical and chemical processing, pulp and paper processing, pharmaceuticals, nuclear materials production, textile manufacturing, explosives and energetics manufacturing and heavy manufacturing

     All  STORS  and  NitRem  facilities  will  utilize  the DSR as the  primary equipment to process all waste streams addressed by these two process chemistries. The DSR utilizes standard off-the-shelf materials, part and/or ancillary components, including the reactor shell and insert, pumps, pipes, valves, computer hardware, operations and diagnostic software. The uniqueness of the technology lies in the combination of the chemistry and the configuration of the process layout to produce the desired results. There are no raw materials used in the fabrication of STORS or NitRem facilities, which are fabricated from inventoried parts and components purchased direct from manufacturers or suppliers.

     STORS and NitRem facilities are very similar in design to existing synthetic fuel, oil refining and chemical process facilities employed on a large-scale by major corporations worldwide. The design of these existing facilities can be readily modified to accommodate the STORS and/or NitRem process differences.

     Operating labor represents the single largest operating and maintenance cost of a STORS or NitRem operating facility, accounting for approximately 10% to 30% of the operating cost, depending on the size of the facility. Like any chemical process or refinery operation, the economy-of-scale is directly proportional to the size of the facility (i.e., the larger the facility, the lower the per unit cost to process). Throughput capacity is determined by reactor size. The demonstration projects will determine the optimum reactor size. Thereafter, the volume of the waste stream will determine the number of reactors necessary for any given flow in either a STORS or NitRem processing facility.

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

     STORS will be primarily marketed to the municipal waste water treatment industry. The Company believes that the municipal waste water treatment market represents 90% of the long-term market potential for STORS, and represents $4.4 billion annually. Management further believes by using smaller size STORS and NitRem plants, POTWs will be able to handle the same flow capacity with lower capital and operating costs. In addition, management believes the STORS/ARP combination facility goes further than other technologies to solving the total waste problems faced by a waste water facility. For example, the Company believes that STORS and ARP offer POTWs a more cost-effective basis for advanced wastewater treatment, allowing the recovery and reuse of water processed through the waste water treatment plant with a minimal amount of processing. STORS removes nitrogen, heavy metals, phosphorus, many toxic compounds and produces a high energy fuel. Industrial wastewater often poses the same issues as does municipal wastewater

     A review of the regulatory and technical situation for industrial discharges was presented in the industry journal "Chemical Engineering" in June of 1992: Part 1- New Environmental Regulations Pose Challenges for Industry, and
Part 2 - A Guide to Industrial Pretreatment. The review demonstrates the diversity of wastewater issues faced by industrial facilities, and it is clear that the best solution will vary by industry and even by facility. However, management believes that there are many situations where either a robust technology, insensitive to pollutant concentrations and solids content, or a high destruction efficiency will be required. These situations will often become sales opportunities for the Company.

     ARP is a patent-pending process designed to recover ammonia from dilute waste streams. The removed and concentrated ammonia can thereafter be converted to nitrogen (N2) or recovered as a salt, such as ammonium sulfate (NH2)2SO4), packaged and sold worldwide as a commercial grade fertilizer. ARP's primary market is municipal wastewater treatment and treating wastewater discharge from concentrated animal farming operations, such as in the dairy, beef, poultry or pork industry. As a nitrogen/ammonia recovery technology, ARP is adaptable to greenfield projects as well as for retro-fitting existing wastewater treatment facilities for virtually any size population base. The capital cost of an ARP facility can range from $1,500,000 to $80,000,000 and has a market potential of 500 municipalities world wide, through privatization or direct equipment sales. The ARP technology was sublicensed to TENC on September 9, 1998 for worldwide municipal and agricultural livestock production facilities for the purpose of jointly developing, marketing and utilizing the ARP technology. (See "Certain Relationships and Related Transactions")

     Unlike NitRem, which destroys ammonia and other nitrogenous compounds, ARP removes and reuses the ammonia from municipal, industrial and agricultural wastewater. Over the past decade, the ever increasing levels of nitrogen/ammonia being discharged to our nations fresh water resources has reached alarming proportions. Excess nitrogen/ammonia concentration results in the acceleration or eutrophication, or the starvation of oxygen in water. When phosphorus is added to the equation, the result is know as "nutrient loading". For the first time, the US EPA is preparing to establish federal guidelines limiting the levels of nutrient loading for industrial and municipal wastewater discharge. Currently operating municipal wastewater treatment facilities require advance treatment processes to oxidize excess ammonia to nitrites (nitrification) and, ultimately, to nitrogen gas, (denitrification), prior to the release of treated water to surface streams. Given the expensive nature of current treatment methods there is significant interest in the development of cost effective, alternative nitrification /denitrification technology. ThermoEnergy's new Ammonia Recovery Process (ARP) is a new state of the art system that addresses many of the shortcomings of current treatment methods.

     ARP requires little space, significantly lowers front-end capital costs as well as variable (operating) costs. ARP not only effectively removes nitrogen/ammonia from the discharge stream, it converts this liability into an asset in the form of ammonium sulfate; a commercial grade fertilizer that can be sold in worldwide markets. In addition, the utilization of ARP as existing wastewater treatment facilities can potentially increase an existing wastewater treatment plant's throughput capacity up to 25%.

     The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS , NitRem or ARP facilities at either a demonstration or commercial facility level. The Radford Army Ammunition Plant and the New York City demonstration projects were funded by the US Army and Foster Wheeler, respectively. The Colton STORS Project will be funded by the US EPA. Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for commercial and/or demonstration facilities of either the STORS, NitRem or ARP technologies.

     Until large-scale STORS demonstration facilities have been constructed, it is not possible to accurately estimate capital costs needs for a STORS facility. Capital needs can only be approximated at plus or minus 20% by an engineering firm with experience and expertise in the chemical processing industry. The Company believes that the large-scale Colton demonstration project will provide the data necessary to determine the costs of and efficiencies of the STORS technology. ( See " STORS Demonstration").

     With regard to the Company's NitRem technologies, the large-scale demonstration facility at the Radford Army Ammunition Plant and operated for a sufficient period of time to produce operating data which the Company believes it can rely upon in approximating capital needs for a NitRem facility. See "Nitrogen Removal Demonstrations".

     With regard to the Company's ARP technology, the large-scale demonstration facility at the New York City Staten Island Wastewater Treatment facility operated for a sufficient period of time to produce operating data which the Company believes it can rely upon in approximating capital needs for an ARP facility. See "Nitrogen Removal Demonstration ".

     The Company has been granted patent pending status for TIPS by the US Patent and Trademark Office. In order to expedite the advancement of the TIPS technology, management is working toward establishing a consortium of corporate partners to design, build and test a prototype burner and exhaust train. This data will provide the basis to analyze process economics, determine size and scale of market, as well as provide a detailed design for a large-scale demonstrations plant. Management has further developed and implemented an aggressive commercialization strategy which calls for building and operating a large-scale demonstration plant by 2003. If successful, management anticipates building a full-scale commercial plant by 2005 to 2008. The successful development of TIPS depends on the ability of the Company to attract a consortium of partners who possess the necessary skills and financial ability to exploit the full potential of TIPS.

Recent Developments

     The Company plans to continue its commercialization efforts during the next fiscal year for the STORS/DSR, NitRem and ARP technologies within their target markets, i.e., municipal sludge/waste water treatment, private industry water/wastewater treatment and hazardous waste disposal and the same for DoE and DoD markets. The Company seeks to identify prospective joint venture partners to fund a full scale TIPS demonstrations and thereafter market this technology to utility and power companies worldwide. The Company is not required to make capital contributions to the following projects and although the Company will be reimbursed for administrative and operating costs, it will not receive any revenues or earnings from these demonstration projects.

                              STORS Demonstration

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS demonstration project in the San Bernardino area. Subsequently, the United States House and Senate approved, in PL 104-204, September 26, 1996, a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office has authorized the EPA's San Francisco office, to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the STORS demonstration project. The Company will not be required to make capital contributions to this project and the Company will not receive any revenues or earnings. The Company will be reimbursed for administrative and operating costs for this project. The design plans for the STORS project have been completed. The Company anticipates subcontracting with FWENC to fabricate, install and operate the STORS demonstration unit. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the US. The demonstration project is scheduled to begin in the first quarter of 2000 .

     The EPA continues to maintain discretionary control over the disbursement of the $3,000,000 federal grant discussed above. While it is currently the EPA's intention to disburse the funds for the SBVWD project, it is possible that the EPA, in its sole discretion, may redirect these funds for use on a full-scale STORS demonstration project in another EPA region.

                        Nitrogen Removal Demonstrations

     The Company has completed two full scale nitrogen demonstration projects, each of which were a pre-requisite to selling an ARP or NitRem unit for commercial use by municipality, industrial or the DoD . The NitRem demonstration was completed in September 1997 at the Radford Army Arsenal in Radford, Virginia and the ARP demonstration was completed in December 1998 at New City's Staten Island Wastewater Treatment facility.

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

           United States Department of the Army NitRem Demonstration

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

     The first NitRem commercial scale DSR unit was demonstrated at the Radford Army Ammunition Plant, in Radford, Virginia. The $5,000,000 NitRem demonstration project was approved by the Army Armament Research Development Command ("ARDEC"). Pursuant to a purchase order issued by ARDEC, ThermoEnergy engaged Glitsch Process System Inc. ( who was a wholly-owned subsidiary of Foster Wheeler Corporation) to fabricate the NitRem unit. The demonstration unit was delivered to Radford on June 16, 1997 and began testing and processing DoD waste streams on July 21, 1997. Under the Company's supervision, this demonstration facility was used to process a number of different hazardous waste streams resulting from the manufacture of explosives, including TNT, DNT,HMX and RDX. This NitRem system has been designed as a mobile system in order to process additional waste streams from other Department of Defense sites.

     Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these preliminary results, the Company anticipates marketing NitRem to the DoD.

                        New York City ARP Demonstration

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated ammonia discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over three million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allows the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company has decided to demonstrate the capabilities of its newly acquired ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWENC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate relationships).

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

                      ThermoEnergy Integrated Power Systems

     In order to expedite the advancement of the TIPS technology, management is working toward establishing a consortium of corporate partners to design, build and test a prototype burner and exhaust train. This data will provide the basis to analyze process economics, determine size and scale of market, as well as provide a detailed design for a large-scale demonstration plant. Management has further developed and implemented an aggressive commercialization strategy which calls for building and operating a large-scale demonstration plant by 2003. If successful, management anticipates building a full-scale commercial plant by 2005 to 2008. The successful development of TIPS depends on the ability of the Company to attract a consortium of partners who possess the necessary skills and financial ability to exploit the full potential of TIPS.

Strategic Corporate Relationships

     In September 1994, the Company and Foster Wheeler USA Corporation executed a non-binding Worldwide Marketing Agreement whereby both companies have agreed to jointly market, develop and commercialize the Technologies on a non-exclusive basis. The companies have agreed in principle to work together to develop marketing strategies, identify potential projects and develop joint proposals. The agreement contemplates that when a potential project is identified, the Company will provide Foster Wheeler USA Corporation with the necessary process and design information, and Foster Wheeler USA Corporation will design, procure and construct the required processing facilities for any contracts awarded. Under the agreement, each party is subject to confidentiality obligations. The initial term of the agreement is ten years and the agreement will be automatically extended in three-year periods thereafter. The agreement may be terminated by the mutual agreement of the parties. The Company and Foster Wheeler USA Corporation are working on a marketing strategy for private sector business, initially targeting the pharmaceutical, pulp and paper and petrochemical industries in the US and Europe. In addition, the Company and Foster Wheeler USA Corporation have begun a joint marketing effort within the Department of Navy Surface Systems Command.

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

     In March 1996, the Company entered into a Marketing Agreement with the Atlanta based Dan Cowart, Inc. ("DCI") to market, develop and commercialize the Technologies in Georgia and Florida. DCI is a multi-discipline construction and development firm for large scale real estate projects. Under the agreement, the Company has granted DCI the exclusive right to exploit any and all applications of the Technologies for municipal, local governmental and real estate development markets in Georgia and Florida, and the nonexclusive right to exploit any and all applications of NitRem for industrial markets in Georgia and Florida. The agreement contemplates the formation of a joint venture between the companies to construct and operate future projects. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. The Company will derive revenue upon the sale of a STORS DSR or NitRem DSR unit to an end-user, and fees associated with the operation of such projects. DCI is to be paid a one time success fee of 62,500 warrants convertible into 62,500 shares of ThermoEnergy Series B Common Stock, exercisable within ten years from the date of granting the warrants at a price of $2.00 per share, within 90 days upon the signing of an agreement with a target customer to purchase or utilize any of one of the Technologies. The agreement is for a term of ten years and requires DCI to produce a contract for a project by March 28, 1998 to retain exclusivity. Thereafter, the contract can be terminated by either party upon one month's written notice and DCI's rights to the Technologies in Georgia and Florida would become nonexclusive. To date, no contracts have been signed. The Company has developed a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with the Company and Battelle to work on scheduling meetings with municipal and state waste water authorities in Georgia and Florida. Currently, no specific projects are being negotiated.

     In October 1996, the Company entered into a non-binding Memorandum of Understanding ("MOU") with Foster Wheeler Environmental Corporation and Mitsui & Co. (USA.), Inc. ("Mitsui") regarding potential water and waste water projects in Brazil, Mexico and Peru. The purpose of the MOU is to set forth the likely roles of the companies in connection with any business involving the Technologies. As contemplated by the MOU, ThermoEnergy Corporation would provide the rights to use the Technologies for projects jointly developed in Brazil, Mexico and Peru, Foster Wheeler Environmental Corporation would, upon contract awards, design, construct and, possibly, operate the Technologies at the identified projects, and Mitsui would gather information regarding opportunities, identify projects, and, possibly, seek to arrange financing for various projects. The participants have held several meetings pursuant to the MOU to discuss possible projects.

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

     The Company anticipates that its primary markets fall into two basic categories: remediation, or environmental clean-up of prior contamination, and waste minimization, or pollution prevention. Both market segments will include the disposal of a wide variety of waste streams, many of which contain toxic and/or hazardous constituents. These two primary markets will consist of three categories: municipal, federal agencies, and industry. The municipal markets will involve the STORS. NitRem and ARP technologies for the process and treatment of municipal waste water. Work for federal agencies will almost exclusively utilize the NitRem technology to process a wide variety of waste streams for the Departments of Defense (DoD) and Energy (DoE). DoD and DoE work will involve both remedial and waste minimization efforts. The Company has completed tests on DoD wastes utilizing the NitRem pilot plant located at the Radford Army Ammunition Plant in Radford, Virginia. As a result of these tests, the Company formed TENC with Foster Wheeler Environmental Corporation to pursue contracts with DoD to dispose of (i) munitions residuals resulting from the manufacture of explosives, (ii) rocket propellants, torpedo propellants, chemical/biological weapons, and excess toxic and hazardous ship wastes. Projects where the Company's NitRem technology could benefit DoE are remedial in nature, e.g. the clean-up of aqueous radio nuclides resulting from the production of radioactive materials for nuclear weapons over the past sixty years. Management has identified sites where it believes that NitRem could prove useful, including Hanford, Washington, Savannah River site, South Carolina, and Mound, Ohio.

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

Research and Development

     Research and development activities with respect to STORS, NitRem and ARP are ongoing and are generally conducted by Battelle. The Company conducted no research and development activities for the Company for the year ended December 31, 1999. Payment under licenses expenditures for the Company were $65,000, $65,000, and $40,000 for the years ended December 31, 1999 and September 30, 1998 and 1997.

Employees

     As of December 31, 1999, the Company had a total of 3 employees, Two full-time: the Chairman and Chief Executive Officer and the President and one Part-time: Executive Vice President and Senior Vice President of Corporate Technology. All of the Company's employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located 323 Center Street, Suite 1300 space in Little Rock, Arkansas where the Company leases approximately 1200 square feet of from an unaffiliated third party under a month to month lease. The Company leases approximately 500 square feet of space on a month to month basis at 3100 George Washington Way, Suite 153 in Richland, Washington from Sunna Corporation. Alex Fassbender, the Company's Executive Vice President is an officer and shareholder of Sunna Corporation. The lease arrangement is no more or less favorable than terms the Company could acquire from and unaffiliated third party. In the event either of the Company's lease's are not extended or renewed the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays.

ITEM 3. LEGAL PROCEEDINGS


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

     On June 3, 1999, the Company signed an agreement with OCC to receive $75,000.00, plus 50,000 shares of OCC common stock and 20,000 vested warrants to purchase OCC common stock at $4.00 per share to settle the lawsuit the Company brought against OCC and Steven A. Rothstein. See Note 10 of Notes to Financial Statements for additional information.

ITEM 4. SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the Company's common stock. No dividends have been declared by the Company since inception.

     The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value, of which 10,000,000 shares are designated as Series A Common Stock and of which 65,000,000 shares are designated Series B Common Stock. In addition, the Company's authorized capital stock consists of 10,000,000 shares of Series Preferred Stock, $1.00 par value ("Preferred Stock"). As of March 28, 2000, there were no shares of Series A Common Stock issued and outstanding, 3,799,789 shares of Series B Common Stock outstanding and no shares of Preferred Stock issued and outstanding.

     As of March 28, 2000 the number of record holders of the Company's Series B Common Stock was 1208.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto set forth in this Annual Report on form 10-K.

Cumulative during
Development state                          December 31,                                         September 30,
-----------------                     ----------------------                ------------------------------------------------
December 31, 1999                     1999           1998 (2)               1998           1997          1996           1995
----------------------------------------------------------------------------------------------------------------------------
Net loss (1) ($8,978,988)      $(1,200,792)     $(243,660)(3)          $(797,099)   $(1,196,036)    $(551,621)     $(896,998)
----------------------------------------------------------------------------------------------------------------------------
Total assets                       798,036        594,482                673,068        349,911       173,333        125,215
----------------------------------------------------------------------------------------------------------------------------

Basis and
Diluted net
Loss per
Common share    (2.37)                (.29)          (.06)(3)               (.20)          (.31)         (.15)          (.24)
----------------------------------------------------------------------------------------------------------------------------

(1) To date, the Company has not derived any significant revenues from operations. See Note 9 of Notes to Financial Statements for management's consideration of going concern matters.

(2) See Note 13 of Notes to Financial Statements for unaudited financial information for the three months ended December 31, 1997.

(3)  Three month  transition  period due to the Company's  change in fiscal year end.
     ---------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is the exclusive worldwide (except STORS in Japan) licensee for four clean water environmental technologies developed by Battelle Memorial Institute ("Battelle") and the exclusive owner of a clean energy technology for which it has filed a patent. The four Battelle licensed technologies are primarily aimed at solving waste water problems for broad-based markets. These technologies include three chemical process technologies known as the
Sludge-To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") (TM). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor ("DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (collectively, STORS, NitRem, ARP and DSR are referred to as the " Water Technologies"). The Company's applications of the Water Technologies eliminate damaging organic and nitrogenous contaminants from municipal, DoD and industrial waste streams. On January 14, 2000 the Company filed a patent application with the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. TIPS chemically converts the energy in fossil fuels, such as coal, gas and oil without producing any air emissions while simultaneously sequestering the mercury and capturing the CO2 ( in liquid form) by-products for beneficial reuse. This technology will be developed primarily to compete with coal combustion electricity generation facilities that are currently responsible for global air quality problems, acid rain and global warming.

     The Company is the exclusive worldwide licensee for the clean Water Technologies (except for STORS in Japan) which were developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the
Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. Another component of the Company's business strategy is to enter into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be engaged through TENC.

     The Company also has joint marketing arrangements with Dan Cowart Inc., and Mitusi & Co. (USA.) and plans to enter project specific working arrangements when such projects are identified and funding is obtained. (See "Strategic Corporate Relationships ). The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS , NitRem or ARP facilities at either a demonstration or commercial facility level and has relied on US Government grants and funding from its strategic partners to fund its demonstration projects.

     The US Army NitRem Demonstration and and the New York City ARP demonstration projects were funded by the US Army and Foster Wheeler Corporation, respectively. The Colton STORS Project is funded by a federal grant administered by the US EPA. ( See summary below) Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for the commercialization of the STORS, NitRem the ARP technologies. With regard to STORS, no facilities have yet been built, outside Japan, on a commercial basis.

STORS Demonstration Project

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS/NitRem demonstration project (the "Project") in the San Bernardino area. Subsequently, the United States House and Senate approved ( PL 104-204, September 26, 1996) a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office authorized the EPA's San Francisco office to disburse the funds accordingly and to administer this grant for the SBVWD project. In March, 1998, the SBVWD selected the City of Colton, California to host the Project. On September 3, 1998, the Company signed an agreement with the City of Colton for the Company to demonstrate its STORS/NitRem technology. The EPA grant will pay for the construction of the demonstration test equipment. At the conclusion of the demonstration project, all right, title and interest to the test equipment shall be vested in the EPA. The Company will not be required to make capital contributions to this project. The Company will not receive any revenues or earnings from this project, but will be reimbursed for administrative and operating costs. Subsequently the Company contracted with Foster Wheeler Environmental Corporation ( See strategic relationships) to fabricate, install and operate the STORS demonstration unit. The design plans for the project have been completed. The Company is the general contractor on the project, and, as such, has received approximately $2,560,000 in funds from the City of Colton. Through December 31, 1999, the Company has paid approximately $2,451,000 to subcontractors and other vendors, primarily to FWENC. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the US. The demonstration project is scheduled to begin in the first quarter of 2000.

Nitrogen Removal Demonstration Projects

          United States Department of Defense Army NitRem Demonstration

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

     The first NitRem commercial scale DSR unit was demonstrated at the Radford Army Ammunition Plant ("RAAP"), in Radford, Virginia. The $5,000,000 NitRem demonstration project was approved by the Army Armament Research Development Command ("ARDEC"). Pursuant to a purchase order issued by ARDEC, ThermoEnergy engaged Glitsch Process System Inc. (a wholly-owned subsidiary of Foster Wheeler Corporation) to fabricate the NitRem unit. The demonstration unit was delivered to Radford on June 16, 1997 and began testing and processing DoD waste streams July 21, 1997. Under the Company's supervision, this demonstration facility was used to process a number of different hazardous waste streams resulting from the manufacture of explosives, including TNT, DNT, HMX and RDX. This NitRem system has been designed as a mobile system in order to process additional waste streams from other Department of Defense sites.

     Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduces DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these results, the Company is actively marketing NitRem to the DoD and to private industry.

New York City ARP Demonstration

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over 4.5 million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by Battelle successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allowed the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company decided to demonstrate the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWENC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate relationships). The New York ARP demonstration was successfully completed on December 18, 1998. Based on the data generated during the demonstration and computer modeling for large-scale commercial systems, the economics of the Centrate Ammonia Recovery, or ARP process, are excellent when compared to alternative sources such as steam stripping, hot air stripping and biological nitrogen reduction technologies. Depending on the throughput of the commercial system, on a privatized basis, the cost to the client (municipality) to treat ammonia laden wastes with ARP at the concentrations found in the centrate, would be between 3 cents and 4 cents per gallon, including capital equipment recovery overhead. Based upon the demonstration results, the Company is actively seeking a privatized contract to process all of New York City's centrate through it's joint venture with FWENC.

ThermoEnergy Integrated Power Systems

     TIPS converts any biomass, especially fossil fuels, such as coal, gas and oil into electricity without producing any emissions while simultaneously sequestering the mercury and capturing the carbon dioxide ( CO2) by-products for beneficial reuse. TIPS integrates the combustion of any biomass or fossil fuel and the efficient production of electricity with the recovery of CO2 in liquid form and the elimination of both acid gas and particulate emissions.

     TIPS is a novel approach to power production thermodynamics, mass transfer and heat transfer. TIPS can use air, oxygen, and oxygen enriched air as the oxidant, and any biomass of fossil fuel which can be pumped or injected, and then combusted in a boiler. By changing the combustion and heat transfer process parameters, TIPS recovers the latent heat vaporization from produced water, scrubs out the acids and particulate matter, while its condenses and recovers liquid CO2 as an integral part of the over-all process. Liquid CO2 represents a form of stored energy. This stored energy can then be used to generate power for peak demand periods. Additionally, the United States Department of Energy has various programs identifying other end uses for liquid CO2. The success of DOE's programs depends on the development of a low cost, long-term source of liquid CO2. Management believes that TIPS may potentially be that source. The TIPS technology can be used to economically retrofit existing fossil fuel power plants or used in the construction of new power generation facilities.
Management believes that TIPS has the potential to replace the current conventional coal, gas or heavy oil combustion technologies which are primarily responsible for global air quality problem, acid rain and global warming.

Strategic Corporate Relationships

     In September 1994, the Company and Foster Wheeler USA Corporation executed a non-binding Worldwide Marketing Agreement whereby both companies have agreed to jointly market, develop and commercialize the Technologies on a non-exclusive basis. The companies have agreed in principle to work together to develop marketing strategies, identify potential projects and develop joint proposals. The agreement contemplates that when a potential project is identified, the Company will provide Foster Wheeler USA Corporation with the necessary process and design information, and Foster Wheeler USA Corporation will design, procure and construct the required processing facilities for any contracts awarded. Under the agreement, each party is subject to confidentiality obligations. The initial term of the agreement is ten years and the agreement will be automatically extended in three-year periods thereafter. The agreement may be terminated by the mutual agreement of the parties. The Company and Foster Wheeler USA Corporation are working on a marketing strategy for private sector business, initially targeting the pharmaceutical, pulp and paper and petrochemical industries in the US and Europe. In addition, the Company and Foster Wheeler USA Corporation have begun a joint marketing effort within the Department of Navy Surface Systems Command.

     On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company will own 49.9% of TENC. The main purpose of the joint venture, among other things, is to develop, market and utilize the ARP technology. Concurrently with agreeing to form TENC, the Company entered into agreement by and among FWENC, the Company and TENC and a worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities. On August 4, 1998, the Company signed an agreement with FWENC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be engaged through TENC.

     In March 1996, the Company entered into a Marketing Agreement with the Atlanta based Dan Cowart, Inc. ("DCI") to market, develop and commercialize the Technologies in Georgia and Florida. DCI is a multi-discipline construction and development firm for large scale real estate projects. Under the agreement, the Company has granted DCI the exclusive right to exploit any and all applications of the Technologies for municipal, local governmental and real estate development markets in Georgia and Florida, and the nonexclusive right to exploit any and all applications of NitRem for industrial markets in Georgia and Florida. The agreement contemplates the formation of a joint venture between the companies to construct and operate future projects. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. The Company will derive revenue upon the sale of a STORS/DSR or NitRem DSR unit to an end-user, and fees associated with the operation of such projects. DCI is to be paid a one time success fee of 62,500 warrants convertible into 62,500 shares of ThermoEnergy Series B Common Stock, exercisable within ten years from the date of granting the warrants at a price of $2.00 per share, within 90 days upon the signing of an agreement with a target customer to purchase or utilize any of one of the Technologies. The agreement is for a term of ten years and requires DCI to produce a contract for a project by March 28, 1998 to retain exclusivity. Thereafter, the contract can be terminated by either party upon one month's written notice and DCI's rights to the Technologies in Georgia and Florida would become nonexclusive. The Company has developed a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with the Company and Battelle to work on scheduling meetings with municipal and state waste water authorities in Georgia and Florida. Currently, no specific projects are being negotiated.

     In October 1996, the Company entered into a non-binding Memorandum of Understanding ("MOU") with Foster Wheeler Environmental Corporation and Mitsui & Co. (USA.), Inc. ("Mitsui") regarding potential water and waste water projects in Brazil, Mexico and Peru. The purpose of the MOU is to set forth the likely roles of the companies in connection with any business involving the Technologies. As contemplated by the MOU, ThermoEnergy Corporation would provide the rights to use the Technologies for projects jointly developed in Brazil, Mexico and Peru, Foster Wheeler Environmental Corporation would, upon contract awards, design, construct and, possibly, operate the Technologies at the identified projects, and Mitsui would gather information regarding opportunities, identify projects, and, possibly, seek to arrange financing for MOU to discuss possible projects.

     The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The Company believes that its joint venture (TENC) working arrangement with Foster Wheeler Environmental Corporation will enable the Company to identify and fund future projects. The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies.

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

Plan of Operations

     The Company had planned to use the net proceeds of the proposed public offering to fund it's day-to-day the operations until such time as the Company either made substantial equipment sales or secured a long-term privatized contract. All of the Company's demonstration projects have been funded by grants or by its strategic corporate partners. As discussed in Note 7 of the financial statements, the managing underwriter of the proposed offering notified the Company in October of 1997 that it would be unable to complete the offering. The Company now plans to use the balance of the proceeds from the issuance of up to $7,500,000 of convertible debentures, primarily to shareholders, to satisfy the cash requirements of its basic operations for the next year. The Company also plans to repay the remaining 6.63% notes payable ($158,735) and related accrued interest by issuing shares of Series B restricted Common Stock to the holders of the notes if sufficient funds are not available to repay the notes at maturity.

     The overall goal of the Company has been to successfully complete a full scale demonstration of its technologies and to form strategic corporate alliances to market the technologies discussed above. The Company has successfully completed demonstration of the NtiRem; DSR and ARP technologies and is scheduled to begin a STORS/NitRem project in the third quarter of 1999. Management plans to utilize these demonstration projects and the TENC joint venture to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factors in implementing the Company's plan of operations as the Company takes on other projects or makes an acquisition of another company to facilitate the commercialization of its technologies.

Results of Operations

     The net losses for the periods presented resulted primarily from salaries and other administrative expenses, contractual obligations to Battelle Memorial Institute, travel expenses, professional fees and interest expense. The increase in general and administrative expenses and travel expenses for the year ended December 31, 1999 compared to the year ended September 30, 1998 was due to the Company's efforts regarding the projects discussed above. The decrease in general and administrative expenses during the year ended September 30, 1998 compared to the same period of the prior year was due primarily to the Company's efforts to conserve cash due to the failure of the 1997 proposed public offering. The failed offering resulted in the recognition in general and administrative expenses of approximately $282,000 of deferred offering expenses as of September 30, 1997.

     During 1998, the Company filed a lawsuit seeking compensatory and punitive damages from the broker-dealer involved in the company's 1997 failed public offering. During June 1999, the Company and the broker-dealer entered into a release and settlement agreement. In connection with the agreement, the Company received $75,000 in cash, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase shares of the Stock at a price of $4.00 per share for a period of five years from the date of the agreement. The Company sold all 50,000 shares of the Stock during June 1999. The Company also exercised warrants for 5,000 shares of the Stock which were sold during June 1999 ( see Note 12 for information concerning the sale of the remaining warrants during January 2000). A gain of $293,779 was recorded in the accompanying 1999 financial statement in connection with the release and settlement agreement.

     The company also sold scrap parts for $49,550 in connection with the City of Colton project more fully described in Note 10 of the Notes to Financial Statements.

     Payments under licenses were $65,000 for the years ended December 31, 1999 and September 30, 1998 and $40,000 for the year ended September 30, 1997. The increase during 1999 and 1998 was due primarily to the addition of the ARP technology and specified yearly increases in the related agreements. Interest expense increases for each of the years ended December 31, 1999 and September 30, 1998 due to the increase in the Company's borrowings, principally from related parties, which are more fully described in Note 4 of the Note to Financial Statements.

Liquidity and Capital Resources

     During the year ended December 31, 1999, the Company used $774,908 of cash in operations compared to $592,560 and $753,287 during the years ended September 30, 1998 and 1997 . During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During 1999, 1998, and 1997, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted substantially all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and plans to convert the remaining $158,735 of 6.63% notes payable to stockholders to shares of Series B restricted Common Stock of the Company if sufficient funds are not available to repay the notes at maturity. Management plans to meet the Company's liquidity needs during the year ending December 31, 2000 through additional borrowings principally from shareholders via the issuance of convertible debentures, from a public or private placement offering of common stock and from the proceeds from the settlement of the Company's lawsuit against its former underwriter. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies, such as the DoD Army NitRem and New York City ARP projects and the upcoming Colton STORS/NitRem demonstration project.

Net Operating Losses

     The Company had net operating loss carry forwards as of December 31, 1999 of approximately $ 6,450,000 which expire in the years 2003 through 2019. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,454,000 has been established to offset any benefit from the net operating loss carry forwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

Impact of Inflation

     Although inflation has been slow in recent years, it is still a factor in the economy. Since the Company has no significant revenues, inflation primarily affects the Company's travel costs and costs of outside services. It could also affect the cost of constructing demonstration and full-scale facilities in the future. The Company will consider the impact of inflation in its financing plans.

Transition Period Discussion ( Three months ended December 31, 1998 and 1997)

     The discussion of the transition period resulting from the Company's change in fiscal year end ( three months ended December 31, 1998) has been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X

Results of Operations

     For the three months ended December 31, 1998, the Company incurred a net loss of $243,660 as compared to $167,066 for the three months ended December 31, 1997.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Investors are cautioned that such forward-looking s statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its efforts to commercialize its Technologies; and (iii) other risks and uncertainties indicate from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is contained in Item 14 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        NONE

                                    PART III

ITEM 10. EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

     The names and ages of the executive officers, key employees and directors of the Company, and their positions with the Company, are as follows:

     NAME                       AGE(1)                 POSITION

Dennis C. Cossey                 53       Chairman of the Board, Chief Executive
                                          Officer, Secretary and Director

Primo L. Montesi                 65       President and Director

Alex G. Fassbender               46       Executive Vice President,  Senior Vice
                                          President of Corporate Technology

Louis J. Ortmann, DDS            63       Director

J. Donald Phillips               66       Director

Andrew T. Melton                 53       Director

Dr. Paul A. Loeffler             52       Director

Jerald H. Sklar                  63       Director

(1)      As of December 31, 1999.

     Dennis C. Cossey has served as Chief Executive Officer and Director of the Company since 1988 and Chairman of the Board since 1990. Prior to joining the Company, Mr. Cossey served in executive and sales positions at a number of companies, including IBM Corporation and Peter Kiewit and Sons Engineering. Mr. Cossey is a member of the American Society of Naval Engineers, the US Naval Institute, the Society of Naval Architects and Marine Engineers and the Association of Energy Engineers.

     Primo L. Montesi has served as President, Chief Operating Officer and Director of the Company since 1988.

     Alex G. Fassbender has served as Executive Vice President and Senior Vice President Corporate Technology since November 20, 1998. Mr. Fassbender serves the Company on a half time basis and serves the remainder of his time as President of Sunna Systems, a Washington based corporation. Prior to joining the Company, Mr. Fassbender was Manger of Technology Commercialization at Battelle Pacific Northwest Laboratories. He has held various positions with Battelle since 1976. Mr. Fassbender received his BS (Chemical Engineering) in 1976 form the University of California, Berkley, his MBA in 1980 and his MS (Chemical Engineering) in 1988.

     Dr. Louis J. Ortmann, DDS , age 62, is currently an associate of Louis J. Ortmann Dental Clinic, Inc. and is active in the business management and operation of the clinic. Dr. Ortmann is a graduate of the University of St. Louis and had been engaged in the practice of dentistry for thirty years. Dr. Ortmann had been a director of the Company since September, 1991.

     J. Donald Phillips is a retired insurance executive in Little Rock, Arkansas, who currently serves as an insurance consultant to Citizens Fidelity Insurance, an Arkansas based insurance company. Mr. Phillips served as National Sales Manager for Citizen's Fidelity Insurance Corporation from November 1989 to January 1999. Mr. Phillips has served as Director of the Company since November 1990.

     Andrew T. Melton, is currently President and principal shareholder of Solomon Equity, Inc., a company he started in January of 1999, specializing in financial consulting and loan brokerage. From January of 1997 to January 1999 Mr. Melton served as Chief Executive Officer and the principal shareholder of Solomon Financial Inc., a company specializing in financing Canadian imports to the US. Solomon Financial Inc. has been liquidated. Mr. Melton is a certified public accountant and received an MBA in finance and a Bachelor of Science degree in economics from Louisiana Tech University. From 1986 to 1994, Mr. Melton served as Executive Vice President, Chief Financial Officer and Treasurer of Worthen Banking Corporation, Little Rock, Arkansas. From 1995 to 1998, Mr. Melton was Vice President with Merrill Capital Markets in Little Rock, Arkansas Mr. Melton has served as director of the Company since his election on September 5, 1997.

     Dr. Paul A. Loeffler is a professor of chemistry at Sam Houston State University, Huntsville, Texas. He has been in this position since 1985, and has been with the chemistry department of Sam Houston State University since 1975. Dr. Loeffler received his Ph.D. and MA in organic chemistry from Rice University. Dr. Loeffler also serves as a member of the Board of Directors and is the associate director of the Texas Regional Institute for Environmental Studies ("TRIES") in Huntsville, Texas. Dr. Loeffler has served with TRIES since 1992. Dr. Loeffler has served as a director of the Company since his election on September 5, 1997.

     Jerald H. Sklar, is a member of Waring Cox, PLC, Memphis, Tennessee, where he has practiced since being admitted to the bar in 1965, concentrating in corporate, financial and transactional work. He received a BA from Washington & Lee University and an LL.B. from Vanderbilt University. Mr. Sklar is also a principal in Ruby Avenue, LLC, a family business that develops and owns residential and commercial real estate, and Crestwood Partners, LP, which invests in operating businesses. Mr. Sklar has served as a director of the Company since his election on September 5, 1997.

     The Board of Directors of the Company consists of seven Directors. Up to seven people may serve on the Board of Directors. Directors are elected at the Company's Annual Meeting of Shareholders. Seven Directors serve staggered three year terms, with two Directors elected each year, and one Director serves a five year term. Louis J. Ortmann and J. Donald Phillips were elected on November 18, 1998 and will serve three year terms until May 2001 or until their successors are duly elected. Primo L. Montesi was elected May 1, 1996 and will serve a three year term until May 1999 or until his successor is duly elected. Thomas Randall Kemp was also elected as a director May 1, 1996 to serve a three year term. Mr. Kemp resigned April 15, 1997 at the request of the Company to ensure the continued independence of the Company's auditors. On September 5, 1997, the Board of Directors elected Jerald H. Sklar to fill the vacancy created by Mr. Kemp's resignation. Mr. Sklar will serve until May of 1999 or until his successor is duly elected. Dennis Cossey was elected to a five year term on May 1, 1996 and will serve until May 2001 or until his successor is duly elected. Andrew T. Melton and Dr. Paul A. Loeffler were elected on September 5, 1997 and will serve three years until the 2000 Annual Meeting of Shareholders or until their successors are duly elected. The Company's last Annual Meeting of Shareholders was November 18, 1998.

     In addition to the Company's last annual shareholders meeting on November 18, 1998, the directors conducted 4 regular and 3 special Board meetings in the fiscal year ended September 30, 1998, and 1 regular and 6 special Board meetings in the last fiscal year. During fiscal year 1999, all directors attended at least 75% of the meetings of the Board of Directors and committees of which they are members.

     The Board of Directors has established four standing committees. Messrs. Phillips, Melton and Loeffler serve on the Executive Compensation Committee of which Mr. Melton serves as chairman. The function of the Executive Compensation Committee includes reviewing the Company's executive salary structure and approving salary and bonus awards to certain key employees. Messrs. Sklar, Ortmann and Montesi serve on the Stock Option Committee, of which Mr. Sklar serves as Chairman. The Stock Option Committee will review and administer the 1997 Stock Option Plan . Messrs. Phillips, Ortmann and Sklar serve on the Audit Committee, of which Mr. Phillips serves as chairman. The Audit Committee reviews the scope and results of the audit by the Company's independent auditors, makes recommendations to the Board as to the selection of independent auditors, and has approval authority with respect to services provided by the independent
auditors.  In  addition,  it  reviews  systems  of  internal  control,   reviews
accounting policies and procedures, and directs and supervises investigation into matters within the scope of its duties. Messrs. Cossey, Montesi, Melton, Phillips and Loeffler serve on the Executive Committee, the chairman of which is Mr. Cossey. The Executive Committee meets on a monthly basis or as deemed necessary to oversee the operations of the Company.


ITEM 11.        EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by the Company for the years ended December 31, 1999 and September 30, 1998, and 1997, and the three months ended December 31, 1998 ( the transition period) for the Chief Executive Officer and to the four most highly compensated executive officers of the Company. Except as set forth below, no executive officer of the Company had a salary and bonus during the years indicated that exceeded $100,000 for services rendered in all capacities to the Company.

Summary Compensation Table

Name and                                                  Annual Compensation
Principal Position                    Year            Salary               Bonus


Dennis Cossey,
Chief Executive Officer and         12-31-99         $189,290 (2)            (3)
Secretary                           12-31-98 (1)      $44,668 (2)
                                     9-30-98         $161,618 (2)
                                     9-30-97         $138,185 (2)


Primo L. Montesi, President         12-31-99         $189,290 (2)            (3)
                                    12-31-98 (1)      $44,668 (2)
                                     9-30-98         $161,618 (2)
                                     9-30-97         $138,185 (2)

Alex G. Fassbender                      1999          $67,500 (4)

(1)  Three-month transition period due to change in Company's year end.
(2) All of the reported amount was accrued and not paid and classified as deferred compensation in accordance with the Company's employment agreements with the individuals.
(3) On June 24, 1999, the Board of Directors awarded each Mr. Cossey and Mr. Montesi executive bonus compensation of 150,000 non-qualified, five year stock options to purchase Series B restricted common stock at a price equal to $2.00 per share. On March 16, 2000, the Board of Directors awarded each Mr. Cossey and Mr. Montesi additional executive bonus compensation of 250,000 non-qualified, five year stock options to purchase Series B restricted common stock at a price equal to $2.00 per share.
(4) On February 10, 2000 the Board of Directors awarded Mr. Fassbender an executive compensation bonus of 100,000 non-qualified, five year stock options to purchase Series B restricted common stock at a price equal to $2.00 per share.

Employment Agreements

     The employment agreements of Messrs. Cossey and Montesi provide a base salary of $72,000 with 10 percent annual increases (which have been effective as of January 1 of each year precedent, until the salary of each individual reaches $175,000). Messrs. Cossey and Montesi also were subject to discretionary incentive compensation of up to 50 percent of the base salary of each individual determined by the Compensation Committee. Deferred compensation aggregating $97,949, $25,555, $73,911 and $49,708 was accrued during the periods ended December 31, 1999 and 1998, and September 30, 1998, and 1997, respectively, pursuant to the interest provisions of the compensation agreements.

     The Company is the sole beneficiary of a $500,000 and a $200,000 key man life insurance policy on the lives of Messrs. Cossey and Montesi, respectively.

     On November 20, 1998, the Company entered into a three-year employment agreement with Mr. Fassbender under which he shall devote substantially all of his business and professional time to the Company in it business development. Under such agreement Mr. Fassbender will receive a base salary of $135,000 with 15% annual increases until his salary reaches $250,000. Due to the financial condition of the Company at this time, the employment agreement with Mr. Fassbender was amended on November 20, 1998 to engage Mr. Fassbender for an interim period, not to exceed twelve months from the execution of the employment agreement, where Mr. Fassbender will devote one-half of his business time and attention to Company matters on a minimum annual salary of $67,500.

Stock Options

     On January 3, 1997, as amended on January 30, 1997, the Board of Directors adopted the Company's 1997 Stock Option Plan (the 1997 Plan), subject to approval by the Shareholders to: (i) permit incentive stock options under
Section 422 of the Code to be granted from the Series B Common Stock of the Company; and (ii) to provide for automatic grant provisions for non-employee directors. The number of shares available for grant under the 1997 Plan is 750,000 Series B Common Shares. Except for automatic grants to non-employee directors, no other grants have been made. The automatic grants are for non-qualified options of 1,000 shares of Series B Common Stock to be awarded, automatically, without further action by the Board or the Stock Option Committee on the third business day following the day of each annual meeting of the stockholders of the Corporation for each person who is then a member of the Board of Directors and who is not an employee of the Corporation or any of its subsidiaries. Each 1,000 share option granted to a non-employee Director will become exercisable beginning one (1) year from the date of the annual meeting of shareholders on which the date of the options were granted. If a non-employee Director is elected by the Board of Directors to begin serving as Director on a date not coincident with the annual meeting date, the Director will be granted the initial 1,000 share option as of the date of the first meeting at which he or she serves as Director; however, his or her options will become first exercisable beginning one (1) year from the date of the annual meeting at which he or she is first elected by the stockholders and he or she will not receive an additional grant of options upon his first election to the Board. The five non-employee directors have each received options for 3,000 shares, convertible to restricted Series B, common stock at a price equal to $2.00 per share.

     With respect to the qualified or "incentive  stock options",  as defined in
Section 422 of the Internal Revenue Code of 1986, as amended, the Plan provides that the exercise price of each option must be at least equal to 100% of the fair market value of the common stock as of the date such option is granted and requires that all such options have an expiration date not later than the date which is one (1) day before the tenth anniversary of the date of the grant of such options. However, with certain limited exceptions and in event that the option holder ceases to be associated with the Company, or engages in or is involved with any business similar to that of the Company, such option holder's incentive options immediately terminate.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 28,2000, the holdings of each person who held, or was known by the Company to own beneficially, more than five percent of any class of the Company's voting security, each director of the Company and all directors and officers of the Company as a group. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their name.

NAME AND ADDRESS                          NUMBER OF SHARES                %
 OF                                         OUTSTANDING
BENEFICIAL OWNERS                        OF COMMON STOCK(1)         SHARESCOMMON
                                                                       STOCK (2)

P.L. Montesi
22 Greenway Drive
Little Rock, AR 72212                           728,890 (3)                16.80

Dennis Cossey
11706 Pleasant Ridge Drive
Little Rock, AR 72212                           654,745 (4)                15.70

Alexander G. Fassbender
3100 George Washington Way, Suite 153
Richland, WA 99352                              100,625 (5)                 2.58

J. Donald Phillips
218 Belmont
No. Little Rock, AR 72216                         9,250 (6)                  *

Louis J. Ortmann
3832 Victoria Road
Festus, MO 63028                                112,081 (7)                 2.88

Andrew T. Melton
11825 Hinson Road
Suite 102
Little Rock, AR 72212                             3,000 (8)                  *

Dr. Paul A. Loeffler
128 Royal Oaks
Huntsville, TX 77340                              3,000 (9)                  *

Jerald H. Sklar
50 N. Front Street, Suite 1300
Memphis, TN 38103                                91,215 (10)                2.40

All Officers and Directors as a Group
(7 Persons)                                   1,702,807                    34.34

Robert Trump
167 E. 61st Street
New York, NY 10021                              994,595 (11)               22.43


* Less than 1%

     (1) The number of shares of Series B Common Stock referred to below reflects the number of shares beneficially owned after the 1994 Reverse Split and the 1996 Reverse Split were effected by the Company. Computed based on the number of shares of common stock outstanding as of March 28, 2000 plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

     (2) Computed based on the number of shares of Series B Common Stock outstanding as of March 22,2000. Except as indicated in the footnotes set forth below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Series B Common Stock shown as beneficially owned by them. The numbers shown include shares that are not currently outstanding but which certain stockholders are entitled to acquire or will be entitled to acquire within sixty (60) days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding Series B Common Stock owned by the particular stockholder and by the group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

     (3) Includes 1,875 Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for Series B restricted common stock within forty-eight months from date of purchase and assumes the exercise of such Warrants. Includes 3,125 shares of Series B stock representing a one-half interest in 6,250 shares owned jointly with Dennis Cossey. Includes 125,000 options purchased January 12, 1999 for $50,000 exercisable at $2.00 per share for Series B restricted common stock at any time up to May 25, 2004 and assumes the exercise of such options. Includes executive bonus compensation of 150,000 and 250,000 non-qualified, five year stock options granted June 20, 1999 and March 16, 2000, respectively, to purchase Series B restricted common stock at a price equal to 2.00 per share and assumes the exercise of such options. Includes 6,500 shares of Series B restricted Common Stock received January 8,1999 in connection with a January 1997 loan to the Company. Includes 41,081 shares of Series B restricted common stock represented by converting the 1997 loan to the Company, together with accrued interest , in the amount of $82,162 to 15% convertible debentures due January 15, 2003. Includes 244,299 shares of Series B restricted common stock represented by converting the balance of deferred compensation due Mr. Montesi in the amount of $488,597 to 15% convertible debentures dues January 15, 2003. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid and assumes the conversion of such debenture.

          Does not include 2,188 shares of Series B Common Stock owned by Mr. Montesi's wife distributed to her on February 9, 1993, pursuant to her status as a shareholder of common stock of American Fuel and Power Company ("AFP") in like amount. Pursuant to shareholder action of the Company May 21, 1988, the Company agreed to issue to AFP stockholders one share of the Company's common stock for each share of AFP common stock outstanding as of April 15, 1988. Mr. Montesi's wife was one of such shareholders of AFP entitling her to stock of the Company. Mr. Montesi disclaims beneficial ownership of the shares of Series B Common Stock owned by his wife

     (4) Includes 1,875 Series B Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for restricted stock within forty-eight months from date of purchase and assumes the exercise of all Warrants. Includes 3,125 shares representing a one-half interest in 6,250 shares owned jointly with P.L. Montesi. Includes executive bonus compensation of 150,000 and 250,000 non-qualified, five year stock options share granted June 20, 1999 and March 16, 2000, respectively, to purchase Series B restricted common stock at a price equal to $2.00 per share and assumes the exercise of such option. Includes 244,299 shares of Series B restricted common stock represented by converting the balance of deferred compensation due Mr. Cossey in the amount of $488,597.00, to 15% convertible debentures dues January 15, 2003. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid and assumes the conversions of such debenture.

     (5) Includes executive bonus compensation of 100,000 non-qualified, five year stock options granted February 10, 2000 to purchase Series B restricted common stock at a price equal to $2.00 per and assumes the exercise of such options.

     (6) Includes non-qualified options convertible to 3.000 shares of Series B restricted Common Stock at a price equal to $2.00 per share, issued February 10, 2000 under the Company's 1997 Stock Option, which provides for a grant of 1,000 share of common stock to non-employee directors for each year of service on the Board. This represents options accumulated, but not granted for 1997, 1998, 1999 and assumes the exercise of such options.

     (7) Includes 1,250 shares of Series B Common Stock Dr. Ortmann beneficially owns through Dr. Louis J. Ortmann Dental Clinic, Inc., Profit Sharing Plan. Includes 7,600 shares of Series B Common Stock received in connection with of a June 1997 loan to the Company. Includes 83,480 shares of Series B restricted common stock represented by the conversion of a 1997 loan to the Company on July 20, 1999, together with accrued interest , in the amount of $91,960 of Series 98, 15% convertible debentures due January 15, 2003 and separate Series 98, debentures purchased in the amount of $50,000, and $25,000 on December 1, 1998 and June 22, 1999 respectively. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid and assumes the conversions of such debentures. Includes non-qualified options convertible to 3,000 shares of Series B restricted Common Stock at a price equal to $2.00 per share, issued February 10, 2000 under the Company's 1997 Stock Option, which provides for a grant of 1,000 share of common stock non-employee directors for each year of service on the Board. This represents options accumulated, but not granted for 1997, 1998, 1999 and assumes the exercise of such options. Does not include the following owned by Dr. Ortmann's wife: 26,563 shares of Series B Common Stock, Warrants purchased September 17, 1996 by Mrs. Ortmann for $339.40 exercisable at $2.00 per share for 4,244 shares of Common Stock within forty-eight months from date of purchase, 5,000 shares of Series B Common Stock received in connection with a August 14, 1997 loan to the Company and 16,992 shares of Series B restricted common stock represented by the conversion of a 1997 loan to the Company, together with accrued interest , in the amount of $33,983 to 15% convertible debentures dues January 15, 2003 and assumes the conversions of such Debentures. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid and assumes the conversions of such debenture. Dr. Ortmann disclaims beneficial ownership of the shares, warrants and debentures owned by his spouse.

     (8) Includes non-qualified options convertible to 3,000 shares of Series B restricted Common Stock at a price equal to $2.00 per share, issued February 10, 2000 under the Company's 1997 Stock Option, which provides for a grant of 1,000 share of common stock non-employee directors for each year of service on the Board. This represents options accumulated, but not granted for 1997, 1998, 1999 and assumes the exercise of such options.

     (9) Includes non-qualified options convertible to 3,000 shares of Series B restricted Common Stock at a price equal to $2.00 per share, issued February 10, 2000 under the Company's 1997 Stock Option, which provides for a grant of 1,000 share of common stock non-employee directors for each year of service on the Board. This represents options accumulated, but not granted for 1997, 1998, 1999 and assumes the exercise of such options.

     (10) Represents 88,215 shares owned by Waring Cox, PLC., a law firm in which Mr. Sklar is a partner, and non-qualified options owned by Mr. Sklar which are convertible to 3,000 shares of Series B restricted Common Stock at a price equal to $2.00 per share, issued February 10, 2000 under the Company's 1997 Stock Option, which provides for a grant of 1,000 share of common stock non-employee directors for each year of service on the Board. This represents options accumulated, but not granted for 1997, 1998, 1999 and assumes the exercise of such options.

     (11) Includes 361,773 shares of Series B common stock, assumes the conversion of 282,822 warrants convertible to Series B restricted common and the conversion of Series 98 Convertible Debentures to
          350,000 shares of Series B restricted common stock as follows: includes 392,168 warrants purchased at par value exercisable at $8.00 per share within ten years of (58,825 December 23, 1992; 125,000 April 1, 1993; 208,344 July 15, 1993). Includes an additional 62,500 warrants purchased October 14, 1994 for $.02 exercisable at $2.00 per share for restricted stock within 48 months and assumes the exercise of all warrants by Mr. Trump. Includes an additional 25,000 shares of restricted common stock purchased May 10, 1995 at $0.50 per share and an additional 25,000 warrants purchased May 10, 1995 at par value exercisable at $2.00 per share for restricted stock which were exercised in June, 1995. Includes an additional 6,250, 5,000 and 12,500 Warrants purchased March 20, 1996, May 17, 1996 and August 28, 1996, respectively, for $500, $400 and $1,000 exercisable at $2.00 per share for restricted stock within forty-eight months from date of each purchase and assumes the exercise of all warrants. Includes 245,596 shares of Series B Common Stock issued to Mr. Trump in July 1997 in consideration of (i) an additional $100,000 capital contribution to the Company, (ii) the conversion of $391,192 in short-term debt to equity, and (iii) the cancellation of 195,596 Series B Warrants exercisable at $8.00 per share. Includes 350,000 shares of Series B restricted common stock represented by the purchase of $700,000 of Series 98, 15% convertible debentures due January 15, 2003 by Mr.
          Trump, $250,000 purchased each on January 15, 1998 and August 24, 1998, respectively and $200,000 purchased May 20, 1998. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid and assumes the conversions of such debenture.

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

     The Company issued Series B Warrants at price equal to par value to Robert Trump of New York for 58,524 shares as of December 23, 1992, 125,000 shares as of April 1, 1993 and 208,344 shares as of July 15, 1993. The related Warrant Agreements provide for an exercise period of ten years from the date of issuance at a price of $8.00 per share. The exercise price is subject to an adjustment in the event that the Company issues shares of Series B Common Stock at a price per share which is less than the Series B Warrant price or the current market value of such shares. On October 14, 1994, the Company sold 62,500 Series B Warrants to Mr. Trump at a price of $0.08 per warrant exercisable within a period of 48 months at a price of $2.00 per share. The Warrant Agreement is related to $245,000 in Bridge Financing provided to the Company by Mr. Trump by a term note at market rates prepayable at any time within 48 months without penalty, from the proceeds of a public offering. On April 25, 1995, the Board of Directors accepted a proposal from Mr. Trump to purchase 25,000 shares of Series B Common Stock at $2.00 per share and purchase 25,000 Series B Warrants at par value per warrant exercisable at $2.00 per share. The effect of the Company selling Series B Common Stock at $2.00 per share (adjusted for the December 12, 1996 four-to-one reverse stock split) activated the terms in prior warrant agreements adjusting the price of 525,000 unexercised warrants to $2.00 per share. The amount discussed above includes an additional 6,250, 5,000 and 12,500 warrants purchased March 20, 1996, May 17, 1996 and August 28, 1996, respectively, for $500, $400 and $1,000 exercisable at $2.00 per share for restricted stock within forty-eight months from date of each purchase and assures the exercise of all warrants. In addition, on July 25, 1997, the Company issued 245,596 shares of Series B Common Stock to Mr. Trump in consideration of (i) an additional $100,000 capital contribution to the Company, (ii) the conversion of $391,192 in short-term debt to equity, and (iii) the cancellation of 195,596 Series B Warrants owned by Mr. Trump. Mr. Trump also purchased $70,000 of Series 98, 15% convertible debentures dues January 15, 2003 by Mr. Trump, $250,000 purchased each on January 15, 1998 and August 24, 1998, respectively and $200,000 on May 1998. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid.

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

     (2) A license to utilize technical information including any unpublished research and development information, unpatented invention, know-how, trade secrets, and technical data in the possession of Battelle and that which may come into the possession of Battelle during the term of the License Agreement which relates to the ARP processes. Battelle reserved the right to practice the technology for research, development, and demonstration purposes and to license the technology in field and territories not exclusively licensed therein.

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

     (3) In the event the Company or it's sublicensee enters into an agreement wherein the customer will design, and/or build, and/or own, and/or operate a licensed facility, the Company agrees to pay Battelle 5% of the installed cost of the facility using ARP or $40,000, whichever is greater. The installed cost of a facility shall be calculated as equal to 2.72 times the total delivered cost to the major purchased equipment. It does not include land, building yard improvements, services, taxes, contingency fees or working capital.

     (4) The Company is required to pay Battelle a minimum royalty of $10,000 for 1998, $20,000 for 1999, $30,000 for 2000 and $40,000 for each year thereafter.

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

     On or about July 6, 1998, Battelle and the Company amended all of the aforementioned licenses from Battelle to the Company to allow Battelle the right to directly license the technologies to TENC in the event that access to the technologies is impeded due to a voluntary or involuntary bankruptcy of the Company.

     On June 29, 1999 Battelle agreed to accept a Series 98 Convertible Debenture, in lieu of cash payment, in the amount of $129,623 representing $30,000 in minimum royalties for 1998 due Battelle pursuant to the Company's NitRem and DSR license agreements and $92,722 for additional patent expenses for said world wide license agreements. The Debentures are convertible to a minimum of 64, 812 shares Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid.

     The Company is totally dependent upon the engineering, laboratory, research and development skills and expertise of Battelle to supervise the design and implementation of a STORS, NitRem or ARP demonstration facility, for the conducting of laboratory analysis and characterization of various waste streams to be processed through a STORS, NitRem or ARP unit, to collect and analyze process equipment and performance data generated during a STORS , NitRem and/or ARP demonstration test, and for on-going research and development of the STORS, ARP and NitRem processes. While, at this time, the Company must rely on Battelle's engineers to work with the Company's strategic partners to supervise the design and implementation of the demonstration projects, management believes that it will eventually be able to reduce its dependence on Battelle's supervision over the design and implementation of the STORS, ARP and NitRem demonstration facilities through the employment of Mr. Fassbender, and the ability of the Company to hire and contract with its own engineers and technicians. Although Battelle has no contractual obligation to support the Company's efforts to commercialize the Technologies, as the Licensor of the Technologies, it has been Battelle's practice to support the Company, as its Licensee, in such efforts. Battelle has provided services including legal services to maintain Technology patents, laboratory services, engineering and marketing personnel, materials and research and development to support the Company's efforts to commercialize the Technologies and pursue demonstration projects. The Company has reimbursed Battelle an aggregate of $64,000 over the last three years in connection with such support services.

Centerpoint Power Corporation

     In October 1988, the Company engaged the services of Centerpoint Power Corporation, a Virginia corporation, ("Centerpoint"), through a General Compensation and Stock Warrant Agreement, to receive 701,875 warrants convertible commons stock at $.16 per share to provide assistance in locating capital financing and/or public funding of a STORS and/or NitRem demonstration facility. The Company executed an amended agreement with Centerpoint in April 1991 which had an expiration date of October 1994. In January 1992, the agreement was amended regarding stock warrant rights. In 1993, the Board of Directors extended the Compensation Agreement with Centerpoint for an additional three years to April 22, 1996 and extended the time for exercising warrant rights for an additional five years to April, 2001, in consideration of the funding to be provided by the US Army, Department of Defense for the Sam Houston State University, doing business as, the Texas Regional Institute for Environmental Studies ("TRIES")/Army Nitrogen Removal Demonstration.

     On June 15, 1999, Centerpoint assigned its interest in all of the warrants to the principals of the Company and subsequently ceased all business or consulting services to the Company.

Washington Consulting Alliance and Tom Burgum

     On June 28, 1998, the Company entered into an agreement with Thomas Burgum of the Washington Consulting Alliance, a Washington DC based consulting and lobbying firm, to provide professional services to the Company in connection with the Colton STORS Demonstration. The WCA was instrumental in securing Congressional approval the $3,000,000 grant for the STORS project. Pursuant to the terms of the agreement, Mr. Burgum will be paid a maximum of $5,000.00 per month for 24 months. The agreement may be canceled by either party upon 30
notice  to  the  other.  Mr.  Burgum  was  a  principal  of  Centerpoint   Power
Corporation.


TENC and Foster Wheeler Environmental Corporation

     On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation with Foster Wheeler Environmental Corporation of Livingston, New Jersey to pursue clean water projects worldwide. The new company will combine TEC's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is TEC's first joint venture. TEC will own 49.9% of TENC. Dennis Cossey, CEO of the Company serves as Vice President of TENC.

     Concurrently with forming TENC, the Company entered into a Shareholders Agreement by and among FWENC, TEC and TENC and a sublicense agreement between the Company and TENC.

     Under the sublicense agreement, the Company granted TENC the following:

     (1) The exclusive worldwide sublicense of the ARP technology to TENC for municipal and agricultural livestock production facilities. The sublicense also grants to TENC non-exclusive use of NitRem/DSR for industrial and US government applications and a non-exclusive grant of STORS (except for Japan) for municipal applications.

     (2) A license to utilize technical information including any unpublished research and development information, unpatented invention, know-how, trade secrets, and technical data in the possession of the Company and Battelle and that which may come into the possession of the Company and Battelle during the term of the Sublicense Agreement which relates to the ARP processes. The Company and Battelle reserved the right to practice the technology for research, development, and demonstration purposes and to license the technology in field and territories not exclusively licensed herein.

     TENC agreed to the following terms under the license agreement:

     (1) TENC paid the Company $1.00 and other good and valuable consideration, to wit: to provide any and all funding, not to exceed $500,000, necessary for the demonstration of the ARP technology pursuant to the Company's No-Cost-Test-Agreement with the City of New York as set forth in a separate agreement with FWENC.

     (2) TENC shall pay the Company a continuing royalty fee of (1) 7% of all revenues received from processing fluids or (2) $1.40 for each 1,000 gallons of input to the ARP process, whichever is greater.

     (3) In the event TENC executes an agreement with a customer or other end user for the purchase of a NitRem of ARP system, then TENC agrees to pay the Company 7% of the invoiced cost of either the NitRem/DSR or ARP system. When using STORS for treating solids laden streams
          (sludge) and when using NitRem for treating nitrogen laden aqueous streams associated with wastewater treatment plant operations whether prior to or after the STORS operation where the measurement is in gallons ( in thousands ), TENC agrees to pay the Company 140% of the royalties as set forth in paragraph 5 of License Agreement 9120-C between the Company and Battelle.

     (4) In the event TENC has not contracted to build a commercial facility or the construction of a privatized commercial facility within three years of the effective date of the sublicense the Company may, in its sole discretion, elect to terminate TENC's rights thereunder for that particular technology. Other wise the sublicense agreement shall end upon the expiration of the last to expire of the patents described therein.

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



Nutrecycle Ventures

     On November 28, 1998, the Company entered into an agreement with Nutrecycle Ventures to promote the Company and the New York City Nitrogen Removal Demonstration and to assist the Company in getting ARP selected as the technology of choice to solve all or part of the nitrogen disposal problems associated with the City of New York's water/wastewater treatment facilities. Nutrecycle Ventures will be paid a maximum of $2,500.00 per month, plus expenses for consulting services. The term of the agreement is 24 months and may be terminated by either party upon 30 days notice to the other. Nutrecycle Ventures is also in a position to receive additional compensation based upon a percentage of the overall capital cost of the ARP demonstration facility, plus an option to buy additional stock in the Company in the event the Company enters into an agreement to sell one or more ARP units to the City or the Company processes wastewater for the City under a privatized agreement.

Other Transactions

     Mr. Montesi loaned the Company $65,000 in January of 1997 in connection with the Company's bridge financing activities. Under the terms of the agreement Mr. Montesi received 6,500 shares of Series B restricted common stock in January 1999 in connection with said loan. Mr. Montesi also converted the principal amount of the January 1997 loan, together with accrued interest in the, in the amount of $82,162, to Series 98, 15% convertible debentures due January 15, 2003. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid.

     Louis Ortmann loaned the Company $76,000 in June of 1997, in connections with the Company's bridge financing activities. Under the terms of the agreement, Dr. Ortmann received 7,600 shares of Series B restricted common stock in January of 1999 in connection with said loan. Dr. Ortmann also converted the principal amount of the June 1997, loan together with accrued interest in the amount of $91,960, to Series 98, 15% convertible debentures due January 15, 2003 and also purchased separate Series 98, debentures in the amount of $50,000, and $25,000 on December 1, 1998 and June 22, 1999 respectively. The Debentures are convertible to Series B restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid

     Dr. Paul A. Loeffler, a director of the Company, elected on September 5, 1997 to a three year term expiring at the Annual Meeting of Shareholders 2000, or until his successor is duly elected, is a member of the board of directors of the Texas Regional Institute for Environmental Studies in Huntsville, Texas, and is also the associate director of TRIES. TRIES is the prime contractor with the US Army for the Company's Radford Army Munitions Plant Demonstration Project. See "Business - Nitrogen Removal Demonstration - United States Department of the Army Program".

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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                               REPORTS ON FORM 8-K

(a)(1)

     1.   Balance Sheets December 31, 1999 and 1998, and September 30, 1998

     2. Statements of Operations -- year ended December 31, 1999, three months ended December 31, 1998 and years ended September 30, 1998 and 1997 and cumulative during development stage through December 31, 1999.

     3. Statements of changes in stockholders' equity (deficit) -- periods ended September 30, 1988 through December 31, 1999.

     4. Statements of cash flows -- year ended December 31, 1999, three months ended December 31, 1998 and years ended September 30, 1998 and 1997 and cumulative during development stage through December 31, 1999.

     5.   Notes to financial statements.

(a)(2)

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   Exhibits.

Number assigned
in regulation
S-K, Item 601                       Description of Exhibit
-------------                       ----------------------
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

10.17**           Worldwide Marketing Agreement between the Company and Foster
                  Wheeler USA Corporation dated September 1994.
10.18**           Memorandum of Understanding between the Company and
                  Roy F. Weston, Inc. dated April 10, 1996.
10.19**           No Cost Test  Agreement  Between City of New York - Department
                  of Clean Water and Registrant dated July 26, 1996.
10.20**           Memorandum of Understanding Between Foster Wheeler
                  Environmental Corporation and Mitsui Company (USA.) Inc.
                  dated October, 1996.
10.21**           Subcontract  between  Sam  Houston  State  University  and the
                  Company dated October 31, 1994.
10.22**           Modification Number 001 Subcontract SHSU - 5000 - 002 between
                  Sam Houston State University and the Company dated August,
                  1996.
10.23(1)          1997 Stock Option Plan
10.24             Amendment  Number 1 to License  Agreement  between the Company and Battelle Memorial Institute dated June, 1998.
10.25             Amendment  Number 1 to License  Agreement  between the Company and Battelle Memorial Institute dated June, 1998.
10.26             Amendment  Number 1 to License  Agreement  between the Company and Battelle Development Corporation dated June, 1998.
10.27             Amendment  Number 2 to License  Agreement  between the Company and Battelle Memorial Institute dated June, 1998.
10.28             Sublicense  Agreement  between the  Company  and  Thermoenergy
                  Environmental Corporation.
10.29             Shareholder    Agreement   by   and   among   Foster   Wheeler
                  Environmental   Corporation,   the  Company  and  Thermoenergy
                  Environmental Corporation dated September 9, 1998.
10.30             Agreement between the Foster Wheeler Environmental Corporation and the Company dated August 4, 1998.
10.31             Consulting   Agreement  between  the  Company  and  Nutrecycle
                  Ventures dated November 22, 1998.
10.32             License  Agreement  between the Company and Battelle  Memorial
                  Institute effective December 30, 1997.
10.33             Form of  Convertible  Debenture  dated August 24,  1998,  with
                  Robert S. Trump.
10.34             Amendment  Number 1 to License  Agreement  between the Company and Battelle Memorial Institute effective December 30, 1997.
10.35(1)          EmploymentAgreement  between Alex G. Vasbender and the Company dated November 18, 1998.
10.36(1)(9)       Non Qualified Bonus Compensation Option Agreement for
                  P.L. Montesi
10.37(1)(9)       Non qualified Bonus Compensation Option Agreement for
                  Dennis Cossey
10.38             Consulting   Agreement  between  the  Company  and Washington
                  Consulting Alliance dated June 22, 1998.
23.1              Consent of Independent Accountants

27.1              Financial Data Schedule (to be filed by amendment pursuant to
                  Rule 12b-25).
28.1*             Form of Security Escrow Agreement.


         * Incorporated by reference from the Company's Registration Statement on Form S-18, File No. 33-46104-FW, effective June 24, 1992.
         ** Incorporated by reference from the Company's Registration Statement on Form SB-2, File No. 333-21613.
          (1)     Management Contract or Compensatory Plan or Arrangement.
          (2) Incorporated by reference from the Company's Form 10-Q of March 31, 1993.
          (3) Incorporated by reference from the Company's Form 10-Q of June 30, 1993.
          (4) Incorporated by reference from the Company's Form 10-K of September 30, 1993.
          (5) Incorporated by reference from the Company's Form 10KA of September 30, 1993.
          (6) Incorporated by reference from the Company's Form 10-Q of March 31, 1995.
          (7) Incorporated by reference from the Company's Form 10-Q of June 30, 1995.
          (8) Incorporated by reference from the Company's Form 10-Q of March 31, 1996.
          (9) Incorporated by reference from the Company's Form 10-Q of September 30, 1999.

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

                                     THERMOENERGY CORPORATION


                            By:     /s/ P. L. Montesi
                                    -----------------
                                    P. L. Montesi
                                    President,  Chief Operating Officer,
                                    Director and Principal Financial Officer




         Signature                          Title                      Date


/s/ Dennis C. Cossey       Chairman, Chief Executive              March 28, 2000
--------------------       Officer, Secretary and Director
Dennis C. Cossey           (Principal Executive Officer)


/s/Primo L. Montesi        President and Director                 March 28, 2000
-------------------        (Principal Financial Officer)
Primo L. Montesi


/s/ J. Donald Phillips     Director                               March 28, 2000
----------------------
J. Donald Phillips


-----------------------
Dr. Louis J. Ortmann       Director                               March 28, 2000

/s/ Andrew T. Melton
--------------------------
Andrew T. Melton           Director                               March 28, 2000


                           Director                               March 28, 2000
---------------------------
Dr. Paul A. Loeffler


---------------------------
Jerald H. Sklar            Director                               March 28, 2000

                         Report of Independent Auditors

Board of Directors
ThermoEnergy Corporation
Little Rock, Arkansas

We have audited the accompanying balance sheets of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 1999 and 1998 and as of September 30, 1998, the related statements of operations and cash flows for the year ended December 31, 1999, the three months ended December 31, 1998, and the years ended September 30, 1998 and 1997, and for the period cumulative during development stage through December 31, 1999, and the related statements of changes in stockholders' equity (deficit) for each of the periods from October 1, 1991 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through December 31, 1999, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 1999 and 1998, and as of September 30, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997, and for the period cumulative during development stage through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company is in the development stage with no significant revenues from operations, has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company's technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Little Rock, Arkansas
March 3, 2000

Exhibit (a)(1)(1)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                December 31,       September 30,
                                                                ------------       -------------
                                                            1999            1998          1998
                                                            ----            ----          ----
ASSETS
Cash - Total Current Assets                            $   101,091    $   113,220    $   242,486

Advances to officers (Note 6)                              598,015        423,015        381,015
Accrued interest receivable - officers (Note 6)             98,930         58,247         49,567
Property and equipment, at cost:
  Equipment                                                 14,818         14,818         14,818
  Furniture and fixtures                                     4,991          4,991          4,991
  Less accumulated depreciation                            (19,809)       (19,809)       (19,809)
                                                       -----------    -----------    -----------
                                                                 -              -              -
                                                       -----------    -----------    -----------
                                                       $   798,036    $   594,482    $   673,068
                                                       ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Accounts payable (Note 12)                             $   661,176    $   564,183    $   590,903
Accrued interest payable - principally related
  parties (Note 4)                                         414,425        299,130        246,671
Deferred compensation (Note 6)                           1,660,695      1,282,114      1,192,779
Notes payable to stockholders (Note 4)                     178,735        932,900        932,900
                                                           -------        -------        -------
      Total Current Liabilities                          2,915,031      3,078,327      2,963,253
                                                         =========      =========      =========

Convertible Debentures - principally related
  parties (Notes 4 and 12)                               2,199,379        956,000        906,000
                                                         ---------        -------        -------
      Total Liabilities                                  5,114,410      4,034,327      3,869,253
                                                         =========      =========      =========
Commitments and contingencies (Notes 2, 3, 4, 7, 10,
 11 and 12)
Stockholders' equity (deficit) (Notes 4, 7 and 12):
 Preferred stock, non-voting, $1 par value:
  Authorized - 10,000,000 shares; none issued
 Common Stock, $.001 par value:
  Series A Common Stock; Authorized - 10,000,000
   shares; no shares issued and outstanding
  Series B Common Stock; Authorized - 65,000,000
   shares; issued:  3,883,618 shares at December 31,
   1999 and 3,486,797 shares at December 31, 1998
   and September 30, 1998; outstanding: 3,799,789
   shares at December 31, 1999 and 3,402,968 shares
   at December 31, 1998 and September 30, 1998               3,884          3,487          3,487
Additional paid-in capital                               4,658,797      4,334,864      4,334,864
Deficit accumulated during the development stage        (8,979,055)    (7,778,196)    (7,534,536)
                                                        ----------     ----------     ----------
                                                        (4,316,374)    (3,439,845)    (3,196,185)
                                                        ----------     ----------     ----------
                                                       $   798,036    $   594,482    $   673,068
                                                       ===========    ===========    ===========

See notes to financial statements.

Exhibit (a)(1)(2)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                Cumulative                                   Three
                                During                   Year                Months
                                Development              Ended               Ended                   Year Ended
                                Stage Through         December 31,        December 31,              September 30,
                                December 31, 1999    ------------        ------------               -------------
                                -----------------        1999                 1998             1998                1997
                                                         ----                 ----             ----                ----
Operating expenses:
 General and administrative       $ 6,760,790     $ 1,018,076          $   171,773       $  556,243        $    930,866
 Payments under licenses
  (Note 3)                            797,266          65,000                                65,000              40,000
 Travel and entertainment           1,178,330         196,805               27,446           50,472             152,937
                                    ---------         -------               ------           ------             -------
                                    8,736,386       1,279,881              199,219          671,715           1,123,803
                                    ---------       ---------              -------          -------           ---------
Loss From Operations               (8,736,386)     (1,279,881)            (199,219)        (671,715)         (1,123,803)
                                   ----------      ----------             --------         --------          ----------
Other income (expense):
 Interest income (Note 6)             161,693          46,647               10,018           28,394              15,849
 Gain on settlement of lawsuit
  (Note 10)                           293,779         293,779
 Other income (Note 10)                49,550          49,550
 Interest expense - principally
    related parties (Note 4)         (747,624)       (310,887)             (54,459)        (153,778)            (88,082)
                                     --------        --------              -------         --------             -------
                                     (242,602)         79,089              (44,441)        (125,384)            (72,233)
                                     --------          ------              -------         --------             -------
Net Loss                          $(8,978,988)    $(1,200,792)         $  (243,660)      $ (797,099)       $ (1,196,036)
                                  ===========     ===========          ===========       ==========        ============
Basic and Diluted per Common
 Share (Notes 1, 4, 7 and 12):
  Loss From Operations            $     (2.31)    $      (.31)         $      (.05)      $     (.17)       $       (.29)
  Net Loss                        $     (2.37)    $      (.29)         $      (.06)      $     (.20)       $       (.31)


See notes to financial statements.

Exhibit (a)(1)(3)

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           Periods Ended September 30, 1988 Through December 31, 1999

                                                                         Deficit
                                             Series                  Accumulated
                                                  B    Additional     During the
                                             Common       Paid-in    Development
                                              Stock       Capital          Stage             Total
                                              -----       -------          -----             -----
Issuance of stock, January 1988,
(2,205,762 shares at $.08
per share)                              $     2,206   $   178,094       $               $  180,300

Net loss                                                                (290,483)         (290,483)
                                           --------      --------       --------          --------
Balance (deficit),
September 30, 1988                            2,206       178,094       (290,483)         (110,183)

Conversion of $412,000 of
debentures and accrued
interest, September 1989
(306,335 shares)                                306       456,695                          457,001

Net loss                                                                (338,985)         (338,985)
                                           --------      --------       --------          --------
Balance (deficit),
September 30, 1989                            2,512       634,789       (629,468)            7,833

Net loss                                                                (255,036)         (255,036)
                                           --------      --------       --------          --------
Balance (deficit),
September 30, 1990                            2,512       634,789       (884,504)         (247,203)

Conversion of $63,000 of
unsecured debentures and
accrued interest at 10%,
March 1991, (44,286 shares)                      44        70,813                           70,857

Issuance of stock, May - June
1991, (387,880 shares:
366,630 at $1.60 per share;
21,250 shares at $.80 per
share)                                          388       603,219                          603,607

Issuance of stock for interest,
June 1991, (1,375 shares at
$1.60 per share)                                  1         2,199                            2,200

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)CONTINUED
           Periods Ended September 30, 1988 Through December 31, 1999

                                                                         Deficit
                                             Series                  Accumulated
                                                  B    Additional     During the
                                             Common       Paid-in    Development
                                              Stock       Capital          Stage             Total
                                             ------      --------      ---------             -----

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

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)CONTINUED
           Periods Ended September 30, 1988 Through December 31, 1999

                                                                         Deficit
                                             Series                  Accumulated
                                                  B    Additional     During the
                                             Common       Paid-in    Development
                                              Stock       Capital          Stage             Total
                                              -----       -------          -----             -----
Issuance of warrants to
stockholder                                   $         $   6,333        $            $      6,333

Conversion of $103,000 of
notes payable to stockholders
and accrued interest, December
1992 (6,438 shares)                               6       102,994                          103,000

Issuance of stock for
consulting services, June
1993 (9,375 shares at
$16.00 per share)                                 9       149,991                          150,000

Net loss                                                              (1,207,921)       (1,207,921)
                                           --------      --------       --------          --------
Balance (deficit), September 30,
1993                                          3,202     3,296,856     (3,325,355)          (25,297)

Issuance of warrants to
stockholders                                              226,000                          226,000

Issuance of stock for exercise
of stock options, March 1994
(3,750 shares at $1.60 per share)                 4         5,996                            6,000

Issuance of stock for exercise
of warrants by stockholder,
August 1994 (3,677 shares at
$13.60 per share)                                 4        49,997                           50,001

Net loss                                                                (767,427)         (767,427)
                                           --------      --------       --------          --------
Balance (deficit), September 30,
1994                                          3,210     3,578,849     (4,092,782)         (510,723)

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 1999

                                                                         Deficit
                                             Series                  Accumulated
                                                  B    Additional     During the
                                             Common       Paid-in    Development
                                              Stock       Capital          Stage             Total
                                              -----       -------          -----             -----
Issuance of warrants to stockholders         $           $  9,760         $              $   9,760
Issuance of stock, May 1995
 (6,250 shares at $8.00 per share)                6        49,994                           50,000
Issuance of stock for
 exercise of warrants by
 stockholder, June 1995
 (6,250 shares at $8.00 per share)                6        49,994                           50,000
Issuance of stock for expenses, July 1995
 (18,750 shares at $8.00 per share)              19       149,981                          150,000
Net loss                                                                (896,998)         (896,998)
                                           --------      --------       --------          --------
Balance (deficit), September 30, 1995         3,241     3,838,578     (4,989,780)       (1,147,961)
Issuance of warrants to stockholders                        5,340                            5,340
Net loss                                                                (551,621)         (551,621)
                                           --------      --------       --------          --------
Balance (deficit),  September 30, 1996        3,241     3,843,918     (5,541,401)       (1,694,242)
Issuance of stock, July 1997
 (50,000 shares at $2.00 per share)              50        99,950                          100,000
Conversion of $338,100 of notes
 payable to stockholders and accrued
 interest, July 1997 (195,596 shares)           196       390,996                          391,192
Net loss                                                              (1,196,036)       (1,196,036)
                                           --------      --------       --------          --------
Balance (deficit), September 30, 1997         3,487     4,334,864     (6,737,437)       (2,399,086)
Net loss                                                                (797,099)         (797,099)
                                           --------     ---------      ---------         ---------
Balance (deficit), September 30, 1998         3,487     4,334,864     (7,534,536)       (3,196,185)
Net loss (three months)                                                 (243,660)         (243,660)
                                           --------      --------       --------          --------
Balance (deficit), December 31, 1998          3,487     4,334,864     (7,778,196)       (3,439,845)
Issuance of stock in connection with 10%
 notes payable to stockholders, January
 1999 (67,600 shares at par value)               67                          (67)
Conversion of $238,165 of notes payable to
 stockholders and accrued interest, various
 months during 1999 (147,602 shares)            148       295,056                          295,204
Issuance of stock for expenses, August
 1999 (181,619 shares at $.16 per share)        182        28,877                           29,059
Net loss                                                              (1,200,792)       (1,200,792)
                                           --------      --------       --------          --------
Balance (deficit), December 31, 1999        $ 3,884    $4,658,797    $(8,979,055)      $(4,316,374)
                                            =======    ==========    ===========       ===========

See notes to financial statements.

Exhibit (a)(1)(4)

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                         Cumulative                        Three
                                             During          Year         Months
                                        Development         Ended          Ended                    Year Ended
                                      Stage Through   December 31,   December 31,                  September 30,
                                  December 31, 1999  ------------   ------------                   -------------
                                  -----------------          1999           1998               1998             1997
                                                             ----           ----               ----             ----
Operating activities:
 Net loss                               $(8,978,988)  $(1,200,792)     $(243,660)         $(797,099)     $(1,196,036)
 Items not requiring
 (providing) cash:
  Depreciation                               19,809                                           2,831            2,831
  Expenses funded by Common
   Stock issuance                           625,338        29,059                                             53,092
  Other (Note 10)                          (290,438)     (293,779)                           16,000
 Changes in:
  Advances to officers                     (796,998)     (175,000)       (42,000)          (122,650)        (162,165)
  Other receivables                         (98,930)      (40,683)        (8,680)           (25,898)         (14,531)
  Accounts payable                          790,799       226,616        (26,720)          (142,757)         238,762
  Accrued expenses                          600,220       301,090         52,459            153,778           34,990
  Deferred compensation                   1,859,677       378,581         89,335            323,235          289,770
                                          ---------       -------         ------            -------          -------
   Net cash used in
   operating activities                  (6,269,511)     (774,908)      (179,266)          (592,560)        (753,287)
                                         ----------      --------       --------           --------         --------
Investing activities:
 Purchases of fixed assets                  (19,808)
 Other (Note 10)                            290,438       293,779
                                            -------       -------
   Net cash used in
   investing activities                     270,630       293,779
                                            -------       -------
Financing  activities:
 Proceeds from issuance of
  Common Stock and warrants               2,720,562                                                          100,000
 Proceeds from notes payable              1,665,609                                          20,000          656,000
 Proceeds from convertible
  debentures                              1,760,000       469,000         50,000            750,000
 Payments on notes payable                 (154,609)
 Other                                      108,410
                                         ----------      --------       --------           --------
   Net cash provided by
   financing activities                   6,099,972       469,000         50,000            770,000          756,000
                                          ---------       -------         ------            -------          -------
Increase (decrease) in cash                 101,091       (12,129)      (129,266)           177,440            2,713
Cash, beginning of period                         0       113,220        242,486             65,046           62,333
                                            -------       -------        -------             ------           ------
Cash, end of period                     $   101,091     $ 101,091      $ 113,220          $ 242,486       $   65,046
                                        ===========     =========      =========          =========       ==========

See notes to financial statements.

Exhibit (a)(1)(5)

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

Note 1:  Organization and summary of significant accounting policies
--------------------------------------------------------------------

Change in fiscal  year  end
---------------------------
During 1998, the Board of Directors of ThermoEnergy Corporation ("the Company") approved a change in the Company's fiscal year end from September 30 to December
31. The Company filed a transition report on Form 10-Q with the Securities and Exchange Commission for the period from October 1, 1998 through December 31, 1998.

Nature of business
------------------
The Company was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include three chemical processes known as Sludge-to-Oil Reactor System, or STORS, and Nitrogen Removal, or NitRem, and Ammonia Recovery Process, or ARP, which were developed through research projects at Battelle Memorial Institute (Battelle). A fourth technology, a dual-shell pressure balance vessel, known as the Dual Shell Reactor ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted. STORS, NitRem, ARP and DSR are referred to collectively as the "Technologies". (See Note 12 for discussion of the Company filing for a patent for a fifth technology during January 2000.)

The Company was formed for the transfer of technology from American Fuel and Power Corporation ("AFP") in 1988 to continue development of the STORS technology under assignment of the license from AFP, the original licensee. Management of the AFP division developing the STORS technology became management of the Company concurrent with the terms of the transfer. The license was assigned to the Company under an agreement requiring that 70 percent of the Company's initial outstanding Common Stock, approximately 1,543,750 shares, be issued to AFP for distribution to AFP stockholders.

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

Property and  equipment
-----------------------
Property and equipment are depreciated over the estimated useful life of each asset. Depreciation is computed primarily using the straight-line method.

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 1: Organization and summary of significant accounting policies (continued)
-------------------------------------------------------------------------------

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss per common  share
----------------------
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992,) have been treated as outstanding for all periods presented in accordance with SAB 83 Topic 4D. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,105,128, 4,045,557, 4,045,557, 3,844,636 and 3,786,998
shares for the periods ended December 31, 1999 and 1998, and September 30, 1998 and 1997, and cumulative since inception through December 31, 1999, respectively. Warrants to purchase approximately 671,000 shares of Series B Common Stock, stock options awarded to officers for 300,000 shares of Series B Common Stock and stock options under the 1997 Stock Option Plan, which provides for the issuance of up to 750,000 shares of Series B Common Stock, were not included in the computation of diluted loss per share since the effect would be antidilutive. See Notes 4 and 12 for information regarding convertible debentures issued during 1998, 1999 and 2000 and for additional awards of stock options.

Reclassifications
-----------------
Certain amounts in the 1998 and 1997 financial statements have been reclassified in order to conform with the reporting format used for the 1999 financial statements.

Note  2:  Joint  venture  corporation agreement
-----------------------------------------------
During 1998, the Company and Foster Wheeler Environmental Corporation ("FWEC") agreed to form ThermoEnergy Environmental Corporation ("TENC") to act as a joint venture for purposes of, among other things, developing, marketing and utilizing the ARP technology. The shareholders' agreement executed in connection therewith obligates the Company to sub-license the ARP technology to TENC (see Note 3) and FWEC to provide funding, not to exceed $500,000, for the demonstration project with the City of New York, which is more fully discussed in Note 10. The
Company's ownership percentage will be 49.9% (requiring a cash capital contribution of $499) and FWEC's ownership percentage will be 50.1% of the outstanding stock of TENC. As of December 31, 1999, TENC had not been capitalized and had no transactions.

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 3: License and marketing  agreements
-----------------------------------------
The license agreements with Battelle permit the Company to commercialize the Technologies with respect to municipal, industrial and Department of Defense hazardous and non-hazardous water/wastewater/sludge processing. Payments under the terms of the license agreements have been charged to operations.

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

The Company entered into the agreements referred to above and in Notes 2 and 10 as part of its business strategy of creating collaborative working relationships with established engineering and environmental companies. Management believes that such relationships will limit the Company's participation in future projects to providing the Technologies and technical support relevant to the design of STORS, NitRem, ARP and/or the DSR portion of such projects. The Company may be required to bear a portion of the operational costs of such collaborative efforts. Accordingly, the profitability of future projects and the Company's financial success may be largely dependent upon the abilities and financial resources of the parties collaborating with the Company. (See Note 12 for discussion of the Company filing for a patent for a fifth technology during January 2000.)

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 4:  Borrowings, principally from related parties
-----------------------------------------------------

Notes payable to stockholders consisted of the  following:

                                            December 31,           September 30,
                                            ------------           -------------
                                        1999             1998               1998
                                        ----             ----               ----
6.63% unsecured notes               $158,735         $396,900          $ 396,900

10% unsecured notes                   20,000          536,000            536,000
                                      ------          -------            -------
                                    $178,735         $932,900           $932,900
                                    ========         ========           ========

The 6.63% notes outstanding at December 31, 1999 mature during the year ending December 31, 2000. The notes provide that the principal balances and accrued interest will become immediately due and payable at the closing of the next public offering of securities of the Company should that event occur prior to the stated maturity dates. In addition, if the Company obtains financing from a third party on terms more favorable to the third party than the terms of the notes to the stockholders, the Company and the stockholders may agree to modify the notes to the stockholders to reflect the more favorable terms. During 1999 and 1997, the Company converted $238,165 and $338,100, respectively, of the 6.63% notes and related accrued interest to 147,602 and 195,596 shares, respectively, of Series B Common Stock (see Note 7). Management anticipates that the remaining $158,735 of 6.63% notes and related accrued interest will be converted to shares of the Company's Series B Common Stock if sufficient funds are not available to repay the notes as they mature during 2000.

During the year ended September 30, 1997, the Board of Directors authorized the Company to borrow from stockholders up to $700,000 to fund operations through the completion of a proposed public offering (see Note 7). The terms of the 10% notes provided for maturities six months from the date of execution or the closing of the proposed public offering, whichever was sooner. The notes also provided for the issuance of shares of Series B Common Stock to holders of the notes in the ratio of one share for each $10 loaned to the Company (see Note 7). Since the public offering did not occur, the Company issued convertible debentures (described below) during 1999 and 1998 in exchange for all but $20,000 (which management anticipates will be exchanged for a convertible debenture during 2000) of the 10% notes and related accrued interest.

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 4: Borrowings, principally from related parties (continued)
----------------------------------------------------------------

During 1998 and 1999, the Company's Board of Directors approved the issuance of up to $2,500,000 of Series 98, 15% Convertible Debentures, due January 15, 2003 (see Note 12 for approval of a $5,000,000 increase in the authorized amount of the Debentures during 2000). Debentures with an aggregate principal balance of $469,000, $50,000 and $750,000 were sold for cash during during the periods ended December 31, 1999 and 1998, and September 30, 1998, respectively. Debentures with an aggregate principal balance of $644,756 and $156,000 were issued to stockholders during the years ended December 31, 1999 and September 30, 1998 in exchange for the 10% notes and related accrued interest due to them by the Company. During the year ended December 31, 1999, the Company issued a Debenture in the amount of $129,623 to Battelle in satisfaction of an accounts payable balance. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

Based on the borrowing rates currently available to the Company for borrowings with similar terms, the fair value of borrowings approximated the book value of such borrowings at December 31, 1999.

Note 5: Income taxes
--------------------

The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109. The Statement provides that the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred taxes. A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the periods ended December 31, 1999 and 1998, and September 30, 1998, were increases of approximately $447,000, $90,000 and $302,000, respectively. The Company's deferred tax liabilities are not significant.

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

Note 5: Income taxes(continued)
-------------------------------

Significant components of the Company's deferred tax assets are as follows:

                                          December 31,             September 30,
                                         ------------              -------------
                                     1999           1998                    1998
                                     ----           ----                    ----
Net operating loss
 carryforwards                 $2,454,000     $2,151,000              $2,095,000
Deferred compensation             631,000        487,000                 453,000
Capitalized costs for income
tax reporting purposes             78,000         78,000                  78,000
Other                              36,000         36,000                  36,000
                                   ------         ------                  ------
                                3,199,000      2,752,000               2,662,000
Valuation allowance for
deferred tax assets            (3,199,000)    (2,752,000)            (2,662,000)
                               ----------     ----------             ----------
                               $        0     $        0             $         0
                               ==========     ==========             ===========

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the period ended:

                                         December 31,              September 30,
                                         ------------              -------------
                                     1999           1998        1998        1997
                                     ----           ----        ----        ----
Computed at the statutory
rate (34%)                      $(408,269)      $(82,844)  $(271,014) $(406,652)
Increase in taxes resulting from
net operating loss benefit
not recognized                    408,269         82,844     271,014     406,652
                                  -------         ------     -------     -------
Provision for income taxes      $       0       $      0   $       0  $        0
                                =========       ========   =========  ==========

The Company has net operating loss carryforwards at December 31, 1999 of approximately $6,450,000 which expire in various amounts during 2003 through 2019.

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


Note 6: Related party transactions
----------------------------------

During the periods ended December 31, 1999 and 1998, and September 30, 1998 and 1997, the Company advanced an aggregate of $175,000, $42,000, $122,650, and $162,165, respectively, to officers of the Company. The advances outstanding are due on demand with interest at the average prime rate of a local bank. Interest income on the advances amounted to $40,683, $8,680, $25,899, and $14,531 for the periods ended December 31, 1999 and 1998 , and September 30, 1998 and 1997, respectively. See Notes 4, 7 and 12 for information concerning notes payable and other transactions with stockholders.

During the periods ended December 31, 1999 and 1998, and September 30, 1998 and 1997, the Company incurred expenses for support services by Battelle of approximately $86,000, $14,000, $52,000 and $72,000, respectively. See Notes 4 and 7 for information concerning other transactions with Battelle.

During 1991, the Board of Directors adopted a resolution specifying amounts of deferred compensation for the Company's Chief Executive Officer and the Company's President for services rendered prior to September 30, 1991. The Board of Directors also approved employment agreements with the officers effective
January 1, 1992 specifying minimum levels of compensation and terms of employment. The agreements provide a minimum annual salary of $72,000 to each of the individuals with 10% annual increases until the salary for each individual reaches $175,000. The agreements provide for incentive compensation in addition to the above described salary, not to exceed 50% of such salary determined in accordance with a formula to be established annually in good faith by a committee of the Board of Directors. Any amounts earned as salary and incentive compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the prime rate of a local bank until payment. Deferred incentive compensation aggregating $50,000 has been approved by the Board of Directors. No incentive compensation was earned during the periods ended December 31, 1999 and 1998, and September 30, 1998 and 1997. Compensation expense aggregating $97,949, $25,555, $73,911 and $49,708 was accrued during the periods ended December 31, 1999 and 1998, and September 30, 1998 and 1997,
respectively, pursuant to the interest provisions of the compensation arrangements. The Board resolution provides that amounts due from officers may be offset against accrued deferred compensation.

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

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 6: Related party transactions (continued)
----------------------------------------------

During November 1998, the Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Senior Vice President of Corporate Technology. In order to assist the Company in conserving cash, an amendment to the agreement was executed which provides the executive with a half-time position for a period not to exceed twelve months. The employment agreement provides for, among other things, basic, incentive and other compensation. The Company leases office space on a month to month basis from a company of which this individual is an officer and stockholder.

Note 7: Common Stock
--------------------

During 1994 and 1996, the Company's stockholders approved four-to-one reverse stock splits of the Company's Common Stock. These reverse stock splits were implemented during 1997. All numbers of Common Stock shares and per share data have been restated to reflect the reverse stock splits.

During 1996, the Board of Directors of the Company approved the execution of a nonbinding letter of intent with a NASD member broker-dealer to act as managing underwriter in connection with a proposed public offering. During 1997, the broker-dealer informed the Company that it would be unable to complete the proposed public offering. The Company terminated its relationship with the broker-dealer and filed a lawsuit against the firm (see Note 10). Deferred public offering expenses of approximately $282,000 were expensed as of September 30, 1997 as a result of the failure of the public offering.

In January 1999, the Company issued 67,600 shares of Series B Common Stock to the holders of the 10% notes payable to stockholders in accordance with the related note agreements. In August 1999, the Company issued 181,619 shares of Series B Common Stock in satisfaction of expenses aggregating $29,059. The Company issued 147,602 shares of Series B Common Stock to the holders of 6.63% notes payable to stockholders, which had matured during the year ended December 31, 1999, in the aggregate amount of $295,204, including $57,039 of accrued interest. During 1997, the Company and a stockholder agreed to convert $338,100 of 6.63% notes payable and related accrued interest of $53,092 to 195,596 shares of Series B Common Stock. The stockholder also purchased 50,000 shares of Series B Common Stock at $2.00 per share.

During June 1999, the Board of Directors approved executive bonuses for two officers in the form of 150,000 non-qualified stock options to each officer. The options expire in five years and are exercisable at $2.00 per share. Since the exercise price approximates the fair value of the Company's Series B Common Stock, no compensation expense was accrued in the accompanying financial statements (see Note 12).

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 7: Common Stock (continued)
--------------------------------

During 1995, a stockholder purchased 6,250 shares of Common Stock at $8.00 per share and warrants for 6,250 shares of Common Stock at $8.00 per share at a price equal to the par value of the Company's Common Stock. The stockholder exercised the warrants during 1995.

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

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 7: Common Stock (continued)
--------------------------------

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

The Company's 1997 Stock Option Plan (the "Plan") provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Series B Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. At December 31, 1999 the Company was committed to issue options under the automatic grant provisions for 15,000 shares of Series B Common Stock. No other grants under the Plan have been made.

At December 31, 1999, approximately 3,341,000 shares of Series B Common Stock were reserved for future issuance under warrant and stock option arrangements and the 1997 Stock Option Plan (see Note 12).

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 8: Employee stock ownership plan
-------------------------------------

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 1999, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

Note 9: Management's consideration of going concern matters
-----------------------------------------------------------

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. As more fully described in Note 12, the Company is authorized to issue an additional $5,000,000 of Series 98 Convertible Debentures. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

The overall goal of the Company is to successfully complete a demonstration project for STORS, NitRem and/or ARP (see Note 12). Management plans to utilize any demonstration facilities to expand the visibility of the Company in municipal, industrial, Department of Defense and Department of Energy markets. A successful demonstration project is the single most important business factor in implementation of the Company's plan of operations.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. As described more fully in Notes 2 and 3, the Company has entered into agreements with third parties in order to pursue this business strategy.

                            THERMOENERGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Note 10: Commitments and contingencies
--------------------------------------

The Company is the general contractor in connection with a Technology demonstration for the City of Colton, California, which is being funded by a federal grant. The Company has contracted with Foster Wheeler Environmental Corporation ("FWEC") to fabricate, install and operate the demonstration unit. During 1999, the Company sold scrap parts to the project for $49,550. The Company has received funds aggregating approximately $2,560,000 from the City of Colton of which approximately $2,451,000 have been paid to FWEC and other subcontractors. The custodial funds held by the Company pending payment to subcontractors for the project, are maintained in a separate bank account which is not included in the accompanying financial statements.

During 1996, the Company signed an agreement with the City of New York which allows the Company to demonstrate certain services and equipment. The Company agreed to provide the test equipment at no cost to the City of New York for a period of not less than 150 consecutive calendar days nor more than 200 consecutive calendar days from the start-up of the demonstration. As described in Note 2, the Company and Foster Wheeler Environmental Corporation agreed to form a corporation during 1998 to conduct the demonstration project.

During 1998, the Company filed a lawsuit seeking compensatory and punitive damages from the broker-dealer involved in the Company's 1997 failed public offering. During June 1999, the Company and the broker-dealer entered into a release and settlement agreement. In connection with this agreement, the Company received $75,000 in cash, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase shares of the Stock at a price of $4.00 per share for a period of five years from the date of the agreement. The Company sold all 50,000 shares of the Stock during 1999. The Company also exercised warrants for 5,000 shares of the Stock which were sold during 1999 (see Note 12 for information concerning the sale of the remaining warrants during January 2000). A gain of $293,779 was recorded in the accompanying 1999 financial statements in connection with the release and settlement agreement.

Note 11: Executive Bonus Plan
-----------------------------

During 1997, the Company's Board of Directors established a five-year Executive Bonus Plan (the "Bonus Plan") to reward executive officers and other key employees based upon the Company achieving certain performance levels. Under the Bonus Plan, commencing with the Company's 1997 fiscal year and for each of the four fiscal years thereafter, the Company will have discretion to award bonuses in an aggregate amount in each fiscal year equal to 1% of the Company's net sales revenues for each fiscal year, provided and on condition that the Company achieves a net profit before taxes of not less that 5% of net sales but less that 15% of net sales.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

Note 11: Executive Bonus Plan (continued)
-----------------------------------------

The Board of Directors approved bonus payment percentages for certain individuals for the year ended September 30, 1997. In the future, the Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool which may be paid annually to participants. No persons were entitled to receive bonus payments since the inception of the plan.

Note 12:  Subsequent events
---------------------------

During January 2000, the Company exercised the remaining warrants received in connection with the agreement with a broker-dealer (more fully discussed in Note
10) for 15,000 shares of stock which were sold simultaneously with the exercise of the warrants. A gain of $23,644 was realized in connection with this transaction.

During January 2000, the Company filed a patent application for the ThermoEnergy Corporation Integrated Power Systems ("TIPS") technology, a clean energy process for converting fossil fuels to energy without air emissions. Management anticipates that the Company will rely on its own resources and that of strategic partners in the energy business to develop TIPS.

During February 2000, the Company's Board of Directors approved the issuance of an additional $5,000,000 (increasing the authorized amount to $7,500,000) of the Series 98, 15% Convertible Debentures, due January 15, 2003. Debentures aggregating $97,000 were issued for cash during January and February of 2000. Debentures aggregating $195,377 were issued during February 2000 in satisfaction of an accounts payable balance.

During February 2000, a stockholder exercised warrants to purchase 2,500 shares of Series B Common Stock at $2.00 per share.

During February 2000, the Board of Directors awarded 100,000 non-qualified stock options to purchase Series B Common Stock to the Company's Executive President and Senior Vice President of Corporate Technology. The options expire in five years and are exercisable at $2.00 per share.

During March 2000, the Board of Directors awarded 250,000 non-qualified stock options to purchase Series B Common Stock to both the Chief Executive Officer and the President of the Company. The options expire in five years and are exercisable at $2.00 per share.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

Note 13: Unaudited condensed financial statements - transition period
---------------------------------------------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and the Exchange Act rules for transition reports for the change in the Company's fiscal year from September 30 to December 31. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The 1998 financial statements have been derived from the audited financial statements at that date, which are included herein, and reference is made to those financial statements and footnotes.

                       Condensed Statements of Operations
   Three Months Ended December 31, 1998 and 1997 and Period Cumulative During
                  Development Stage Through December 31, 1998

                                                                      Cumulative
                                      1998                 1997            1998
                                      ----                 ----            ----
                                                       (Unaudited)
Operating expenses:
  General and administrative     $ 171,773             $ 120,526     $ 5,742,714
  Payments under licenses                                                732,266
  Travel and entertainment          27,446                29,024         981,525
                                ----------            ----------     -----------
                                   199,219               149,550       7,456,505
                                 ---------             ---------     -----------
Loss from Operations              (199,219)             (149,550)    (7,456,505)
                                 ---------             ---------     -----------

Other Income (Expense)
  Interest income                   10,018                 5,855         115,046
  Interest expense                 (54,459)              (23,371)      (436,737)
                                ----------            ----------     -----------
                                   (44,441)              (17,516)      (321,691)
                                ----------            ----------     -----------

Net Loss                         $(243,660)            $(167,066)   $(7,778,196)
                                 =========             =========     ===========

Basic and Diluted per share

  Loss from Operations           $    (.05)            $    (.04)    $    (1.99)
  Net Loss                       $    (.06)            $    (.04)    $    (2.07)

                            THERMOENERGY CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 13:  Unaudited   condensed   financial   statements  -  transition   period
     (continued)
--------------------------------------------------------------------------------

                       Condensed Statements of Cash Flows
   Three Months Ended December 31, 1998 and 1997 and Period Cumulative During
                  Development Stage Through December 31, 1998

                                                                      Cumulative

                                      1998                  1997            1998
                                      ----                  ----            ----
                                                        (Unaudited)

Net cash used in operations      $(179,266)            $ (54,380)   $(5,494,603)
Investing activities:
  Purchases of fixed assets                                             (19,808)
  Other                                                                  (3,341)
                                  --------             ---------    ------------
                                                                        (23,149)
                                  --------             ---------    ------------
Financing activities:
  Proceeds from common stock                                           2,720,562
  Proceeds from notes payable                             20,000       1,665,609
  Proceeds from debentures          50,000                             1,291,000
  Other                                                                 (46,199)
                                  --------             ---------    ------------
                                    50,000                20,000       5,630,972
                                  --------             ---------    ------------
Increase (decrease) in cash       (129,266)              (34,380)        113,220
Cash, beginning of period          242,486                65,046               0
                                  --------             ---------    ------------
Cash, end of period               $113,220             $  30,666     $   113,220
                                  ========             =========     ===========


Notes to unaudited condensed financial statements - transition period

(1) The adjusted weighted average number of common shares outstanding used in the basic and diluted loss per share computations were 4,045,557 shares for the three months ended December 31, 1998 and 1997 and 3,751,814 shares for the period cumulative during development stage through December 31, 1998.

(2) Certain amounts in the 1997 financial statements have been reclassified to conform to the reporting format used in the 1998 financial statements.

Exhibit 10.38

                              CONSULTING AGREEMENT

     This agreement is entered into this 22 day of June, 1998, by and between, ThermoEnergy Corporation, ("TEC"), having it principal place of business at 323 Center Street, Suite 1300, Little Rock, Arkansas, 72201 and Thomas L. Burgum ("Consultant") having offices at Washington Consulting Alliance, 421 New Jersey Ave., SE, Washington, D.C. 20003.

     WHEREAS, the San Bernadino Valley Municipal Water District ("SBVMWD") was name recipient of a $3,000,000 grant (the "Grant") from the United States Government pursuant to Public Law 104-204 to host the demonstration of a new sludge and wastewater treatment technology (the "Demonstration Project"), to wit:

STORS/DSR;

     WHEREAS, TEC is the worldwide licensee of the STORS/DSR Technology (the "Technology") and is interested in proceeding with the Demonstration Project;

     WHEREAS,    Consultant   was   instrumental   in   securing   Congressional
appropriation of the Grant; and

     WHEREAS, TEC desires to retain Consultant as in independent contractor to provide professional services in connection with the Demonstration Project;

     NOW THEREFORE, in consideration of the mutual promises and covenants contained herein, the parties hereto mutually agree as follows:

                          1. SCOPE OF WORK AND SERVICES

     A. Consultant shall furnish such services to TEC as TEC and Consultant jointly determine to be beneficial to TEC from time to time, and at such places(s) as shall be mutually agreeable, including, but not limited to the following:

          (1)  to promote TEC and the Demonstration Project; and
          (2)  to serve as a liaison between TEC and the SBVMWD;

     B. Consultant agrees to perform all work to the complete satisfaction of TEC. If the quality of the Consultant's work is not satisfactory, TEC has in its sole discretion the right to (1) require Consultant to meet with TEC to review the quality of the work and resolve matters concerned and (2) to submit unresolved matters for binding arbitration pursuant to Article 9 of this agreement.

                             2. TERM AND TERMINATION

     A. The term of this agreement is twenty four (24) months. Notwithstanding, the term specified above, Consultant's compensation pursuant to Article 3 of this agreement will not begin until the EPA releases the necessary funds to commence the Demonstration Project. TEC may in its sole discretion terminate this agreement at any time if the purpose, condition or needs of TEC change with respect to the Demonstration Project, such as cancellation of the Demonstration Project by the EPA or SBVMWD, provided that Consultant is given thirty (30) days notice.

     B. The parties may modify or extend the terms of this agreement through an addendum or other instrument signed by the parties.

                                 3.COMPENSATION

     A. In consideration of Consultants performance of the Scope of Work and Services pursuant to Article 1 of this agreement, TEC shall pay Consultant Five Thousand Dollars ($5,000) per month upon release of the funds frm the EPA necessary to commence the Demonstration Project. TEC shall reimburse Consultant for all reasonable and actual expenses incurred in the performance of work under this Agreement, provided any and all proposed expenditures first approved in writing by TEC.

     B. TEC agrees to pay all fees and expenses within thirty days after receipt of an invoice for same from Consultant. Invoices shall be sent to TEC at the address in Article 8 of this agreement.

                           4. LIMITATION OF LIABILITY

     At all times herein, Consultant, his employees, agents and servants in performance of Article 1 of this Agreement shall be deemed to be performing as an independent contractor and not as agents, employees or servants of TEC.

                         5. WARRANTY AND REPRESENTATIONS

     Consultant warrants and represents to use his best efforts at all times herein, to act in good faith at all times herein and to perform in an acceptable profession manner in furtherance of the terms of Article 1 of this agreement. Consultant makes no guarantee as to the result of any task undertaken by Consultant under the terms of this agreement.

                                6. GOVERNING LAW

     This agreement shall be government by and controlled in accordance with the laws of the State of Arkansas.

                                  7. ASSIGNMENT

     Neither party to this agreement my assign and interest in, nor any other right of obligation thereunder to any third party, nor may a security interest therein by created without the prior written consent of the other party.

                                   8. NOTICES

     Any notice to be given under this agreement shall be given by enclosing the same in a sealed, postage prepaid envelop, and depositing the same in the United States Postal Services, addressed as follow:

         If to TEC:                         Mr. Denis Cossey, CEO
         ----------
                                            ThermoEnergy Corporation
                                            323 Center Street, Suite 1300
                                            Little Rock, AR  72201

         If to Consultant:                  Mr. Tom Burgum
         -----------------
                                            Washington Consulting Alliance
                                            421 New Jersey Ave. Suite 20A
                                            Washington, D.C. 20003

                              9. DISPUTE RESOLUTION

     In the event of a disagreement or dispute regarding matter covered by this Agreement, which cannot be resolved by mutual agreement, the parties hereto shall submit such disagreement of dispute to binding arbitration in accordance with the rules and procedures of the American Arbitration Association. Arbitration shall take place in Little Rock, Arkansas. Any questions of law shall be decided under the laws of the State of Arkansas. It is the intention of the parties hereto that this provision shall govern all disputes.

                              10. ENTIRE AGREEMENT

     This agreement is the entire agreement between the parties hereto which supersedes any prior oral or written agreements, commitments, understandings, or communication with respect to the subject matter of the Agreement. This Agreement shall not be deemed or construed to be modified, amended, rescinded, canceled or waived, in whole or part, except by written amendment signed by the parties hereto.

     IN WITNESS THEREOF, the parties have caused this Agreement to be executed as of the date first above written.

THERMOENERGY CORPORATION                        THOMAS BURGUM

By:                                             By:
   -------------------                             -------------------

Exhibit 23.1

                  [BAIRD, JURTZ & DOBSON LETTERHEAD]

                  Consent of Independent Accountants

To the Board of Directors
Thermo Energy Corporation
(Formerly Innotek Corporation)
Little Rock, Arkansas

     We consent to the inclusion in the Form 10K of our report dated December 11, 1991 on our audit of the balance sheets of INNOTEK CORPORATION as of September 30, 1991 and 1990, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. We also consent to the reference to our firm under the caption "Experts" included in the Form 10K.

/s/Baird, Kurtz & Dobson

Little Rock, Arkansas
March 24, 2000