Form 10-Q
period 2000-03-31
THERMOENERGY CORP
filed 2000-05-11
CIK 884504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000:

           3,811,791 shares of Common Stock, par value $.001 per share

ITEM 1.  FINANCIAL INFORMATION

                               Accountant's Report

Stockholders and Board of  Directors
ThermoEnergy Corporation

We have reviewed the accompanying condensed balance sheet of ThermoEnergy Corporation as of March 31, 2000, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, and for the period cumulative during development stage through March 31, 2000, and the related condensed statements of changes in stockholders' equity (deficit) for the periods ended September 30, 1988 through March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ThermoEnergy Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period cumulative during development stage through December 31, 1999, not presented herein, and in our report dated March 3, 2000, we expressed an opinion on those financial statements which contained an explanatory paragraph relating to the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Little Rock, Arkansas
May 3, 2000

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                        March 31,          December 31,
                                                                                          2000                1999
                                                                                          ----                ----
                                                                                    (Unaudited)             (Note 1)
ASSETS

Cash - Total Current Assets                                                       $     39,286        $     101,091

Advances to officers                                                                   633,015              598,015
Accrued interest receivable - officers                                                 112,265               98,930
Property and equipment, at cost:
  Equipment                                                                             14,818               14,818
  Furniture and fixtures                                                                 4,991                4,991
  Less accumulated depreciation                                                        (19,809)             (19,809)
                                                                                 -------------       --------------
                                                                                             -                    -
                                                                                 -------------       --------------

                                                                                   $   784,566         $    798,036
                                                                                   ===========         ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   464,200         $    661,176
Accrued interest payable - primarily to related parties                                507,148              414,425
Deferred compensation                                                                1,773,846            1,660,695
Notes payable to stockholders (Note 5)                                                 178,735              178,735
                                                                                  ------------        -------------
      Total Current Liabilities                                                      2,923,929            2,915,031

Convertible Debentures (Notes 2 and 4)                                               2,516,756            2,199,379
                                                                                    ----------         ------------
      Total Liabilities                                                              5,440,685            5,114,410

Stockholders' equity (deficit) (Notes 3 and 4):
 Preferred stock, non-voting,  $1  par value:
  Authorized - 10,000,000 shares; none issued
 Common Stock, $.001 par value:
    Series A Common Stock;  Authorized - 10,000,000
    shares; no shares issued and outstanding
    Series B Common Stock; Authorized - 65,000,000
    shares; March 31, 2000:  issued - 3,886,118 shares; outstanding -
    3,802,289 shares;  December 31, 1999:  issued - 3,883,618
    shares;  outstanding - 3,799,789 shares                                              3,886                3,884
 Additional paid-in capital                                                          4,663,795            4,658,797
 Deficit accumulated during the development stage                                   (9,323,800)          (8,979,055)
                                                                                   -----------          -----------
                                                                                    (4,656,119)          (4,316,374)
                                                                                   -----------          -----------

                                                                                   $   784,566         $    798,036
                                                                                   ===========         ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                         Cumulative
                                           During
                                        Development
                                       Stage Through            Three Months Ended
                                            March 31,                 March 31,
                                             2000                2000            1999
                                             ----                ----            ----
                                         (Unaudited)                 (Unaudited)

Operating Expenses:
  General and administrative            $  6,983,586       $  222,796      $  179,171
  Payments under licenses                    819,766           22,500          35,000
  Travel and entertainment                 1,222,717           44,387          43,416
                                           ---------           ------          ------
                                           9,026,069          289,683         257,587
                                           ---------          -------         -------

Loss From Operations                      (9,026,069)        (289,683)       (257,587)
                                         -----------        ---------       ---------

Other Income (Expense)
  Interest income                            175,710           14,017           8,756
  Gain on settlement of lawsuit
    (Note 6)                                 317,423           23,644
  Other                                       49,550
  Interest expense                          (840,347)         (97,723)        (64,396)
                                            --------          -------         -------
                                            (297,664)         (55,062)        (55,640)
                                            --------          -------         -------

Net Loss                               $  (9,323,733)      $ (344,745)     $ (313,227)
                                      ==============      ===========     ===========

Basic and Diluted
  Per Common Share (Note 4)

    Loss From Operations                 $     (2.38)       $   (0.07)      $   (0.06)

    Net Loss                             $     (2.46)       $   (0.08)      $   (0.08)

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           Periods Ended September 30, 1988 Through December 31, 1999
                           and the Three Months Ended
                           March 31, 2000 (Unaudited)

                                                                                           Deficit
                                                                                       Accumulated
                                                                   Additional          During the
                                                    Common            Paid-in         Development
                                                     Stock            Capital                Stage             Total
                                                     -----            -------                -----             -----
Issuance of stock, January 1988,
  (2,205,762 shares at $.08 per share)             $ 2,206         $  178,094           $                   $180,300

Net loss                                                                                 (290,483)          (290,483)
                                                  --------           --------            --------           --------

Balance (deficit), September 30, 1988                2,206            178,094            (290,483)          (110,183)

Conversion of $412,000 of debentures
  and accrued interest, September 1989
  (306,335 shares)                                     306            456,695                                457,001

Net loss                                                                                 (338,985)          (338,985)
                                                  --------           --------            --------           --------

Balance (deficit), September 30, 1989                2,512            634,789            (629,468)             7,833

Net loss                                                                                 (255,036)          (255,036)
                                                  --------           --------            --------           --------

Balance (deficit), September 30, 1990                2,512            634,789            (884,504)          (247,203)

Conversion of $63,000 of unsecured
  debentures and accrued interest at 10%,
  March 1991, (44,286 shares)                           44             70,813                                70,857

Issuance of stock, May - June 1991
  (387,880 shares:  366,630 at $1.60
  per share;  21,250 shares at $.80 per
  share)                                               388            603,219                                603,607

Issuance of stock for interest, June 1991,
 (1,375 shares at $1.60 per share)                       1              2,199                                  2,200

Issuance of stock for expenses
  incurred by stockholders, July 1991
  (5,081 shares at $1.60 per share)                      5              8,124                                  8,129

Net loss                                                                                 (670,179)          (670,179)
                                                  --------           --------            --------           --------

Balance (deficit), September 30, 1991                2,950          1,319,144          (1,554,683)          (232,589)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 1999
                           and the Three Months Ended
                           March 31, 2000 (Unaudited)

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 1999
                           and the Three Months Ended
                           March 31, 2000 (Unaudited)

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 1999
                           and the Three Months Ended
                           March 31, 2000 (Unaudited)

                                                                                         Deficit
                                                                                     Accumulated
                                                                   Additional         During the
                                                    Common            Paid-in        Development
                                                     Stock            Capital              Stage              Total
                                                     -----            -------              -----              -----

Balance (deficit), September 30, 1996               $3,241         $3,843,918        $(5,541,401)       $(1,694,242)
Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                             50             99,950                               100,000
Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                           196            390,996                               391,192
Net loss                                                                              (1,196,036)        (1,196,036)
                                                  --------           --------           --------           --------

Balance (deficit), September 30, 1997                3,487          4,334,864         (6,737,437)        (2,399,086)
Net loss                                                                                (797,099)          (797,099)
                                                  --------           --------           --------           --------

Balance (deficit), September 30, 1998                3,487          4,334,864         (7,534,536)        (3,196,185)
Net loss                                                                                (243,660)          (243,660)
                                                  --------           --------           --------           --------

Balance (deficit), December 31, 1998                 3,487          4,334,864         (7,778,196)        (3,439,845)
Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                     67                                   (67)
Conversion of $238,165 of notes payable to
   stockholders and accrued interest, various
   months during 1999 (147,602 shares)                 148            295,056                               295,204
Issuance of stock for expenses, August
   1999 (181,619 shares at $.16 per share)             182             28,877                                29,059
Net loss                                                                              (1,200,792)        (1,200,792)
                                                  --------           --------           --------           --------

Balance (deficit), December 31, 1999                 3,884          4,658,797         (8,979,055)        (4,316,374)
Issuance of stock for exercise of warrants
  by stockholder, February 2000
  (2,500 shares at $2.00 per share)                      2              4,998                                 5,000
Net loss                                                                                (344,745)          (344,745)
                                                  --------           --------           --------           --------

Balance (deficit), March 31, 2000                  $ 3,886         $4,663,795        $(9,323,800)       $(4,656,119)
                                                   =======         ==========        ===========        ===========


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                 Cumulative
                                                     During
                                                Development
                                              Stage Through                       Three Months Ended March 31,
                                             March 31, 2000                         2000                 1999
                                             --------------                         ----                 ----
                                                 (Unaudited)                  (Unaudited)          (Unaudited)
Operating activities:
  Net loss                                      $(9,323,733)                   $(344,745)           $(313,227)
  Items not requiring
  (providing) cash:
    Depreciation                                     19,809
    Expenses funded by Common
      Stock issuance                                625,338
    Other (Note 6)                                 (314,082)                     (23,644)
  Changes in:
    Advances to officers                           (831,998)                     (35,000)             (42,000)
    Other receivables                              (112,265)                     (13,335)              (8,538)
    Accounts payable                                789,200                       (1,599)             (17,641)
    Accrued expenses                                692,943                       92,723               64,396
    Deferred compensation                         1,972,828                      113,151               92,591
                                               ------------                  -----------          -----------
        Net cash used in
         operating activities                    (6,481,960)                    (212,449)            (224,419)
                                                -----------                  -----------          -----------
Investing activities:
  Purchase of fixed assets                          (19,808)
  Other                                             314,082                       23,644
                                                -----------                  -----------          -----------
         Net cash provided by
          investing activities                      294,274                       23,644
                                                -----------                  -----------          -----------
Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,725,562                        5,000
  Proceeds from notes payable                     1,665,609
  Proceeds from convertible debentures            1,882,000                      122,000              135,000
  Payments on notes payable                        (154,609)
  Other                                             108,410
                                                -----------                  -----------          -----------
         Net cash provided by
           financing activities                   6,226,972                      127,000              135,000
                                                -----------                  -----------          -----------

Increase (decrease) in cash                          39,286                      (61,805)             (89,419)

Cash, beginning of period                                 0                      101,091              113,220
                                                -----------                  -----------          -----------

Cash, end of period                            $     39,286                  $    39,286          $    23,801
                                               ============                  ===========          ===========



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2000

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2:  CONVERTIBLE DEBENTURES

During February 2000, the Company's Board of Directors approved the issuance of up to $7,500,000 (an increase of $5,000,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003. The Company issued $317,377 of such Debentures ($122,000 for cash and $195,377 in satisfaction of an accounts payable balance) during the three months ended March 31, 2000.

NOTE 3:  COMMON STOCK

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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2000

NOTE 4:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,796,624 shares for the period cumulative since inception through March 31, 2000, 4,443,724 and 4,107,148 shares for the three-month periods ended March 31, 2000 and 1999, respectively.

Warrants to purchase approximately 671,000 shares of Series B Common Stock, stock options awarded to officers for 300,000 shares of Series B Common Stock and stock options for up to 750,000 shares of Series B Common Stock under the 1997 Stock Option Plan, were not included in the computation of diluted loss per share since the effect would be antidilutive. At March 31, 2000, the Company had issued $2,516,756 of 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest into shares of Series B Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue up to $7,500,000 of Series 98 Convertible Debentures and to issue Series B Common Stock to the holders of the remaining 6.63% notes payable to stockholders ($158,735 at March 31, 2000) upon maturity. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2000

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS (CONTINUED)

During January 2000, the Company filed a patent application for the ThermoEnergy Corporation Integrated Power Systems ("TIPS") technology, a clean energy process for converting fossil fuels to energy without air emissions. Management anticipates that the Company will rely on its own resources and that of strategic partners in the energy business to develop TIPS.

The overall goal of the Company is to successfully complete a demonstration project for the Technologies. Management plans to utilize any demonstration facilities to expand the visibility of the Company in municipal, industrial, Department of Defense and Department of Energy markets. A successful demonstration project is the single most important business factor in implementation of the Company's plan of operations.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. The Company has entered into agreements with third parties in order to pursue this business strategy.

NOTE 6:  CONTINGENCIES

During 1998, the Company filed a lawsuit seeking compensatory and punitive damages from the broker-dealer involved in the Company's 1997 failed public offering. During 1999, the Company and the broker-dealer entered into a release and settlement agreement. In connection with this agreement, the Company received $75,000 in cash, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase shares of the Stock at a price of $4.00 per share for a period of five years from the date of the agreement. The Company sold all 50,000 shares of the Stock during 1999 and exercised warrants for 5,000 shares of the Stock which were sold during 1999.

During January 2000, the Company exercised the remaining warrants for 15,000 shares of the Stock which were sold simultaneously upon the exercise of the warrants. A gain of $23,644 was realized in connection with this transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is the exclusive worldwide (except STORS in Japan) licensee for four clean water environmental technologies developed by Battelle Memorial Institute ("Battelle") and the exclusive owner of a clean energy technology for which it has filed a patent. The four Battelle licensed technologies are primarily aimed at solving waste water problems for broad-based markets. These technologies include three chemical process technologies known as the
Sludge-To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") (TM). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor ("DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (collectively, STORS, NitRem, ARP and DSR are referred to as the " Water Technologies"). The Company's applications of the Water Technologies eliminate damaging organic and nitrogenous contaminants from municipal, Department of Defense ("DOD") and industrial waste streams.

STORS Demonstration Project

     In May of 1996, ThermoEnergy and Battelle representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss siting of a full-scale STORS/NitRem demonstration project (the "Project") in the San Bernardino area. Subsequently, the United States House and Senate approved ( PL 104-204, September 26, 1996) a $3,000,000 federal grant to SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office authorized the EPA's San Francisco office to disburse the grant funds and otherwise administer this grant. In March, 1998, the SBVWD selected the City of Colton, California to host the Project. On September 3, 1998, the Company signed an agreement with the City of Colton for the Company to demonstrate its STORS/NitRem technology. The EPA grant has paid for the construction of the demonstration and the test equipment. At the conclusion of the demonstration project, all right, title and interest to the test equipment shall be vested in the EPA. The Company is not required to make capital contributions to this project, and will not receive any revenues or earnings from it, but will be reimbursed for administrative and operating costs. Subsequently the Company contracted with Foster Wheeler Environmental Corporation ("FWENC") ( See strategic relationships) to fabricate, install and operate the STORS demonstration unit. The Company is the project general contractor, and, through December 31, 1999, the Company has disbursed approximately $2,451,000 to subcontractors and other vendors, (primarily FWENC) out of $2,560,000 available for construction and equiping the project. Once in operation, the Colton STORS facility will have a larger processing capacity than 70% of the existing municipal wastewater plants in the US. The demonstration project is scheduled to begin operations in the second quarter of 2000.

New York City ARP Demonstration

     The second commercial scale nitrogen removal demonstration project was a team effort between ThermoEnergy, FWENC and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allowed the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and ARP. The Company decided to demonstrate the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company contracted with FWENC for FWENC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate relationships). The New York ARP demonstration was successfully completed on December 18, 1998. Based on the data generated during the demonstration and computer modeling for large-scale commercial systems, the economics of the Centrate Ammonia Recovery, or ARP process, are excellent when compared to alternative sources such as steam stripping, hot air stripping and biological nitrogen reduction technologies. Depending on the throughput of the commercial system, on a privatized basis, the cost to the client (municipality) to treat ammonia laden wastes with ARP at the concentrations found in the centrate, would be between 3 cents and 4 cents per gallon, including capital equipment recovery overhead. Based upon the demonstration results, the Company is actively seeking a privatized contract to process all of New York City's centrate through it's joint venture with FWENC.

Results of Operations

     For the three months ended March 31, 2000, the Company incurred a net loss of $344,745 as compared to $313,227 for the three months ended March 31, 1999.

     General and administrative expenses increased during the three month period ended March 31, 2000, compared to March 31 1999, due to the Company's efforts regarding the projects discussed above. Interest expense increased significantly between the same two periods primarily due to the issuance of $1,425,756 of 15% Convertible Debentures.


     During 1998, the Company filed a lawsuit seeking compensatory and punitive damages from the broker-dealer involved in the Company's 1997 failed public offering. During 1999, the Company and the broker-dealer entered into a release and settlement agreement. In connection with the agreement, the Company received $75,000 in cash, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase shares of the Stock at a price of $4.00 per share for a period of five years from the date of the agreement. The Company sold all 50,000 shares of the Stock during 1999 and also exercised warrants for 5,000 shares of the Stock which were sold during 1999. During January, 2000, the Company exercised the remaining warrants for 15,000 shares of the Stock which were sold simultaneously with the exercise of the warrants. A gain of $23,644 was recorded in the accompanying March 31, 2000, financial statements in connection with this transaction.

Liquidity and Capital Resources

     During the period ended March 31, 2000, the Company used $212,449 of cash in operations compared to $224,419, in the comparable period or 1999. During 1992, the Company initiated a public offering of 125,000 shares of Series B Common Stock at a price of $16.00 per share. The offering was conducted on a "best efforts" basis, primarily by directors and officers of the Company. Effective January 5, 1994, the offering was terminated. A total of 93,129 shares were sold at a price of $16.00 per share and an additional 6,438 shares were issued at $16.00 per share in satisfaction of notes payable and related accrued interest. Currently, there is no public market for the Series B Common Stock. As previously discussed, the Company's proposed 1997 public offering did not occur.

     During the quarters ended March 31, 2000 and 1999, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted substantially all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and plans to convert the remaining 6.63% notes payable to stockholders to shares of Series B restricted Common Stock of the Company if sufficient funds are not available to repay the notes at maturity. Management plans to meet the Company's liquidity needs during the year ending December 31, 2000, through additional borrowings principally from shareholders via the issuance of convertible debentures, from a public or private placement offering of common stock and from the proceeds from the settlement of the Company's lawsuit against its former underwriter. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies, such as the DoD Army NitRem and New York City ARP projects and the upcoming Colton STORS/NitRem demonstration project.

Net Operating Losses

     The Company had net operating loss carry forwards as of December 31, 1999 of approximately $6,450,000 which expire in the years 2003 through 2019. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,454,000 has been established to offset any benefit from the net operating loss carry forwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) Financial Data Schedule on Exhibit 27.

     (b) No other reports on Form 8-K have been filed during the quarter ending June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 11, 2000

                            THERMOENERGY CORPORATION

                              BY:/s/ P.L. Montesi
                                 -------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer