Form 10-Q
period 2000-06-30
THERMOENERGY CORP
filed 2000-08-11
CIK 884504

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     _____________

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


     The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000:

           3,811,791 shares of Common Stock, par value $.001 per share

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                        Report of Independent Accountants

Stockholders and Board of  Directors
ThermoEnergy Corporation

We have reviewed the accompanying condensed balance sheet of ThermoEnergy Corporation as of June 30, 2000, and the related condensed statements of operations and cash flows for the six-month and three-month periods ended June 30, 2000 and 1999, and for the period cumulative during development stage through June 30, 2000, and the related condensed statements of changes in stockholders' equity (deficit) for the periods ended September 30, 1988 through June 30, 2000. These financial statements are the responsibility of the Company's management.

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


/s/ Kemp & Company

Little Rock, Arkansas
August 3, 2000

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                       June 30,     December 31,
                                                                                         2000          1999
                                                                                         ----          ----
                                                                                      (Unaudited)    (Note 1)
ASSETS
Cash - Total Current Assets                                                        $   202,735    $   101,091

Advances to officers (Note 7)                                                           21,000        598,015
Accrued interest receivable - officers (Note 7)                                             80         98,930
Property and equipment, at cost:
  Equipment                                                                             14,818         14,818
  Furniture and fixtures                                                                 4,991          4,991
  Less accumulated depreciation                                                        (19,809)       (19,809)
                                                                                   -----------    -----------
                                                                                             -              -
                                                                                   -----------    -----------
                                                                                   $   223,815    $   798,036
                                                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                   $   258,334    $   661,176
Accrued interest payable - primarily to related parties                                613,667        414,425
Deferred compensation (Note 7)                                                         108,072      1,660,695
Notes payable to stockholders (Note 5)                                                 144,035        178,735
                                                                                   -----------    -----------
      Total Current Liabilities                                                      1,124,108      2,915,031

Convertible Debentures (Notes 2, 4 and 7)                                            4,139,723      2,199,379
                                                                                   -----------    -----------
      Total Liabilities                                                              5,263,831      5,114,410

Stockholders' equity (deficit) (Notes 3, 4 and 6):
Preferred stock,  non-voting, $1 par value:

    Authorized - 10,000,000 shares; none issued Common Stock, $.001 par value:

    Series A Common Stock;  Authorized - 10,000,000 shares; no shares issued and outstanding
    Series B Common Stock; Authorized - 65,000,000
    shares; June 30, 2000:  issued - 3,895,620 shares; outstanding -
    3,811,791 shares;  December 31, 1999:  issued - 3,883,618
    shares;  outstanding - 3,799,789 shares                                              3,896          3,884
  Additional paid-in capital                                                         4,682,789      4,658,797
  Deficit accumulated during the development stage                                  (9,726,701)    (8,979,055)
                                                                                   -----------    -----------
                                                                                    (5,040,016)    (4,316,374)
                                                                                   -----------    -----------
                                                                                   $   223,815    $   798,036
                                                                                   ===========    ===========


See notes to financial statements.


                                               THERMOENERGY CORPORATION
                                             (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS

                                    Cumulative
                                      During
                                   Development
                                  Stage Through          Six Months Ended            Three Months Ended
                                     June 30,                June 30,                     June 30,
                                       2000            2000             1999       2000              1999
                                       ----            ----             ----       ----              ----
                                   (Unaudited)              (Unaudited)                 (Unaudited)
                                   -----------              -----------                 -----------
Operating Expenses:
  General and administrative      $ 7,209,185    $   448,395    $   535,642    $   225,599    $   356,471
  License and royalties fees          842,266         45,000         67,500         22,500         32,500
  Travel and entertainment          1,272,639         94,309         75,094         49,922         31,678
                                    ---------         ------         ------         ------         ------
                                    9,324,090        587,704        678,236        298,021        420,649
                                    ---------        -------        -------        -------        -------
Loss From Operations               (9,324,090)      (587,704)      (678,236)      (298,021)      (420,649)
                                   ----------       --------       --------       --------       --------
Other Income (Expense)
  Interest income                     184,570         22,877         18,791          8,860         10,035
  Gain on settlement of lawsuit
    (Note 6)                          317,423         23,644        243,779                       243,779
  Other                                49,550                        49,550                        49,550
  Interest expense                   (954,087)      (206,463)      (120,848)      (113,740)       (56,452)
                                     --------       --------       --------       --------        -------
                                     (402,544)      (159,942)       191,272       (104,880)       246,912
                                     --------       --------        -------       --------        -------
Net Loss                          $(9,726,634)   $  (747,646)   $  (486,964)   $  (402,901)   $  (173,737)
                                  ===========    ===========    ===========    ===========    ===========

Basic and Diluted
  Per Common Share (Note 4)
    Loss From Operations          $     (2.45)   $     (0.13)   $     (0.16)   $     (0.07)   $     (0.10)

    Net Loss                      $     (2.56)   $     (0.17)   $     (0.12)   $     (0.09)   $     (0.04)


See notes to financial statements.


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           Periods Ended September 30, 1988 Through December 31, 1999
               and the Six Months Ended June 30, 2000 (Unaudited)

                                                                                          Deficit
                                                                                      Accumulated
                                                                   Additional          During the
                                                    Common            Paid-in         Development
                                                     Stock            Capital               Stage              Total
                                                     -----            -------               -----              -----
Issuance of stock, January 1988,
  (2,205,762 shares at $.08 per share               $2,206         $  178,094        $                     $ 180,300

Net loss                                                                                 (290,483)          (290,483)
                                                     -----            -------            --------           --------
Balance (deficit), September 30, 1988                2,206            178,094            (290,483)          (110,183)

Conversion of $412,000 of debentures
  and accrued interest, September 1989
  (306,335 shares)                                     306            456,695                                457,001

Net loss                                                                                 (338,985)          (338,985)
                                                     -----            -------            --------           --------

Balance (deficit), September 30, 1989                2,512            634,789            (629,468)            7,833

Net loss                                                                                 (255,036)          (255,036)
                                                     -----            -------            --------           --------
Balance (deficit), September 30, 1990                2,512            634,789            (884,504)          (247,203)

Conversion of $63,000 of unsecured
  debentures and accrued interest at 10%,
  March 1991, (44,286 shares)                           44             70,813                                 70,857

Issuance of stock, May - June 1991
  (387,880 shares:  366,630 at $1.60
  per share;  21,250 shares at $.80 per
  share)                                               388            603,219                                603,607

Issuance of stock for interest, June 1991,
 (1,375 shares at $1.60 per share)                       1              2,199                                  2,200

Issuance of stock for expenses
  incurred by stockholders, July 1991
  (5,081 shares at $1.60 per share)                      5              8,124                                  8,129

Net loss                                                                                 (670,179)          (670,179)
                                                     -----            -------            --------           --------
Balance (deficit), September 30, 1991                2,950          1,319,144          (1,554,683)          (232,589)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (DEFICIT) CONTINUED Periods Ended September 30, 1988 Through
                   December 31, 1999 and the Six Months Ended
                            June 30, 2000 (Unaudited)

                                                                                         Deficit
                                                                                     Accumulated
                                                                   Additional         During the
                                                    Common            Paid-in        Development
                                                     Stock            Capital              Stage              Total
                                                     -----            -------              -----              -----
Issuance of stock, October - December
  1991 (150,925 shares at $1.60 per
  share)                                           $   151          $ 241,329    $                        $ 241,480

Shares purchased in rescission offer
  (10,562 shares)                                      (11)           (16,888)                              (16,899)

Issuance of stock, public offering, August-
  September 1992 (344 shares at $16.00
  per share)                                             1              5,499                                 5,500

Net loss                                                                                (562,751)          (562,751)
                                                     -----          ---------         ----------           --------
Balance (deficit), September 30, 1992                3,091          1,549,084         (2,117,434)          (565,259)

Issuance of stock, public offering October
  1992 - September 1993 (92,785 shares
  at $16.00 per share)                                  93          1,484,457                             1,484,550

Issuance of stock for exercise of stock
  options, May 1993 (2,500 shares at
  $1.60 per share)                                       3              3,997                                 4,000

Issuance of warrants to stockholder                                     6,333                                 6,333

Conversion of $103,000 of notes payable
  to stockholders and accrued interest,
  December 1992 (6,438 shares)                           6            102,994                               103,000

Issuance of stock for consulting
  services, June 1993 (9,375 shares
  at $16.00 per share)                                   9            149,991                               150,000





                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (DEFICIT) CONTINUED Periods Ended September 30, 1988 Through
                   December 31, 1999 and the Six Months Ended
                            June 30, 2000 (Unaudited)

                                                                                         Deficit
                                                                                     Accumulated
                                                                   Additional         During the
                                                    Common            Paid-in        Development
                                                     Stock            Capital              Stage              Total
                                                     -----            -------              -----              -----

Net loss                                       $              $                      $(1,207,921)       $(1,207,921)
                                                     -----          ---------         ----------         ----------

Balance (deficit), September 30, 1993                3,202          3,296,856         (3,325,355)           (25,297)

Issuance of warrants to stockholders                                  226,000                               226,000

Issuance of stock for exercise of stock options
 March 1994 (3,750 shares at $1.60 per share)            4              5,996                                 6,000

Issuance of stock for exercise of warrants by
  stockholder, August 1994 (3,677 shares at
  at $13.60 per share)                                   4             49,997                                50,001

Net loss                                                                                (767,427)          (767,427)
                                                     -----          ---------         ----------         ----------

Balance (deficit), September 30, 1994                3,210          3,578,849         (4,092,782)          (510,723)

Issuance of warrants to stockholders                                    9,760                                 9,760

Issuance of stock, May 1995 (6,250
  shares at $8.00 per share)                             6             49,994                                50,000

Issuance of stock for exercise of
  warrants by stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6             49,994                                50,000


 Issuance of stock for expenses, July
  1995 (18,750 shares at $8.00 per share)               19            149,981                               150,000

Net loss                                                                                (896,998)          (896,998)
                                                     -----          ---------         ----------         ----------

Balance (deficit), September 30, 1995                3,241          3,838,578         (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                    5,340                                 5,340

Net loss                                                                                (551,621)          (551,621)
                                                     -----          ---------         ----------         ----------




                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 1999
               and the Six Months Ended June 30, 2000 (Unaudited)

                                                                                         Deficit
                                                                                     Accumulated
                                                                   Additional         During the
                                                    Common            Paid-in        Development
                                                     Stock            Capital              Stage               Total
                                                     -----            -------              -----               -----

Balance (deficit), September 30, 1996               $3,241         $3,843,918        $(5,541,401)        $(1,694,242)
Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                             50             99,950                               100,000
Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                           196            390,996                               391,192
Net loss                                                                              (1,196,036)         (1,196,036)
                                                     -----          ---------         ----------          ----------

Balance (deficit), September 30, 1997                3,487          4,334,864         (6,737,437)         (2,399,086)
Net loss                                                                                (797,099)           (797,099)
                                                     -----          ---------         ----------          ----------

Balance (deficit), September 30, 1998                3,487          4,334,864         (7,534,536)         (3,196,185)
Net loss                                                                                (243,660)           (243,660)
                                                     -----          ---------         ----------          ----------

Balance (deficit), December 31, 1998                 3,487          4,334,864         (7,778,196)         (3,439,845)
Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                     67                                   (67)
Conversion of $238,165 of notes payable to
   stockholders and accrued interest, various
   months during 1999 (147,602 shares)                 148            295,056                               295,204
Issuance of stock for expenses, August
   1999 (181,619 shares at $.16 per share)             182             28,877                                29,059
Net loss                                                                              (1,200,792)         (1,200,792)
                                                     -----          ---------         ----------          ----------

Balance (deficit), December 31, 1999                 3,884          4,658,797         (8,979,055)         (4,316,374)
Issuance of stock for exercise of warrants
  by stockholder, February 2000
  (2,500 shares at $2.00 per share)                      2              4,998                                 5,000
Conversion of $14,700 of notes payable
  to stockholders and accrued interest,
  April 2000 (9,502 shares)                             10             18,994                                 19,004
Net loss                                                                                (747,646)           (747,646)
                                                     -----          ---------         ----------          ----------

Balance (deficit), June 30, 2000                   $ 3,896         $4,682,789        $(9,726,701)        $(5,040,016)
                                                   =======         ==========        ===========         ===========

See notes to financial statements.




                                                THERMOENERGY CORPORATION
                                              (A Development Stage Company)
                                                STATEMENTS OF CASH FLOWS

                                                 Cumulative
                                                     During
                                                Development
                                              Stage Through                         Six Months Ended June 30,
                                              June 30, 2000                         2000                 1999
                                              -------------                         ----                 ----
                                                 (Unaudited)                     (Unaudited)         (Unaudited)
Operating activities:
  Net loss                                      $(9,726,634)                   $(747,646)           $(486,964)
  Items not requiring
  (providing) cash:
    Depreciation                                     19,809
    Expenses funded by Common
      Stock issuance                                625,338
    Other (Note 6)                                 (314,082)                     (23,644)            (218,779)
  Changes in:
    Advances to officers                           (880,998)                     (84,000)             (84,000)
    Other receivables                              (121,032)                     (22,102)             (17,984)
    Accounts payable                                815,384                       24,585              211,359
    Accrued expenses                                806,683                      206,463              120,849
    Deferred compensation                         2,089,021                      229,344              185,795
                                                  ---------                      -------              -------
        Net cash used in
         operating activities                    (6,686,511)                    (417,000)            (289,724)
                                                  ---------                      -------              -------

Investing activities:
  Purchase of fixed assets                          (19,808)
  Other                                             314,082                       23,644              218,779
                                                  ---------                      -------              -------
         Net cash provided by
          investing activities                      294,274                       23,644              218,779
                                                  ---------                      -------              -------

Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                     2,725,562                        5,000
  Proceeds from notes payable                     1,665,609
  Proceeds from convertible debentures            2,250,000                      490,000              369,000
  Payments on notes payable                        (154,609)
  Other                                             108,410
                                                  ---------                      -------
         Net cash provided by
           financing activities                   6,594,972                      495,000              369,000
                                                  ---------                      -------              -------

Increase in cash                                    202,735                      101,644              298,055

Cash, beginning of period                                 0                      101,091              113,220
                                                  ---------                      -------              -------

Cash, end of period                             $   202,735                    $ 202,735            $ 411,275
                                                ===========                    =========            =========

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2000

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

NOTE 2:  CONVERTIBLE DEBENTURES

During February 2000, the Company's Board of Directors approved the issuance of up to $7,500,000 (an increase of $5,000,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003. The Company issued $1,940,344 of such Debentures ($490,000 for cash, $427,427 in satisfaction of accounts payable balances, $22,917 in satisfaction of a 10% note payable to a stockholder and $1,000,000 in satisfaction of deferred compensation balances, as more fully described in Note 7) during the six months ended June 30, 2000.

NOTE 3:  COMMON STOCK

During 2000, a stockholder exercised warrants to purchase 2,500 shares of Series B Common Stock at $2.00 per share and the Company issued 9,502 shares to holders of 6.63% notes payable to stockholders which had matured. During February 2000, the Board of Directors awarded 100,000 non-qualified stock options to purchase Series B Common Stock to the Company's Executive President and Senior Vice President of Corporate Technology. The options expire in five years and are exercisable at $2.00 per share. During March 2000, the Board of Directors awarded 250,000 non-qualified stock options to purchase Series B Common Stock to both the Chief Executive Officer and the President of the Company. The options expire in five years and are exercisable at $2.00 per share. (See Note 6.)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2000

NOTE 4:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,806,179 shares for the period cumulative since inception through June 30, 2000, 4,449,000 and 4,133,272 shares for the six-month periods ended June 30, 2000 and 1999, respectively, and 4,454,276 and 4,159,110 shares for the three-month periods ended June 30, 2000 and 1999, respectively.

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

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue up to $7,500,000 of Series 98 Convertible Debentures and to issue Series B Common Stock to the holders of the remaining 6.63% notes payable to stockholders ($144,035 at June 30, 2000) upon maturity. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds may be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2000

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

At the annual meeting of stockholders held on June 27, 2000, approval was obtained to reclassify all of the authorized and outstanding shares of Common Stock (currently designated as Series A and Series B) to a single class of Common Stock. The transfer of the new shares to stockholders has not been completed as of the date of this report.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2000

NOTE 7:  DEFFERED COMPENSATION

During 1991, the Board of Directors adopted a resolution specifying amounts of deferred compensation for the Company's Chief Executive Officer and the Company's President for services rendered prior to September 30, 1991. The Board of Directors also approved employment agreements with the officers effective
January 1, 1992 specifying minimum levels of compensation and terms of employment. The agreements provide a minimum annual salary of $72,000 to each of the individuals with 10% annual increases until the salary for each individual reaches $175,000. The agreements provide that any amounts earned as salary and incentive compensation but not paid by the Company are classified as deferred compensation and accrue interest (which is added to the deferred compensation balance) based on the prime rate of a local bank until payment. The Board resolution also provides that amounts due from officers may be offset against accrued deferred compensation.

On May 23, 2000, the Company issued $1,000,000 of Series 98, 15% Convertible Debentures to the officers described above in partial satisfaction of the the outstanding net deferred compensation balance (deferred compensation amount of $1,856,955 less $781,967 of advances to officers and related accrued interest in accordance with the Board resolution) as of that date.

Deferred Compensation                   $1,856,955
Advances to Officers                      (781,967)
Debentures Issued                       (1,000,000)
                                        ----------
Deferred Compensation after credit
for advances and issuance of Debenture  $   74,988

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is the exclusive worldwide (except STORS in Japan) licensee for clean water environmental technologies developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization, and the exclusive owner of a clean energy technology for which it has filed a patent. The four Battelle licensed technologies are primarily aimed at solving wastewater problems for broad-based markets. These technologies include three chemical process technologies known as the Sludge To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP")
(TM). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor ("DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (collectively, STORS, NitRem, ARP and DSR are referred to as the "Water Technologies"). The Company's applications of the Water Technologies eliminate damaging organic and nitrogenous contaminants from waste streams. On January 14, 2000, the Company filed a patent application with the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. TIPS chemically converts the energy in fossil fuels, such as coal, gas and oil without producing any air emissions while simultaneously sequestering the mercury and capturing the CO2 (in liquid form) by-products for beneficial reuse. This technology will be developed primarily to compete with coal combustion electricity generation facilities that are currently responsible for global air quality problems, acid rain and global warming.

     The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. Another component of the Company's business strategy is to enter into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. The Company formed ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey in September, 1998 to pursue clean water projects worldwide. TENC combines the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world. It is anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may also be engaged through TENC.

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

     During the quarter ended June 30, 2000, the investment banking firm of Morgan Keegan & Co., Inc. agreed to be a market maker for the Company's Common Stock. The Company has filed an over the counter bulletin board application with the NASD.

STORS Demonstration Project

     In 1998, the San Bernardino Valley District selected the City of Colton, California to host a full-scale STORS/NitRem demonstration project, which was to be funded by a $3,000,000 federal grant. The Company, the general contractor for the project, contracted with Foster Wheeler Environmental Corporation to fabricate, install and operate the STORS demonstration unit. At the conclusion of the demonstration project, all right, title and interest to the test equipment will be vested in the Environmental Protection Agency, which was authorized under the terms of the federal grant to administer the project.

     The Company is not required to make capital contributions to this project. The Company will not receive any revenues or earnings from the project, but will be reimbursed for administrative and operating costs.

New York City ARP Demonstration

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York and the Company signed a No Cost Test Agreement during 1996 which allowed the Company to demonstrate, on site, the Company's nitrogen removal processes. During 1998, the Company signed an agreement with FWENC to provide up to $500,000 of the funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant at the Staten Island wastewater treatment facility. The New York ARP demonstration was successfully completed during December 1998. Based upon the demonstration results, the Company is actively seeking a privatized contract to process all of New York City's centrate through it's joint venture with FWENC.

ThermoEnergy Integrated Power Systems

     TIPS converts a biomass, especially fossil fuels, such as coal, gas and oil into electricity without producing any emissions while simultaneously sequestering the mercury and capturing the carbon dioxide (CO2) by-products for beneficial reuse. TIPS integrates the combustion of a biomass or fossil fuel and the efficient production of electricity with the recovery of CO2 in liquid form and the elimination of both acid gas and particulate emissions.

     TIPS is a novel approach to power production thermodynamics, mass transfer and heat transfer. TIPS can use air, oxygen, and oxygen enriched air as the oxidant, and any biomass or fossil fuel which can be pumped or injected, and then combusted in a boiler. By changing the combustion and heat transfer process parameters, TIPS recovers the latent heat vaporization from produced water, scrubs out the acids and particulate matter, while its condenses and recovers liquid CO2 as an integral part of the over-all process.

     Liquid CO2 represents a form of stored energy. This stored energy can then be used to generate power for peak demand periods. Additionally, the United States Department of Energy ("DOE") has various programs identifying other end uses for liquid CO2. The success of DOE's programs depends on the development of a low cost, long-term source of liquid CO2. Management believes that TIPS may potentially be that source. The TIPS technology can be used to economically retrofit existing fossil fuel power plants or used in the construction of new power generation facilities. Management believes that TIPS has the potential to replace the current conventional coal, gas or heavy oil combustion technologies which are primarily responsible for global air quality problem, acid rain and global warming.

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

     During 1998, the Company agreed to form TENC (the Company will own 49.9% of TENC) with FWENC to pursue clean water projects worldwide. The main purpose of the joint venture is to develop, market and utilize the ARP technology. During August 1998, the Company signed an agreement with FWENC to provide up to $500,000 of the funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant at the Staten Island wastewater treatment facility (as more fully described above). The Company anticipates that any commercial business derived from the successful demonstration of ARP will be conducted through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be conducted through TENC.

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

     During the quarter ended June 30, 2000, the Company received a letter of intent from the Tennessee Valley Authority ("TVA") to jointly market the Company's technologies to the TVA client base.

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

Results of Operations

     For the six months ended June 30, 2000, the Company incurred a net loss of $747,646 as compared to $486,964 for the six months ended June 30, 1999. For the three months ended June 30, 2000, the Company incurred a net loss of $402,901 as compared to $173,737 for the three months ended June 30, 1999. The principal factor for the increases in the net losses between the six and three-month periods was the $243,779 gain on settlement of the lawsuit, more fully described in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K, recorded by the Company during the second quarter of 1999.

     Travel and entertainment expenses increased during the nine and three-month periods ended June 30, 2000, compared to June 30, 1999, due to the Company's efforts regarding the projects discussed above. Interest expense increased significantly between the same two periods primarily due to the issuance of 15% Convertible Debentures.

Liquidity and Capital Resources

     During the six-month period ended June 30, 2000, the Company used $417,000 of cash in operations compared to $289,724 in the comparable period of 1999.

     During 2000 and 1999, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and plans to convert the remaining 6.63% notes payable to stockholders ($144,035 at June 30, 2000) to shares Common Stock of the Company if sufficient funds are not available to repay the notes at maturity. Management plans to meet the Company's liquidity needs during the year ending December 31, 2000, through additional borrowings principally from stockholders via the issuance of convertible debentures or from a public or private placement offering of Common Stock. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies, such as the New York City ARP project and the Colton STORS/NitRem demonstration project.

    Currently, there is no public market for the Company's Common Stock. As previously discussed, the Company filed an over the counter bulletin board application with the NASD during the quarter ended June 30, 2000.

Net Operating Losses

     The Company had net operating loss carryforwards as of December 31, 1999 of approximately $6,450,000 which expire in the years 2003 through 2019. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of approximately $2,454,000 has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The information called for by this item, to the extent that it is applicable to the Company, is provided under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities

     At the annual meeting of stockholders held on June 27, 2000, approval was obtained to reclassify all of the authorized and outstanding shares of Common Stock (currently designated as Series A and Series B) to a single class of Common Stock and to remove the temporary restriction on transfer of all outstanding shares of Common Stock. The transfer of the new shares to stockholders has not been completed as of the date of this report.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

(a)  Date of meeting:

     The Annual Meeting of stockholders of the Company was held on June 27, 2000 in Atlanta, Georgia.

(b)  Election of Directors:

     Directors Elected                   For                      Withheld
     -----------------                   ---                      --------
     P. L. Montesi                       2,740,404                 66,726
     Jerald H. Sklar                     2,740,404                 66,726
     Andrew T. Melton                    2,740,404                 66,726
     Paul A. Loeffler                    2,740,404                 66,726

     Other Directors continuing in office:

     Dennis C. Cossey
     Dr. Louis J. Ortmann
     J. Donald Phillips

(c)  Additional matters voted upon:

     (1) Ratification of the appointment of Kemp & Company as independent accountants of the Company for 2000.

          For                                 2,743,611
          Against                                   501
          Abstain                                62,625

     (2) Reclassification of all authorized and outstanding shares of Common Stock to a single class of stock and the removal of the temporary restriction of transfer on all outstanding shares of Common Stock.

          For                                2,385,503
          Against                                1,187
          Abstain                                9,389


Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) Financial Data Schedule on Exhibit 27.

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 11, 2000

                            THERMOENERGY CORPORATION

                              BY:/s/ P.L. Montesi
                                 -------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer