Form 10-Q
period 2000-09-30
THERMOENERGY CORP
filed 2000-11-15
CIK 884504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER 33-46104-FW

                            THERMOENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                              Arkansas 71-00659511
            --------------------------------- ----------------------
                (State or other jurisdiction of (I.R.S. Employer
            of incorporation or organization) Identification Number)


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


     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000:

           3,870,068 shares of Common Stock, par value $.001 per share

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 September 30,          December 31,
                                                                                         2000                  1999
                                                                                         ----                  ----
                                                                                   (Unaudited)              (Note 1)
ASSETS

Cash - Total Current Assets                                                    $        72,555        $     101,091

Advances to officers (Note 7)                                                           76,000              598,015
Accrued interest receivable - officers (Note 7)                                          1,090               98,930
Property and equipment, at cost:
  Equipment                                                                             14,818               14,818
  Furniture and fixtures                                                                 4,991                4,991
  Less accumulated depreciation                                                        (19,809)             (19,809)
                                                                                --------------       --------------
                                                                                             -                    -
                                                                                --------------       --------------
                                                                                 $     149,645         $    798,036
                                                                                ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                 $     287,642         $    661,176
Accrued interest payable - primarily to related parties                                775,433              414,425
Deferred compensation (Note 7)                                                         186,973            1,660,695
Notes payable to stockholders (Note 5)                                                  55,835              178,735
                                                                                --------------       --------------
      Total Current Liabilities                                                      1,305,883            2,915,031

Convertible Debentures (Notes 2, 4 and 7)                                            4,326,722            2,199,379
                                                                                --------------       --------------
      Total Liabilities                                                              5,632,605            5,114,410

Stockholders' equity (deficit) (Notes 3, 4 and 6):
  Preferred Stock, non-voting, $1 par value
    Authorized - 10,000,000 shares; none issued Common Stock, $.001 par value:
    Authorized - 75,000,000
    September 30, 2000; issued - 3,953,897;
        outstanding - 3,870,068
    December 31, 1999: issued - 3,883,618;
         outstanding - 3,799,789                                                         3,954                3,884
  Additional paid-in capital                                                         4,799,285            4,658,797
  Deficit accumulated during the development stage                                 (10,286,199)          (8,979,055)
                                                                                --------------         ------------
                                                                                    (5,482,960)          (4,316,374)
                                                                                --------------         ------------
                                                                                 $     149,645         $    798,036
                                                                                ==============         ============



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                    Cumulative
                                      During
                                    Development
                                   Stage Through           Nine Months Ended                 Three Months Ended
                                   September 30,             September 30,                     September 30,
                                                               --------------                    -------------
                                        2000              2000            1999             2000             1999
                                        ----              ----            ----             ----             ----
                                    (Unaudited)               (Unaudited)                       (Unaudited)

Operating Expenses:
  General and administrative      $  7,496,732    $    735,942    $    725,828    $    287,547    $    190,186
  License and royalties fees           864,766          67,500          83,750          22,500          16,250
  Travel and entertainment        ------------    ------------    ------------    ------------    ------------
                                     1,334,076         155,746         128,789          61,437          53,695
                                  ------------    ------------    ------------    ------------    ------------
                                     9,695,574         959,188         938,367         371,484         260,131
                                  ------------    ------------    ------------    ------------    ------------

Loss From Operations                (9,695,574)       (959,188)       (938,367)       (371,484)       (260,131)
                                  ------------    ------------    ------------    ------------    ------------
Other Income (Expense)
  Interest income                      186,676          24,983          32,692           2,106          13,901
  Gain on settlement of lawsuit
    (Note 6)                           317,423          23,644         243,779
  Other                                 49,550                          49,550
  Interest expense
                                    (1,144,207)       (396,583)       (215,400)       (190,120)        (94,552)
                                  ------------    ------------    ------------    ------------    ------------
                                      (590,558)       (347,956)        110,621        (188,014)        (80,651)
                                  ------------    ------------    ------------    ------------    ------------

Net Loss                          $(10,286,132)   $ (1,307,144)   $   (827,746)   $   (559,498)   $   (340,782)
                                  ============    ============    ============    ============    ============

Basic and Diluted
  Per Common Share (Note 4)
    Loss From Operations          $      (2.54)   $      (0.21)   $      (0.23)   $      (0.08)   $      (0.06)

    Net Loss                      $      (2.70)   $      (0.29)   $      (0.20)   $      (0.12)   $      (0.08)



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           (DEFICIT) Periods Ended September 30, 1988 Through December
                       31, 1999 and the Nine Months Ended
                         September 30, 2000 (Unaudited)



                                                                               Deficit
                                                                              Accumulated
                                                                 Additional   During the
                                                   Common         Paid-in     Development
                                                   Stock         Capital        Stage          Total
                                                   -----         -------        -----          -----
Issuance of stock, January 1988,
  (2,205,762 shares at $.08 per share        $     2,206    $   178,094      $              $180,300

Net loss                                                                      (290,483)      (290,483)
                                             -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1988              2,206        178,094       (290,483)      (110,183)
Conversion of $412,000 of debentures
  and accrued interest, September 1989
  (306,335 shares)                                   306        456,695                       457,001
Net loss                                                                      (338,985)      (338,985)
                                             -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1989              2,512        634,789       (629,468)         7,833

Net loss                                                                      (255,036)      (255,036)
                                             -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1990              2,512        634,789       (884,504)      (247,203)

Conversion of $63,000 of unsecured
  debentures and accrued interest at 10%,
  March 1991, (44,286 shares)                         44         70,813                        70,857

Issuance of stock, May - June 1991
  (387,880 shares:  366,630 at $1.60
  per share;  21,250 shares at $.80 per
  share)                                             388        603,219                       603,607

Issuance of stock for interest, June 1991,
 (1,375 shares at $1.60 per share)                     1          2,199                         2,200

Issuance of stock for expenses
  incurred by stockholders, July 1991
  (5,081 shares at $1.60 per share)                    5          8,124                         8,129

Net loss                                                                      (670,179)      (670,179)
                                             -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1991              2,950      1,319,144     (1,554,683)      (232,589)


                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (DEFICIT) CONTINUED Periods Ended September 30, 1988 Through
                   December 31, 1999 and the Nine Months Ended
                         September 30, 2000 (Unaudited)



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

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (DEFICIT) CONTINUED Periods Ended September 30, 1988 Through
                   December 31, 1999 and the Nine Months Ended
                         September 30, 2000 (Unaudited)



                                                                                   Deficit
                                                                                 Accumulated
                                                                   Additional     During the
                                                       Common       Paid-in      Development
                                                        Stock       Capital         Stage           Total
                                                        -----       -------         -----           -----
Net loss                                          $              $              $(1,207,921)   $(1,207,921)
                                                  -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1993                   3,202      3,296,856     (3,325,355)       (25,297)

Issuance of warrants to stockholders                                 226,000                       226,000

Issuance of stock for exercise of stock options
 March 1994 (3,750 shares at $1.60 per share)               4          5,996                         6,000

Issuance of stock for exercise of warrants by
  stockholder, August 1994 (3,677 shares at
  at $13.60 per share)                                      4         49,997                        50,001
Net loss                                                                           (767,427)      (767,427)
                                                  -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1994                   3,210      3,578,849     (4,092,782)      (510,723)

Issuance of warrants to stockholders                                   9,760                         9,760

Issuance of stock, May 1995 (6,250
  shares at $8.00 per share)                                6         49,994                        50,000

Issuance of stock for exercise of
  warrants by stockholder, June 1995
 (6,250 shares at $8.00 per share)                          6         49,994                        50,000

 Issuance of stock for expenses, July
  1995 (18,750 shares at $8.00 per share)                  19        149,981                       150,000

Net loss                                                                           (896,998)      (896,998)
                                                  -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1995                   3,241      3,838,578     (4,989,780)    (1,147,961)

Issuance of warrants to stockholders                                   5,340                         5,340

Net loss
                                                                                   (551,621)      (551,621)
                                                  -----------    -----------    -----------    -----------

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (DEFICIT) CONTINUED Periods Ended September 30, 1988 Through
                   December 31, 1999 and the Nine Months Ended
                         September 30, 2000 (Unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                                                    Additional      During the
                                                    Common           Paid-in        Development
                                                     Stock           Capital          Stage           Total
                                                     -----           -------          -----           -----
Balance (deficit), September 30, 1996           $      3,241    $  3,843,918    $ (5,541,401)   $ (1,694,242)
Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                               50          99,950                         100,000
Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                             196         390,996                         391,192
Net loss                                                                          (1,196,036)     (1,196,036)
                                                ------------    ------------    ------------    ------------

Balance (deficit), September 30, 1997                  3,487       4,334,864      (6,737,437)     (2,399,086)
Net loss                                                                            (797,099)       (797,099)
                                                ------------    ------------    ------------    ------------

Balance (deficit), September 30, 1998                  3,487       4,334,864      (7,534,536)     (3,196,185)
Net loss                                                                            (243,660)       (243,660)
                                                ------------    ------------    ------------    ------------
Balance (deficit), December 31, 1998                   3,487       4,334,864      (7,778,196)     (3,439,845)
Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                       67                             (67)
Conversion of $238,165 of notes payable to
   stockholders and accrued interest, various
   months during 1999 (147,602 shares)                   148         295,056                          295,204
Issuance of stock for expenses, August
   1999 (181,619 shares at $.16 per share)               182          28,877                           29,059
Net loss
                                                                                  (1,200,792)     (1,200,792)
                                                ------------    ------------    ------------    ------------

Balance (deficit), December 31, 1999                   3,884       4,658,797      (8,979,055)     (4,316,374)
Issuance of stock for exercise of warrants
  by stockholder, February 2000
  (2,500 shares at $2.00 per share)                        2           4,998                           5,000
Conversion of $102,900 of notes payable
  to stockholders and accrued interest,
  various months during 2000 (67,779 shares)              68         135,490                         135,558
Net loss
                                                                                  (1,307,144)     (1,307,144)
                                                ------------    ------------    ------------    ------------
Balance (deficit), September 30, 2000           $      3,954    $  4,799,285    $(10,286,199)   $ (5,482,960)
                                                ============    ============    ============    ============


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                        Cumulative
                                           During
                                         Development
                                        Stage Through    Nine Months Ended September 30,
                                      September 30, 2000     2000          1999
                                      ------------------     ----          ----
                                         (Unaudited)      (Unaudited)      (Unaudited)
Operating activities:
  Net loss                               $(10,286,132)   $ (1,307,144)   $   (827,746)
  Items not requiring
  (providing) cash:
    Depreciation                               19,809
    Expenses funded by Common
      Stock issuance                          625,338
    Other (Note 6)                           (314,082)        (23,644)       (218,779)
  Changes in:
    Advances to officers                     (935,998)       (139,000)       (133,000)
    Other receivables                        (122,042)        (23,112)        (28,568)
    Accounts payable                          844,691          53,892         170,312
    Accrued expenses                          996,803         396,583         215,403
    Deferred compensation                   2,167,922         308,245         281,374
                                         ------------    ------------    ------------
        Net cash used in
         operating activities              (7,003,691)       (734,180)       (541,004)
                                         ------------    ------------    ------------

Investing activities:
  Purchase of fixed assets                    (19,808)
  Other                                       314,082          23,644         218,779
                                         ------------    ------------    ------------
         Net cash provided by
          investing activities                294,274          23,644         218,779
                                         ------------    ------------    ------------

Financing activities:
  Proceeds from issuance of
    Common Stock and warrants               2,725,562           5,000
  Proceeds from notes payable               1,665,609
  Proceeds from convertible debentures      2,437,000         677,000         469,000
  Payments on notes payable                  (154,609)
  Other                                       108,410
                                         ------------    ------------    ------------
         Net cash provided by
           financing activities             6,781,972         682,000         469,000
                                         ------------    ------------    ------------

Increase (decrease) in cash                    72,555         (28,536)        146,775

Cash, beginning of period                           0         101,091         113,220
                                         ------------    ------------    ------------

Cash, end of period                      $     72,555    $     72,555    $    259,995
                                         ============    ============    ============



See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2000



NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments
(consisting of normal recurring accruals) considered necessary for their fair presentation. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

NOTE 2:  CONVERTIBLE DEBENTURES

During February 2000, the Company's Board of Directors approved the issuance of up to $7,500,000 (an increase of $5,000,000 from the amount previously authorized) of the Series 98, 15% Convertible Debentures, due January 15, 2003. The Company issued $2,127,343 of such Debentures ($677,000 for cash, $427,427 in satisfaction of accounts payable balances, $22,916 in satisfaction of a 10% note payable to a stockholder and $1,000,000 in satisfaction of deferred compensation balances, as more fully described in Note 7) during the nine months ended September 30, 2000. (See Note 8.)

NOTE 3:  COMMON STOCK

During 2000, a stockholder exercised warrants to purchase 2,500 shares of Common Stock at $2.00 per share and the Company issued 9,502 shares to holders of 6.63% notes payable to stockholders which had matured. During 2000 the Board of Directors awarded Dennis Cossey, Alex Fassbender, P. L. Montesi, and Waring Cox, PLC a total of 720,000 non-qualified stock options to purchase shares of Common Stock exercisable at $2.00 per share. On September 18, 2000 the Board of
Directors awarded two other individuals a total of 20,000 stock options to purchase shares of Common Stock exercisable at $2.00 per share. In October of 2000 the Board of Directors awarded certain officers, directors and consultants a total of 440,000 non-qualified stock options exercisable at $7.00 per share, the market price on the date of grant, October 11, 2000. All of these options expire five years from the date of grant. (See Note 8.) At the annual meeting of stockholders held on June 27, 2000, approval was obtained to reclassify all of the authorized and outstanding shares of Common Stock (formerly designated as Series A and Series B) to a single class of Common Stock.

NOTE 4:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for stock options and warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,816,384 shares for the period cumulative since inception through September 30, 2000, 4,466,434 and 4,148,389 shares for the nine-month periods ended September 30, 2000 and 1999, respectively, and 4,500,924 and 4,178,131 shares for the three-month periods ended September 30, 2000 and 1999, respectively.

Warrants to purchase approximately 671,000 shares of Common Stock, stock options awarded to officers and other related parties for 1,480,000 shares of Common Stock and stock options for up to 750,000 shares of Common Stock under the 1997 Stock Option Plan, were not included in the computation of diluted loss per share since the effect would be antidilutive. At September 30, 2000, the Company had issued $4,326,722 of 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest into shares of Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date. (See Note 8.)

NOTE 5:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies described in Item 2 below. The financial statements have been prepared assuming the
Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue up to $7,500,000 of Series 98 Convertible Debentures (see Note 8) and to issue Common Stock to the holders of the remaining 6.63% notes payable to stockholders ($55,835 at September 30, 2000) upon maturity. The sale of stock pursuant to private placement or public offerings and fees from projects involving the Technologies are other alternatives management is pursuing. Additional funds will be necessary in the event the Company takes on other projects or makes an acquisition of another company to facilitate the Company's commercial demonstration of the Technologies. If the Company is unable to enter into commercially attractive collaborative working arrangements for one or more commercial or industrial projects, the Company may sub-license the Technologies to third parties.

During October 2000, the Company received a Notice of Allowance from the Patent and Trademark Office for the ThermoEnergy Corporation Integrated Power Systems ("TIPS") technology, a clean energy process for converting fossil fuels to energy without air emissions. The Company has limited resources for this purpose but anticipates that it will be able to rely on the resources of its strategic partners, its fossil fuel burning customers, and its strategic partners' fossil fuel burning customers. Management has applied to the U.S. department of Energy ("DOE") for a $3 million grant to develop and demonstrate the TIPS technology. If the Company is unable to secure the necessary funding from these sources it will be required either to incur further debt or to sell stock to secure funding; moreover, there is no assurance that it will be successful in pursuing either course of action.

The  Company  has  successfully   completed   demonstrations   of  each  of  its
technologies except TIPS, and has used those demonstrations to expand its visibility in each of the markets in which it is pursuing customers.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. The Company has entered into agreements with third parties in order to pursue this business strategy.

NOTE 6:  CONTINGENCIES

During January 2000 the Company realized a gain of $23,644 on the sale of stock that it received in settlement of the law suit that it had filed in 1998 against the broker-dealer involved in the Company's 1997 failed public offering. This is the final amount that the Company will receive in that matter.

NOTE 7:  DEFERRED COMPENSATION

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

On May 23, 2000, the Company issued $1,000,000 of Series 98, 15% Convertible Debentures to the officers described above in partial satisfaction of the outstanding net deferred compensation balance (deferred compensation amount of $1,856,955 less $781,967 of advances to officers and related accrued interest in accordance with the Board resolution) as of that date.


NOTE 8:  SUBSEQUENT EVENT

On October 4, 2000, the Company entered into an agreement with an individual, an officer of the Georgia corporation with which the Company has a marketing agreement, which provides for the purchase of $375,000 of the Company's Series 98, 15% Convertible Debentures and the issuance of warrants to purchase 1,000,000 shares of the Company's Common Stock at $2.00 per share. The warrants are exercisable beginning on the date of issuance and ending on September 1, 2002, but the right to purchase portions of the shares expires in 125,000 share increments beginning December 1, 2000 and approximately every 3 months thereafter through September 1, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is the exclusive worldwide (except STORS in Japan) licensee for clean water environmental technologies developed by Battelle Memorial Institute ("Battelle"), an independent research and development organization, and the exclusive owner of a clean energy technology for which it has filed a patent. The four Battelle licensed technologies are primarily aimed at solving wastewater problems for broad-based markets. These technologies include three chemical process technologies known as the Sludge To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP")
(TM). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor ("DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (collectively, STORS, NitRem, ARP and DSR are referred to as the "Water Technologies"). The Company's applications of the Water Technologies eliminate damaging organic and nitrogenous contaminants from waste streams. In October 2000, the Company received a Notice of Allowance from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. TIPS chemically converts the energy in fossil fuels, such as coal, gas and oil without producing any air emissions, while simultaneously sequestering the mercury and capturing the CO2 (in liquid form) by-products for beneficial reuse. This technology will be developed primarily to compete with coal combustion electricity generation facilities that are currently responsible for global air quality problems, acid rain and global warming.

     The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. The Company intends to continue its collaborative working relationships with established engineering and environmental companies for specified industries or markets. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey to pursue clean water projects worldwide. This new entity will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may also be engaged through TENC.

      The Company also has a marketing agreement with Dan Cowart, Inc. ("DCI"), of Atlanta, GA, to market the Company's wastewater treatment technologies within in the City of Atlanta (GA) and State of Florida. The Company has entered into two separate Memorandums of Understanding (MOU). The first MOU with Mitsui & Co.
(USA), Inc. and Foster Wheeler Environmental Corporation is to pursue wastewater treatment opportunities in Mexico, Brazil and Peru, pending the success of the STORS demonstration project in Colton, CA as detailed in the projects final report to be issued by the US EPA's Environmental Technology Evaluation Center. The report is currently scheduled for release in January 2001. The second MOU is with the Tennessee Valley Authority (TVA). TVA will market the Company's wastewater treatment technologies to its client base and ThermoEnergy will market TVA's patented constructed wetlands technology to municipal and industrial clients.

     During the quarter ended June 30, 2000, the investment banking firm of Morgan Keegan & Co., Inc. agreed to be a market maker for the Company's Common Stock and an over the counter Bulletin Board application was filed with the NASD. The Company's Common Stock began trading on September 20, 2000.

STORS

     During third quarter of 2000 the Company, with Foster Wheeler Environmental Corporation as a contractor, successfully completed a full scale STORS/ARP demonstration project at the wastewater treatment facility of the city of Colton, California. This demonstration project was funded by $3 million federal grant, and all of the test equipment became the property of the U.S. Environmental Protection Agency at the conclusion of the project. In the opinion of Foster Wheeler Environmental Corporation the demonstration was a success, and based on those results the Company has agreed to design, build, operate and certify the performance of any STORS facility for which the joint venture is able to secure a contract. Representatives of various municipalities and engineering consulting firms visited the Colton demonstration project and Foster Wheeler Environmental Corporation is actively pursuing project sales with this group.

New York City ARP Demonstration

     The Company and Foster Wheeler Environmental Corporation conducted a commercial scale nitrogen removal demonstration to demonstrate ARP and to design, fabricate and operate an ARP pilot plant at New York City's Staten Island wastewater treatment facility. The demonstration was successfully completed during December 1998, and since that time the Company has actively sought a privatized contract to process all of New York City's centrate.

TIPS

     TIPS converts biomass including fossil fuels, into electricity while eliminating virtually all air emissions of NOx, SOx, Mercury, or particulate matter (greater than 2.5-3.0 microns). In addition, TIPS simultaneously captures carbon dioxide (CO2) in liquid form for sequestration or beneficial reuse. When used as a gasifier, TIPS is a cost-effective method of generating hydrogen for fuel cells. Alex Fassbender, Executive Vice President of the Company, is the inventor of this process. An application for a patent for TIPS was filed and in October 2000, the U.S. Patent and Trademark Office informed the Company that all twenty-seven claims, which had been made in the patent application, had been granted. In order for a patent to issue, technical drawings demonstrating the patent must be delivered to the Patent and Trademark Office and a fee paid. Work on the drawings is in process, and the Company intends to pay the fee and complete the process expeditiously. Mr. Fassbender has assigned all of his right, title and interest in TIPS to ThermoEnergy Power Systems, LLC in exchange for a fifteen percent interest in that entity. ThermoEnergy Power Systems, LLC is recently formed and will be 85% owned by the Company when it is capitalized.

     The Company has applied to the U.S. Department of Energy ("DOE") for a $3 million grant to demonstrate TIPS. Management believes that TIPS has the potential to replace the current conventional coal, gas or heavy oil combustion technologies, which are primarily responsible for global air problems such as smog, acid rain and global warming. It is further believed that the TIPS technology can be used to economically retrofit existing fossil fuel power plants as well as in the construction of new power generation facilities. Additionally, there are commercial uses for liquid CO2, provided a low cost, long-term source for liquid CO2 can be developed. Should the Company be able to obtain a grant in an amount sufficient to successfully demonstrate the TIPS technology, it is possible that TIPS may (1) be instrumental in providing a low cost long term source of liquid CO2, and (2) replace relatively inefficient existing conventional coal, gas, and heavy oil combustion technologies that create substantial air pollution.

Strategic Corporate Relationships

     Since 1994, the Company and Foster Wheeler USA Corporation ("Foster Wheeler") have jointly marketed, developed and commercialized the technologies. The Company provides Foster Wheeler with the necessary process and design information, and Foster Wheeler designs, procures and constructs the required facilities for. In 1998, the Foster Wheeler (through its wholly owned subsidiary Foster Wheeler Environmental Corporation) and the Company d to form ThermoEnergy Environmental Limited Liability Company ("TENC") to pursue clean water projects utilizing the ARP technology. The Company will own 49.9% of TENC. Both Companies continue to seek business opportunities for TENC, and this strategic corporate relationship has been the source of technical and financial assistance to the Company in its various demonstration projects. The Company intends to rely heavily on the joint venture for its sales and marketing efforts with Alex Fassbender, Executive Vice President and Dennis Cossey, Chief Executive Officer, playing a leading role in those efforts. As yet the joint venture has not successfully secured any commercial business using the companies various technologies.

     In March 1996, the Company entered into a Marketing Agreement with the Atlanta based Dan Cowart, Inc. ("DCI") to market, develop and commercialize the Company's wastewater treatment technologies. DCI is a multi-discipline construction and development firm for large-scale real estate projects. This Marketing Agreement has been amended and restated this quarter. Under the amended and restated terms, the Company has granted DCI the exclusive right to exploit any and all applications of the Company's wastewater treatment technologies for municipal, local governmental, real estate development and industrial markets in the City of Atlanta, Georgia and the State of Florida, and the nonexclusive right to exploit any and all applications of NitRem for industrial markets in the City of Atlanta, Georgia and the State of Florida. The agreement contemplates the formation of a joint venture between the companies to construct and operate future projects. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. If DCI is successful in signing a customer, the Company will pay DCI a one time fee of 62,500 warrants for shares of unregistered stock in the Company.

     During the quarter ended June 30, 2000, the Company received a letter of intent from the Tennessee Valley Authority ("TVA") to jointly market the Company's technologies to the TVA client base. In addition, the Company will market TVA's patented constructed wetlands process.

     The Company has entered into a Memorandum of Understanding with Mitsui & Co. (USA), Inc. and Foster Wheeler Environmental Corporation to pursue wastewater treatment opportunities in Mexico, Brazil and Peru, pending the success of the STORS demonstration project in Colton. An EPA final report is scheduled for release in January 2001.

     The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The Company believes that its joint venture (TENC) working arrangement with Foster Wheeler Environmental Corporation will enable the Company to identify and fund future projects. The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies. Despite its successful demonstrations, the Company may still require additional investment capital and/or debt financing to continue its operations.

Results of Operations

     For the nine months ended September 30, 2000, the Company incurred a net loss of $1,307,144 as compared to $827,746 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, the Company incurred a net loss of $559,498 as compared to $340,782 for the three months ended September 30, 1999. The principal factors for the increases in the net losses between the nine and three-month periods were the $243,779 gain on settlement of the lawsuit, more fully described in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K, recorded by the Company during the second quarter of 1999 and the increase in interest expense discussed in the following paragraph.

     General and administrative expenses and travel and entertainment expenses increased during the nine and three-month periods ended September 30, 2000, compared to September 30, 1999, due to the Company's efforts regarding the projects discussed above. Interest expense increased significantly between the same two periods primarily due to the issuance of 15% Convertible Debentures (see Note 2 of Notes to Financial Statements).

Liquidity and Capital Resources

     During the nine-month period ended September 30, 2000, the Company used $734,180 of cash in operations compared to $541,004 in the comparable period of 1999.

     During 2000 and 1999, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and plans to convert the remaining 6.63% notes payable to stockholders ($55,835 at September 30, 2000) to shares Common Stock of the Company if sufficient funds are not available to repay the notes at maturity. As more fully described in
Note 2 to Financial Statements, Management plans to meet the Company's liquidity needs during the year ending December 31, 2000, through additional borrowings principally from the issuance of the Company's 15 % Convertible Debentures. As more fully described in Note 8 of Notes to Financial Statements, the Company entered into an agreement with an individual on October 4, 2000 for the purchase of $375,000 of the Company's 15% Convertible Debentures and the issuance of warrants to purchase 1,000,000 shares of the Company's Common Stock at $2.00 per share.

     Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies, such as the New York City ARP project and the Colton STORS/NitRem demonstration project.

     As previously discussed, the Company filed an over the counter Bulletin Board application with the NASD during the quarter ended June 30, 2000 and the Company's Common Stock began trading on September 20, 2000.

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



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities

     At the annual meeting of stockholders held on June 27, 2000, approval was obtained to reclassify all of the authorized and outstanding shares of Common Stock (previously designated as Series A and Series B) to a single class of Common Stock and to remove the temporary restriction on transfer of all outstanding shares of Common Stock. The transfer of the new shares to stockholders has not been completed as of the date of this report.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

    None

Item 5.  Other Information

     None

Item 6.  Exhibits and Report on Form 8-K

     (a) Financial Data Schedule on Exhibit 27.

     (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.
















                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 14, 2000

                            THERMOENERGY CORPORATION

                              BY:/s/ P.L. Montesi
                                 -------------------
                                 P. L. MONTESI
                                 President, Treasurer and
                                 Principal Financial Officer