Form 10-K
period 2000-12-31
THERMOENERGY CORP
filed 2001-04-02
CIK 884504

Table of Contents


             To jump to a section, double-click on the section name.

                                      10-K

PART I.........................................................................3
ITEM 1.........................................................................4
ITEM 2........................................................................17
ITEM 3........................................................................17
ITEM 4........................................................................17
PART II.......................................................................17
ITEM 5........................................................................17
ITEM 6........................................................................16
Table 1.......................................................................16
ITEM 7........................................................................16
ITEM 8........................................................................28
ITEM 9........................................................................28
PART III......................................................................67
ITEM 10.......................................................................28
Table 2.......................................................................30
ITEM 11.......................................................................28
Table 3.......................................................................30
ITEM 12.......................................................................28
Table 4.......................................................................30
ITEM 13.......................................................................28
ITEM 14.......................................................................28
Table 5.......................................................................29
Balance Sheet.................................................................31
Income Statement..............................................................31

                                      EX-27

Exhibit 27 Table..............................................................31

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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
        (State or other jurisdiction of           (I.R.S. Employer
       of incorporation or organization)        Identification Number)

                          323 Center Street, Suite 1300
                           Little Rock, Arkansas 72201
           (Address of principal executive offices including Zip Code)

               Registrant's telephone number, including area code:
                                 (501) 376-6477

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class            Name of Exchange on Which Registered
                None                             OTC Bulletin Board

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

     As of March 30, 2001, there were 4,180,745 shares of common stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 30, 2001 is explained in Item 5.

                                     PART I

ITEM 1  BUSINESS

Overview

     The Company is the exclusive worldwide licensee (except for STORS in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute ("BMI"). The four BMI licensed technologies address wastewater problems for municipal and broad-based industrial markets. These technologies include three chemical process technologies known as the Sludge-To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") (TM). The fourth technology, a Dual-Shell Pressure Balanced vessel reactor system, (the "DSR")
(TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (STORS, NitRem, ARP and DSR are collectively referred to as the "Water Technologies"). The Company is also the exclusive owner of a newly patented clean energy technology known as the ThermoEnergy Integrated Power System ("TIPS"), which converts any biomass into electricity without producing air emissions, and is aimed at competing with conventional energy (fossil fuel) conversion technologies.

History

     The Company was incorporated in Arkansas on January 19, 1988, under the name Innotek Corporation, at the direction of the Innotek Board of Directors and the majority shareholders of American Fuel and Power Corporation ("AFP"), which originally licensed two of the Company's current technologies (STORS and DSR) from BMI in 1986. These licenses were transferred to the Company in a transaction in which 70% of its initial outstanding common stock was issued to the shareholders of AFP. The Company subsequently executed a new licensee agreement with BMI that superseded the license agreement between Battelle and AFP. The Company subsequently acquired licenses for NitRem, DSR and ARP from BMI. On December 12, 1996, the Company changed its name from Innotek Corporation to ThermoEnergy Corporation (TM) (See "Certain Relationships and Related Transactions").

STORS Technology.

     STORS is a thermo chemical process that allows for the conversion of any biomass, on site, into a burnable fuel oil similar to No. 4 diesel fuel.
Management believes that the conversion of biomass (sludge) produced by municipal wastewater treatment facilities world wide represents the single largest market for the STORS technology. The Company has recently completed a successful demonstration of STORS at the San Bernadino Valley Water District, Colton, California in conjunction with a subsidiary of Foster-Wheeler Environmental, Inc.

     Costs for treating municipal sludge and wastewater just in the United States is currently approaching $30 billion annually. Based on the demonstration data, management believes STORS will allow municipal operators to meet or exceed current federal and state air and water quality standards, and when combined with ARP or NitRem, will allow municipal wastewater treatment operators to achieve zero discharge from a regulatory standpoint. Management also believes that the STORS technology will significantly reduce wastewater and sludge treatment facility operating, maintenance and front-end capital costs.(See Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, for a more comprehensive explanation and discussion of the STORS Technology).

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

     Both the STORS and NitRem process chemistries are conducted in the patented reactor-within-a-reactor equipment, otherwise known as the DSR. Management believes that the DSR's design provides STORS and NitRem with an advantage over competing technologies. (See "General Operations").

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

TIPS Technology

     On March 6, 2001, United States Patent No. 6,196,000 was granted to its inventor Alex Fassbender under the caption Power System With Enhanced Thermodynamic Efficiency And Pollution Control. Mr. Fassbender, who is the Executive Vice President of the Company and its chief technology officer had previously assigned his rights in the patent to Thermo Energy Power Systems, LLC, a Delaware limited liability company and eight-five percent (85%)subsidiary of the Company. For his contribution of the patent Mr. Fassbender received a fifteen percent (15%)ownership interest in Thermo Energy Power Systems, LLC.

     The Company refers to this technology as "TIPS". It was patentable, because it is a novel approach to power production thermodynamics, mass transfer and heat transfer, but this technology has not been demonstrated. TIPS converts any biomass, especially fossil fuels, such as coal, gas and oil, into electricity without producing any emissions, while simultaneously sequestering the mercury and capturing the carbon dioxide (CO2) by-products for beneficial reuse. TIPS integrates the combustion of the fuel used with the efficient production of electricity. By changing the combustion and heat transfer process parameters, TIPS recovers the latent heat vaporization from produced water, scrubs out the acids and particulate matter, while its condenses and recovers liquid CO2 as an integral part of the over-all process. Liquid CO2 represents a form of stored energy that can then be used to generate power for peak demand periods. Management believes that TIPS may potentially be a low cost long-term source of liquid CO2. Management also believes that the TIPS technology can be used to economically retrofit existing fossil fuel power plants or used in the construction of new power generation facilities and has the potential to replace the current conventional coal, gas or heavy oil combustion power generation facilities that contribute significantly to global air quality problem, acid rain and global warming.

Environmental Matters

     Environmental reform efforts have influenced a series of state and federal legislation establishing strict environmental standards designed to protect both water and air quality. As discussed in prior filings under the Act, management believes that this legislation has created a significantly large market for the Company's technologies.

     The Company can neither predict its share of the required capital expenditures for improvements by the wastewater and sludge treatment markets and the energy market, nor predict the growth in such markets. However, the Company believes that such improvements and growth could include both its clean water and clean energy Technologies. The Company's ability to penetrate these markets depends on 1) successfully commercializing one or more of the technologies that have been successfully demonstrated, as discussed below, 2) fully developing and demonstrating the TIPS technology and 3) fully executing its marketing plan.

     From a competitive standpoint in the wastewater and sludge treatment markets, the lower capital requirements for an ARP or STORS/NitRem waste water treatment facility make it an attractive option for municipalities, such as New York City and the San Bernadino Valley Water District (See New York City and Colton project). The 60 largest municipal waste treatment markets account for approximately 80% of all the sewage sludge generated annually in the United
States. The Company believes these markets are excellent privatization candidates in which the Company (probably in a joint venture with a large engineer firm) could either build, own and operate the waste water facilities for the municipality over a contracted period (hopefully 20 years) and pay for the facilities with the income from the contract or operate facilities that are municipally owned.

     There are several ways in which either of these types of contracts could be structured. Just one example would be a contract calling for the local municipal government to pay the Company on a per dry ton per day through-put basis. The Company estimates that there are 60 markets nationally that will produce approximately 8 million dry tons of sludge per year at a current average internal cost rate for disposal in excess of $550 per dry ton or an equivalent of $4.4 billion annually.

Business Strategy

     The Company has completed NitRem/DSR, ARP and STORS demonstration projects, each of which was funded either through a US Government program or by a joint venture partner. The Company was not required to make capital contributions to these demonstration projects and, received no revenues from them, other than reimbursement for administrative and operating costs. The several million dollars of capital costs spent for these demonstrations, as reflected in the Company's Income Statement allowed the Company to develop and demonstrate its technology without selling additional stock to raise money to fund the demonstrations.

     The Company and Sam Houston State University, doing business as the Texas Regional Institute for Environmental Studies ("TRIES"), successfully completed testing and processing DoD RAPP test material on September 5, 1997. The Company has received the final test results and report from TRIES indicating that the NitRem DSR reduces DNT in contaminated wastewater to a level which can be discharged without further wastewater treatment. Based on these preliminary results, the Company anticipates marketing NitRem to the DoD. See "Business - NitRem Removal Demonstrations - United States Department of the Army NitRem Demonstration."

     Operating under a No Cost Test Agreement ("New York Agreement") with the City of New York, Bureau of Clean Water - Department of Environmental Protection the Company demonstrated the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. The purpose of the New York Agreement was to allow the City of New York to evaluate the Company's nitrogen removal processes, including NitRem.

     On August 4, 1998, the Company signed an agreement with Foster Wheeler Environmental Corporation ("FWENC") to provide up to $500,000 of funding necessary to demonstrate the ARP technology and to design, fabricate and operate the ARP pilot plant. It is anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through ThermoEnergy Environmental Corporation, the previously mentioned joint venture with FWENC. See "Business - Nitrogen Removal Demonstrations - New York City ARP Demonstration".

     In September  1996,  Congress  appropriated  $3,000,000  for use by the San
Bernardino Valley Water District ("SBVWD") for the design, construction and operation of a large-scale STORS wastewater treatment demonstration facility, which in March, 1998, selected the City of Colton, California to host the STORS demonstration project. The Company subcontracted with FWENC to fabricate, install and operate the STORS demonstration unit. The demonstration has been successfully completed and is of a larger processing capacity than 70% of the existing municipal wastewater plants in the US

     The TIPS technology will be further developed to primarily compete with coal power generation facilities that have been the recent subject of enforcement actions by the United States Department of Justice and the EPA for violations of the Clean Air Act. In order to expedite the advancement of the TIPS technology, the management is working toward establishing a consortium of corporate partners to design, build and test a prototype burner and exhaust train.

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

     The Company, a 49.9% owner of ThermoEnergy Environmental, LLC ("TENC"), with FWENC of Livingston, New Jersey, a 50.1% owner, pursues clean water projects worldwide. It will combine the Company's clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. The Company has granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural production facilities. The Company has agreed that any commercial business derived from the successful demonstration of ARP will be engaged through TENC and at Company's option, projects utilizing NitRem, DSR and STORS may be engaged through TENC. See "Business - Strategic Corporate Relationships".

     Although the Company believes that it will be able to enter into additional working arrangements with other strategic partners and, if the demonstration projects are successful, be awarded sales and/or service contracts based on the Technologies, there can be no assurance that any of these discussions will result in working arrangements, demonstration project contracts, or contract awards, or that such agreements or contracts will result in revenue for the Company. The successful completion demonstration of a technology gives no assurance that the Company will be awarded commercial contracts for such a project and to date has not earned commercial contracts. Even if such contracts are awarded, neither STORS, NitRem, ARP, DSR nor TIPS have ever been utilized on a large-scale commercial basis, and there is no assurance that either STORS, NitRem, ARP, DSR or TIPS will perform successfully on a large-scale commercial basis or that it will be profitable to the Company. There can also be no assurance that either STORS, NitRem, ARP, DSR or TIPS will not be superseded by other competing technologies.

General Operations

     The Company engaged in the development of clean water and clean energy technologies (the "Technologies")through direct marketing to potential end-users as well as through strategic relationships with BMI, the primary developer of the Water Technologies, and Foster Wheeler USA Corporation, an international engineering and construction company.

     Under the License Agreements with BMI, ThermoEnergy is required to pay royalties to BMI based on the volume of waste processed through commercialized technologies or the direct sales of DSR equipment. Pursuant to the terms of the License Agreements, the Company had until January 31, 1998, to commercialize either STORS, NitRem or DSR. "Commercialization" as defined in the License Agreement is the construction and continuous operation of at least one facility with the capacity of ten dry ton equivalent or 1,000 gallons of liquid per day including a full scale demonstration facility. This requirement was fulfilled with the successful demonstration of the Radford Army Ammunition Project for the Department of Defense. Pursuant to the License Agreements, BMI continues to reserve rights in the Technologies for research and development purposes. See "Recent Developments."

     A Japanese corporation, Japan Organo, Inc. ("Organo") successfully built and operated a large-scale demonstration STORS facility in a Tokyo suburb between 1992 and 1996. Other than to confirm that the STORS process works on a large-scale basis, this operation has no connection to the Company, and there are no plans to work with Organo on this or any future STORS facility. However, Organo has, in the past, allowed BMI and the Company to bring potential clients to the site to view the operation and talk directly to their operating engineers. In addition, Organo continues to publish in relevant trade journals a significant amount of operational data generated through the operation of the large-scale demonstration plant. The Company has the exclusive worldwide rights to STORS, except in Japan. The Company has the exclusive worldwide rights, including Japan, to NitRem, ARP and the DSR. The Company is currently negotiating with Mitsui & Co., Ltd. to market both the NitRem process and the Dual-Shell Reactor system in Japan. Mitsui is not related to Organo. Although the Company has an exclusive License Agreement with BMI on the STORS technology, STORS is not a patentable technology. Organo, which originally sponsored the BMI STORS research, has continued its own research in STORS technology for the Japanese market.

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

     The Company will employ conventional separation techniques standard in similar industries. The oil fraction will be siphoned off and sent to a holding tank. The water fraction will be returned via a dedicated pipeline to the front-end of the wastewater treatment plant to be processed utilizing standard industry practices. The char by-product will be handled in one of two ways. If the incoming sewage sludge feedstock contains relatively small percentages of toxic materials (e.g. cadmium, mercury, PCB's, etc.) then the char can potentially be used as a stand-alone fuel source (for example in a cement kiln) or mixed with the oil fraction and used as a fuel source for industrial furnaces or incinerators. However, if the percentage of toxic materials in the influent exceeds regulatory limits then the char can be grouted in cement blocks utilizing conventional methods and land filled.

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

     To sell a full scale commercial STORS waste water treatment system to a municipality, a demonstration plant must be built at and integrated with a working waste water treatment facility and operated for a long enough period of time to generate engineering data sufficient for the initiation of construction of a full scale commercial system. This requires a "host" city willing to join with the Company and BMI in such a project and participate by contracting to have a STORS system located at one of its waste water treatment facilities. See "Recent Developments."

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

     Capital costs for a NitRem industrial process system can vary widely and are expected to range from $300,000 to $10,000,000. The determining factors for costs are (a) the specific waste stream, (b) through-put, and (c) the specific compliance standard to be achieved. However, many large manufacturing facilities, such as large refineries or chemical process plants, may need more than one NitRem system to handle a variety of waste streams generated by different plant operations. Other uses for NitRem systems, including commercial/government ships and oil drilling platforms, require specialized designs that could add up to 30 to 40% in additional capital costs.

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

     Since all STORS and NitRem operational systems are computer monitored and controlled, operation of a STORS or NitRem facility requires two different skill levels. The first is the facility operations manager, who will typically be a professional engineer (either chemical, mechanical or environmental). The second level will consist of equipment operators who will be any employee with average mechanical and/or equipment maintenance skills. All will receive specific as well as cross training on the operations of their particular facility.

     The Company believes that municipal waste water treatment, which is thought to be a multi-billion dollar market represents almost all of the long-term market potential for STORS. Management further believes by using smaller size STORS and NitRem plants, POTWs will be able to handle the same flow capacity with lower capital and operating costs. In addition, management believes the STORS/ARP combination facility goes further than other technologies to solving the total waste problems faced by a waste water facility. For example, the Company believes that STORS and ARP offer POTWs a more cost-effective basis for advanced wastewater treatment, allowing the recovery and reuse of water processed through the waste water treatment plant with a minimal amount of processing. STORS removes nitrogen, heavy metals, phosphorus, many toxic compounds and produces a high energy fuel. Industrial wastewater often poses the same issues as does municipal wastewater

     ARP is a patent-pending process designed to recover ammonia from dilute waste streams. The removed and concentrated ammonia can thereafter be converted to nitrogen (N2) or recovered as a salt, such as ammonium sulfate (NH2)2SO4), packaged and sold worldwide as a commercial grade fertilizer. ARP's primary market is municipal wastewater treatment and treating wastewater discharge from concentrated animal farming operations, such as in the dairy, beef, poultry or pork industry. As a nitrogen/ammonia recovery technology, ARP is adaptable to greenfield projects as well as for retro-fitting existing wastewater treatment facilities for virtually any size population base. The capital cost of an ARP facility can range from $1,500,000 to $80,000,000 and has a market potential of 500 municipalities world wide, through privatization or direct equipment sales. The ARP technology was sublicensed to TENC on September 9, 1998, for worldwide municipal and agricultural livestock production facilities for the purpose of jointly developing, marketing and utilizing the ARP technology. (See "Certain Relationships and Related Transactions")

     Unlike NitRem, which destroys ammonia and other nitrogenous compounds, ARP removes and reuses the ammonia from municipal, industrial and agricultural wastewater. Over the past decade, the ever increasing levels of nitrogen/ammonia being discharged to our nations fresh water resources has reached alarming proportions. Excess nitrogen/ammonia concentration results in the acceleration or eutrophication, or the starvation of oxygen in water. When phosphorus is added to the equation, the result is know as "nutrient loading". For the first time, the US EPA is preparing to establish federal guidelines limiting the levels of nutrient loading for industrial and municipal wastewater discharge. Currently operating municipal wastewater treatment facilities require advance treatment processes to oxidize excess ammonia to nitrites (nitrification) and, ultimately, to nitrogen gas, (denitrification), prior to the release of treated water to surface streams. Given the expensive nature of current treatment methods there is significant interest in the development of cost effective, alternative nitrification/denitrification technology. ThermoEnergy's new Ammonia Recovery Process (ARP) is a new state of the art system that addresses many of the shortcomings of current treatment methods.

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

     The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS, NitRem or ARP facilities or commercial facility level without external project funding and the ability to source engineering skills, which it is currently doing through its join venture with Foster-Wheeler. The Radford Army Ammunition Plant and the New York City demonstration projects were funded by the US Army and Foster Wheeler, respectively. The Colton STORS Project was funded by the US EPA. Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for commercial facilities of the STORS, NitRem or ARP technologies.

     Foster-Wheeler Environmental has informed the Company that the Colton demonstration project is of sufficient size to provide the data necessary to determine the costs of and efficiencies of the STORS technology for large scale use. (See "STORS Demonstration").

     With regard to the Company's NitRem technologies, the Company believes that if the large-scale demonstration facility at the Radford Army Ammunition Plant is operated for a sufficient period of time to produce operating data, it can rely upon such data in approximating capital needs for a NitRem facility. See "Nitrogen Removal Demonstrations."

     With regard to the Company's ARP technology, the Company believes that if the large-scale demonstration facility at the New York City Staten Island Wastewater Treatment facility is operated for a sufficient period of time to produce operating data, the company may be able to rely upon such data in approximating capital needs for an ARP facility. See "Nitrogen Removal Demonstration."

     The Company has been granted a patent for TIPS by the US Patent and Trademark Office. In order to expedite the advancement of the TIPS technology, management is working toward establishing a consortium of corporate partners to design, build and test a prototype burner and exhaust train. This data will provide the basis to analyze process economics, determine size and scale of market, as well as provide a detailed design for a large-scale demonstration plant. The successful development of TIPS depends on the ability of the Company to attract a consortium of partners who possess the necessary skills and financial ability to exploit the full potential of TIPS.

Recent Developments

     The Company plans to continue its commercialization efforts for the STORS/DSR, NitRem and ARP technologies within their target markets, i.e., municipal sludge/waste water treatment, private industry water/wastewater treatment and hazardous waste disposal and the same for DoE and DoD markets. The Company seeks to identify prospective joint venture partners to fund a full scale TIPS demonstrations and thereafter market this technology to utility and power companies worldwide. The Company is not required to make capital contributions to the following projects and although the Company will be reimbursed for administrative and operating costs, it will not receive any revenues or earnings from these demonstration projects.

Strategic  Corporate  Relationships:   Dan  Cowart,  Inc.,  and  Foster  Wheeler
Environmental Corporation

     The Company and Dan Cowart, Inc. ("DCI") amended and restated their Marketing Agreement as of September 28, 2000. The marketing area in which DCI is to market and develop the Company's technologies is limited to the City of Atlanta, Georgia and the State of Florida and is exclusive authority to DCI to market applications of the technologies from municipal, local governmental and real estate development markets in the market area, and on a non-exclusive basis applications of NitRem for industrial markets. DCI does not have authority to bind the Company to any agreement or course of action without the Company's prior approval. The parties continue to anticipate that they will execute a comprehensive joint venture agreement if they engage in the construction and operation of a specific project.

     The Company will be responsible for the manufacture, sale and sublicense and technologies and staffing needs of the joint venture and will provide technical personnel through ThermoEnergy Environmental, LLC, its joint venture with Foster Wheeler Environmental. Neither the existing agreements nor those contemplated between DCI and the Company gives DCI any rights in any of the technologies. After payment of all royalties to BMI and other costs and expenses of any project the Company and DCI will share equally in the net profits of each project to which to which the Company would be entitled after the payment of amounts due Foster Wheeler Environmental by its participation with the Company through ThermoEnergy Environmental. DCI will not participate in royalties paid to the Company, as a sublicensor, which royalties will not exceed net $.40 per 1,000 gallons of material processed through the Ammonia Recovery Process.

     Additional consideration paid to DCI will be a one-time success fee of 62,500 Warrants exercisable for 62,500 shares of unregistered common stock, exercisable within 10 years from the date of the grant at a price per $2.00 per share. If DCI is able to secure a contract with the City of Atlanta the parties will use all commercially reasonable efforts to negotiate a capital cost savings sharing arrangement with the City under which the entity contracting with the City will be 30% of all capital costs savings realized from using Company technology as apposed to "conventional" or other technology. DCI will be paid the first $5 million of any such savings sharing upon receipt of a payment from the City. The Company and DCI will divide the balance of any savings sharing, if any, equally. The parties have agreed that a determination of capital cost savings acceptable to the City of Atlanta and for which a payment is actually made will be binding, as between them, however in the event that DCI does not agree with the cost savings determination, it may at its expense negotiate and or arbitrate the question of the amount of capital cost savings, but shall have no authority to litigate any dispute with the City of Atlanta, nor shall the Company be required to take any actions that are reasonably likely to materially and adversely effect its relationship with the City of Atlanta. The term of the Amended and Restated Marketing Agreement extends until March 31, 2006, but conditions of exclusivity for the benefit of DCI shall only continue to March 31, 2002. Thereafter, the exclusive rights of DCI may be terminated on 30 days written notice.

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

License Payments to BMI.

     Research and development activities with respect to STORS, NitRem and ARP are ongoing and are generally conducted by BMI. The Company conducted no research and development activities for the Company for the year ended December 31, 2000. Payment under licenses expenditures for the Company were $65,000, $90,000, and $65,000 for the years ended December 31, 2000, December 31, 1999 and September 30, 1998.

Employees

     As of December 31, 2000, the Company had a total of 3 employees, Two full-time: the Chairman and Chief Executive Officer and the President and one Part-time: Executive Vice President and Senior Vice President of Corporate Technology. All of the Company's employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are satisfactory.

Summary of STORS

     The STORS pilot demonstration project has successfully shown that the STORS process is an economically viable and effective technology for the treatment and volume reduction of municipal sludges. All of the key technologies and equipment of the process provided acceptable performance. Numerous design enhancements were performed to increase the pilot system operability. Equipment, schedule, and budget limitations prevented the demonstration of an extended pilot system operation period. The operating expenses of a commercial plant are dependent upon many variables specific to the location under consideration including existing plant equipment, availability and cost of energy, local labor costs, and infrastructure.

     Extensive testing and analysis has provided sufficient data to evaluate process operating conditions and characterize the reactor products. The analysis indicates the effluent has a lower than expected impact and the reactor solids product has little impact, and may be suitable for beneficial reuse The testing indicated a substantial volume reduction from the treatment of the sludge in the process over a wide range of operating conditions.

     System operation resulted in vital lessons learned to improve the process design and operation for commercial facilities. The system demonstrated that for optimal performance, the system required a steady steam flow rate, a reliable sludge feed dewatering system, and better instrumentation and controls. Further testing would be beneficial in demonstrating process reliability, extended volume reduction results of the process, and verification of the feed system performance with high solid feed.

     A reasonably complete set of samples, test data, and test conditions were demonstrated. Sampling events provided representative samples for almost all samples in each test run. The analytical and operations test data reflected consistency and reasonable accuracy. Test conditions varied the reactor feed rates from 1 gpm to 3.5 gpm. Reactor temperatures were tested from 530OF to over 600OF (2770C to 3160C). Test runs were performed both with and without caustic and soda ash.

     The system demonstrated provides an advanced design and a state of the art operation for the treatment of municipal sludge. Commercial designs are expected to be cost competitive for both capital and operating costs. Commercial facilities are expected to require minimal staffs for operation. This demonstration project was largely performed using four primary operating personnel, with limited part time assistance.

     The most unanticipated result was the lack of the formation of an oil phase from reaction of the sludge. Other municipal sludge feeds should be tested to verify that lack of an oil phase is process related and not due to the sludge characteristic. From an operations standpoint, the lack of oil production simplifies the process by reducing the number of streams to be separated and handled. This also reduces the specific equipment needed to separate, store and transport an oil product. Because there was no oil phase in the demonstration, any financial consideration previously given to the sale of an oil by product can not be used in forecasting the performance of a commercial scale plant. The time required for reaction to occur was also considerably less than lab testing had predicted. Testing at even shorter reactor residence times should be performed. Also, a lower level of organics was found in the reactor products than expected. Sufficient testing was conducted to generate and document the equipment performance, operational parameters and lessons learned to enable design, construction and operation of a commercial scale plant.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located 323 Center Street, Suite 1300, space in Little Rock, Arkansas where the Company leases approximately 1200 square feet of from an unaffiliated third party under a month to month lease. The Company leases approximately 500 square feet of space on a month to month basis at 3100 George Washington Way, Suite 153 in Richland, Washington from Sunna Corporation. Alex Fassbender, the Company's Executive Vice President is an officer and shareholder of Sunna Corporation. The lease arrangement is no more or less favorable than terms the Company could acquire from and unaffiliated third party. In the event either of the Company's lease's are not extended or renewed the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays.

ITEM 3. LEGAL PROCEEDINGS

     None currently pending

See Note 10 of Notes to Financial Statements for additional information.

ITEM 4. SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock in traded on the Nasdaq over the counter bulletin board. The stock symbol is TMEN and the transfer agent is Chasemellon. Morgan Keegan and Company, Inc. is the only market maker. No dividends have been declared by the Company since inception.

     The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value. At the annual meeting of stockholders held on June 27, 2000, approval was obtained to reclassify all of the authorized and outstanding shares of the Company's common Stock, which was formerly designated as Series A and Series B, to a single class of Common Stock. In addition, the Company's authorized capital stock consists of 10,000,000 shares of Series Preferred Stock, $1.00 par value ("Preferred Stock"). As of March 30, 2001, there were no shares of Series A Common Stock issued and outstanding, 4,180,745 shares of Common Stock outstanding and no shares of Preferred Stock issued and outstanding. As of March 30, 2001, the number of record holders of the Company's Common Stock was 1208.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto set forth in this Annual Report on form 10-K.


          Cumulative during
          Development stage
          December 31, 2000                              December 31,                            September 30,
          -----------------              ---------------------------------------      -----------------------------------
                                           2000            1999        1998(2)         1998          1997        1996
- -------------------------------------------------------------------------------------------------------------------------
Net loss (1)       $(11,000,851)         (2,021,863)  $(1,200,792)    $(243,660)(3)   $(797,099)  $(1,196,036)  $(551,621)
- -------------------------------------------------------------------------------------------------------------------------
Total assets                                637,858       798,036       594,482         673,068       349,911     173,333
- -------------------------------------------------------------------------------------------------------------------------
Basic and
Diluted net
Loss per
Common share           (2.87)                  (.47)         (.29)         (.06)(3)        (.20)         (.31)       (.15)
- -------------------------------------------------------------------------------------------------------------------------


(1) To date, the Company has not derived any significant revenues from operations. See Note 9 of Notes to Financial Statements for management's consideration of going concern matters.

(2) See Note 12 of Notes to Financial Statements for unaudited financial information for the three months ended December 31, 1997.

(3) Three month transition period due to the Company's change in fiscal year end.

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is the exclusive worldwide (except STORS in Japan) licensee for four clean water environmental technologies developed by BMI and the exclusive owner of a clean energy technology for which it has filed a patent. The four BMI licensed technologies are primarily aimed at solving waste water problems for broad-based markets. These technologies include three chemical process technologies known as the Sludge-To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") (TM). The fourth technology, a dual-shell pressure balance vessel, known as the Dual-Shell Reactor ("DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (collectively, STORS, NitRem, ARP and DSR are referred to as the "Water Technologies"). The Company's applications of the Water Technologies eliminate damaging organic and nitrogenous contaminants from municipal, DoD and industrial waste streams. On January 14, 2000, the Company filed a patent application with the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. The inventor is Alexander G. Fassbender and the Assignee is Thermo Energy Power Systems, LLC. The date of the patent is March 6, 2001 and the Patent No. is US 6,196,000. TIPS chemically converts the energy in fossil fuels, such as coal, gas and oil without producing any air emissions while simultaneously sequestering the mercury and capturing the CO2 (in liquid form) by-products for beneficial reuse. This technology will be developed primarily to compete with coal combustion electricity generation facilities that are currently responsible for global air quality problems, acid rain and global warming.

     The Company is the exclusive worldwide licensee for the clean Water Technologies (except for STORS in Japan) which were developed by BMI, an independent research and development organization. The Company intends to sell equipment (i.e. STORS-DSR, NitRem-DSR, or ARP) and services to government and industrial users, sublicense the Technologies to industrial users or third parties, or build, own and operate municipal and/or industrial waste water treatment facilities. Another component of the Company's business strategy is to enter into collaborative working relationships with established engineering and environmental companies, or formal joint venture agreements relative to the application of the technologies for specified industries or markets. On September 11, 1998, the Company agreed to form ThermoEnergy Environmental Corporation ("TENC") with Foster Wheeler Environmental Corporation ("FWENC") of Livingston, New Jersey to pursue clean water projects worldwide. The new company will combine the Company's state-of-the-art clean water technologies with FWENC's engineering expertise and global presence to pursue industrial and municipal water/wastewater projects around the world and is the Company's first joint venture. It is thereafter anticipated that any commercial business derived from the successful demonstration of ARP will be engaged through TENC. At the option of the Company, projects utilizing NitRem, DSR and STORS may be engaged through TENC.

     The Company also has joint marketing arrangements with Dan Cowart Inc., and Mitusi & Co. (USA.) and plans to enter project specific working arrangements when any projects are identified and funding is obtained. (See "Strategic Corporate Relationships). The Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS, NitRem or ARP facilities at either a demonstration or commercial facility level and has relied on US Government grants and funding from its strategic partners to fund its demonstration projects.

     The US Army NitRem Demonstration and the New York City ARP demonstration projects were funded by the US Army and Foster Wheeler Corporation, respectively. The Colton STORS Project is funded by a federal grant administered by the US EPA. (See summary below) Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for the commercialization of the STORS, NitRem the ARP technologies. With regard to STORS, no facilities have yet been built, outside Japan, on a commercial basis. STORS Demonstration Project and Explanation of Technology

     In May of 1996, ThermoEnergy and BMI representatives met with officials at San Bernardino Valley Water District ("SBVWD") to discuss sitting of a full-scale STORS/NitRem demonstration project (the "Project") in the San Bernardino area. Subsequently, the United States House and Senate approved (PL 104-204, September 26, 1996) a $3,000,000 federal grant to the SBVWD for the design, construction and operation of a large-scale STORS Waste Water Treatment Demonstration Facility. The General Accounting Office authorized the EPA's San Francisco office to disburse the funds accordingly and to administer this grant for the SBVWD project. In March 1998, the SBVWD selected the City of Colton, California to host the Project. On September 3, 1998, the Company signed an agreement with the City of Colton for the Company to demonstrate its STORS/NitRem technology. The United States Environmental Protection Agency (USEPA) provided a grant to pay for the construction of the demonstration test equipment with the proviso that at the conclusion of the demonstration project, all right, title and interest to the test equipment shall be vested in the USEPA. The Company was not be required to make capital contributions to this project. The Company did not receive any revenues or earnings from this project, but was reimbursed for administrative and operating costs. The Company contracted with Foster Wheeler Environmental Corporation (See strategic relationships) to fabricate, install and operate the STORS demonstration unit. The design plans for the project have been completed.

     The ThermoEnergy Corporation Sludge-to-Oil Reactor System (STORS) process was successfully demonstrated at the Colton Water Reclamation Facility (CWRF) in Colton, California from May to September 2000. ThermoEnergy Corporation, in association with Foster Wheeler Environmental Corporation (FWENC), and BMI
developed the technology. The Environmental Technology Evaluation Center (EvTEC), an innovation center of The Civil Engineering Research Foundation
(CERF) was contracted by ThermoEnergy Corporation to independently verify the performance of the STORS technology. As mentioned above, funding was provided in part by the U.S. Environmental Protection Agency (USEPA).

     The STORS process treats the sludge at temperatures of 275,'C to 3250C (527OF to 6170F) and pressures up to 2000 psig to form (i) a sterile, organic-rich water, (ii) an oil effluent and (iii) char solids product with a high energy value. This char solids product meets the specification of Exceptional Quality (EQ) Class A biosolids. The pilot plant is designed to treat up to five dry tons per 24 hour day of municipal sludge and occupies a 50 ft x 1 00 ft foot print. A 150 ft x 300 ft area is estimated for commercial facilities treating 100 dry tons per day. Commercial facility treatment costs are estimated to range from $200 to $300 per dry ton of sludge, which includes recovery of capital as well as operation and maintenance costs based on a 20-year operation.

     The STORS process is a unique design that demonstrated several new technology and equipment applications especially developed to facilitate the STORS process. The STORS process includes several challenging process applications, which were tested and proven during this demonstration. Process challenges (and the equipment used in that application) included high pressure dewatered sludge feed, dewatered sludge check valves, heating of dewatered sludge at high pressure, cooling the multiphase high pressure product stream, and pressure letdown of high pressure product. All of the key technology applications were successfully demonstrated, with the direct steam injection heating of the dewatered sludge showing exceptional performance.

     Nine test runs were performed to determine the process operating conditions and characterization of the reactor products. Both primary (undigested) and secondary (waste activated) sludge feeds were tested. Reactor temperatures from about 275'C (527'F) to 322'C (612"F) were demonstrated to react the sludge to a grayish-brown fine particle; clay-like char solids residual and light brown organic-rich water effluent. Reactor feed flow rates were varied from 1 gallon per minute (gpm) to 3.1 gpm corresponding to reactor residence times between 20 minutes and 6.5 minutes, respectively. The two final test runs were the most representative of anticipated full scale operation and data and results from these runs are discussed here

     Characterization of the products indicated aqueous effluent COD values ranging from 2,700 to 14,000 mg/I, and char solids with almost non-detectable levels of leachable heavy metals. The STORS liquid effluent was returned to the CWRF headwaters. CWRF reported no impact on its effluent quality. After dewatering, the char residual from Phase 2 testing formed a low moisture (60% solids) cake with a heat content ranging from 18,708 to 22,162 J/kg (8043 to 9528 BTU/lb). The cake has an inoffensive odor, similar to roasting coffee beans, which it maintained even after several months. The cake did not attract flies or other insects.

     Analysis also included modeling of the process operation using 59 different process measurements of temperature, pressure, and flow rates of the process streams recorded for each test run from the control system data historian and local field instruments. The steam usage rate was 0.7 to 0.85 pounds of steam per pound of dewatered sludge feed. Enhanced heat recovery is anticipated to allow commercial processes to achieve energy consumption in the range of 0.3 to
0.5 pounds of steam per pound of feed sludge. There are variations in the data between runs, which could be attributed to changes in feed, flow rate fluctuations, sampling variations, and process fluctuations. However, even though some of these differences are significant, very consistent trends and patterns are identified. These trends show that the process achieves significant solids volume reductions (circa 80%) as well as reducing COD and organics in the effluents while changing the organic composition. The STORS pilot test demonstrated an economically viable and effective technology for the treatment of municipal sludge, and has provided significant process understanding for design of commercial facilities. The system demonstrated that for optimal performance, the process requires a steady steam flow rate, a reliable sludge feed dewatering system, and better instrumentation and controls. These lessons can be incorporated into future design of commercial facilities.

Effectiveness of the STORS Process

     The  STORS  process   generates  a  sterile   clay-like  char  residue  and
organic-rich effluent from the treatment of municipal sludge. The characterization data for the char indicates that it has low metals content and passed the TCLP testing with almost all non-detect values. Samples of the 9/30 char were dewatered using a filter press to 68% solids. These data suggest that the char is suitable to be used as cap material for sanitary landfills, for possible reuse in cement plants, or as a fuel for energy recovery in a boiler. The characterization data for the effluent indicates recycling the effluent back through the municipal treatment facility can readily treat the effluent.

     The other primary benefit of the STORS process is the volume reduction from treatment of municipal sludge. The volume reduction for the treatment of primary sludge is calculated in Table 11 is about 80%.

     Secondary sludge was processed in the STORS unit with the same result as the primary sludge. However, during the pilot test, only very limited dewatering of the secondary sludge could be achieved.

     The STORS process is inherently more energy efficient than the pelletizing and incineration processes, and uses less than one pound of steam per pound of dewatered sludge feed. This energy efficiency is due to the fact that the STORS process does not boil or evaporate water from the sludge. Also, the commercial STORS process is designed to effectively recover most of this heat. Commercial designs are expected to have up to 70% greater energy efficiency than the pilot plant through enhanced design and operation to recover heat. Commercial STORS operations are expected to require approximately 0.3 kg of steam per kg feed sludge.

     Summary of STORS

     The STORS pilot demonstration project has successfully shown that the STORS process is an economically viable and effective technology for the treatment and volume reduction of municipal sludges. All of the key technologies and equipment of the process provided acceptable performance. Numerous design enhancements were performed to increase the pilot system operability. Equipment, schedule, and budget limitations prevented the demonstration of an extended pilot system operation period. The operating expenses of a commercial plant are dependent upon many variables specific to the location under consideration including existing plant equipment, availability and cost of energy, local labor costs, and infrastructure.

     Extensive testing and analysis has provided sufficient data to evaluate process operating conditions and characterize the reactor products. The analysis indicates the effluent has a lower than expected impact and the reactor solids product has little impact, and may be suitable for beneficial reuse The testing indicated a substantial volume reduction from the treatment of the sludge in the process over a wide range of operating conditions.

     System operation resulted in vital lessons learned to improve the process design and operation for commercial facilities. The system demonstrated that for optimal performance, the system required a steady steam flow rate, a reliable sludge feed dewatering system, and better instrumentation and controls. Further testing would be beneficial in demonstrating process reliability, extended volume reduction results of the process, and verification of the feed system performance with high solid feed.

     A reasonably complete set of samples, test data, and test conditions were demonstrated. Sampling events provided representative samples for almost all samples in each test run. The analytical and operations test data reflected consistency and reasonable accuracy. Test conditions varied the reactor feed rates from 1 gpm to 3.5 gpm. Reactor temperatures were tested from 530OF to over 600OF (2770C to 3160C). Test runs were performed both with and without caustic and soda ash.

     The system demonstrated provides an advanced design and a state of the art operation for the treatment of municipal sludge. Commercial designs are expected to be cost competitive for both capital and operating costs. Commercial facilities are expected to require minimal staffs for operation. This demonstration project was largely performed using four primary operating personnel, with limited part time assistance.

     The most unanticipated result was the lack of the formation of an oil phase from reaction of the sludge. Other municipal sludge feeds should be tested to verify that lack of an oil phase is process related and not due to the sludge characteristic. From an operations standpoint, the lack of oil production simplifies the process by reducing the number of streams to be separated and handled. This also reduces the specific equipment needed to separate, store and transport an oil product. Because there was no oil phase in the demonstration, any financial consideration previously given to the sale of an oil by product can not be used in forecasting the performance of a commercial scale plant. The time required for reaction to occur was also considerably less than lab testing had predicted. Testing at even shorter reactor residence times should be performed. Also, a lower level of organics was found in the reactor products than expected. Sufficient testing was conducted to generate and document the equipment performance, operational parameters and lessons learned to enable design, construction and operation of a commercial scale plant.

Nitrogen Removal Demonstration Projects

     The  United  States   Department  of  Defense  Army  NitRem   Demonstration
ThermoEnergy and Sam Houston State University, doing business as the Texas Regional Institute for Environmental Studies ("TRIES") signed an agreement in October 1994 allowing ThermoEnergy to demonstrate its NitRem technology to evaluate the nitrogen removal process and its ability to economically and safely treat TNT redwater, DNT contaminated wastewater and various other RCRA waste streams within the Department of Defense ("DoD") industrial base and DoD commercial facilities. ThermoEnergy is the lead subcontractor on this project.

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

New York City ARP Demonstration

     The second commercial scale nitrogen removal demonstration project is a team effort between ThermoEnergy, Foster Wheeler Environmental Corporation and the City of New York to test the Company's capability to cost-effectively eliminate the concentrated discharge, or centrate, from eight of New York City's fourteen waste water treatment facilities. The City of New York currently produces over 4.5 million gallons of centrate daily, which the City projects will reach five million gallons daily by 2001. This concentrated ammonia waste stream is a leading cause of eutrophication in the Long Island Sound. Laboratory tests conducted on actual samples of New York City centrate in May of 1996, and June of 1997, by BMI successfully resulted in eliminating the ammonia present in the centrate. The City of New York and the Company signed a No Cost Test Agreement in July 1996 which allowed the Company to demonstrate, on site, the Company's nitrogen removal processes, including NitRem and other such nitrogen removal processes as the Company may acquire, to wit: ARP. The Company decided to demonstrate the capabilities of its ARP technology at New York City's Staten Island wastewater treatment facility. On August 4, 1998, the Company signed an agreement with FWENC to provide up to $500,000 funding necessary to demonstrate ARP and to design, fabricate and operate the ARP pilot plant. (See Strategic Corporate relationships). The New York ARP demonstration was successfully completed on December 18, 1998. Based on the data generated during the demonstration and computer modeling for large-scale commercial systems, the economics of the Centrate Ammonia Recovery, or ARP process, are excellent when compared to alternative sources such as steam stripping, hot air stripping and biological nitrogen reduction technologies. Depending on the throughput of the commercial system, on a privatized basis, the cost to the client (municipality) to treat ammonia laden wastes with ARP at the concentrations found in the centrate, would be between 3 cents and 4 cents per gallon, including capital equipment recovery overhead. Based upon the demonstration results, the Company is actively seeking a privatized contract to process all of New York City's centrate through it's joint venture with FWENC.

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

     In March 1996, the Company entered into a Marketing Agreement with the Atlanta based Dan Cowart, Inc. ("DCI") to market, develop and commercialize the Technologies in Georgia and Florida. DCI is a multi-discipline construction and development firm for large scale real estate projects. Under the agreement, the Company has granted DCI the exclusive right to exploit any and all applications of the Technologies for municipal, local governmental and real estate development markets in Georgia and Florida, and the nonexclusive right to exploit any and all applications of NitRem for industrial markets in Georgia and Florida. The agreement contemplates the formation of a joint venture between the companies to construct and operate future projects. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. The Company will derive revenue upon the sale of a STORS/DSR or NitRem DSR unit to an end-user, and fees associated with the operation of such projects. DCI is to be paid a one time success fee of 62,500 warrants convertible into 62,500 shares of
ThermoEnergy Common Stock, exercisable within ten years from the date of granting the warrants at a price of $2.00 per share, within 90 days upon the signing of an agreement with a target customer to purchase or utilize any of one of the Technologies. The agreement is for a term of ten years and requires DCI to produce a contract for a project by March 30, 1998 to retain exclusivity. Thereafter, the contract can be terminated by either party upon one month's written notice and DCI's rights to the Technologies in Georgia and Florida would become nonexclusive. The Company has developed a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with the Company and BMI to work on scheduling meetings with municipal and state waste water authorities in Georgia and Florida. Currently, no specific projects are being negotiated.

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

     Management believes the STORS/NitRem combination facility goes further than other technologies to solving the total waste problems faced by a waste water facility. For example, the Company believes that STORS and NitRem offer POTWs a more cost-effective as is for tertiary water treatment, allowing the recovery and reuse of water processed through the waste water treatment plant with a minimal amount of processing. STORS removes nitrogen, heavy metals, phosphorus, many toxic compounds and produces a high energy fuel. Industrial wastewater often poses the same issues as does municipal wastewater. In addition, there is a large volume of toxic slurries and solutions which pose an even greater problem for their generators than exists for municipalities. A review of the regulatory and technical situation for industrial discharges was presented in the industry journal "Chemical Engineering" in June of 1992: Part 1 - New Environmental Regulations Pose Challenges for Industry, and Part 2 - A Guide to Industrial Pretreatment. The review demonstrates the diversity of wastewater issues faced by industrial facilities, and it is clear that the best solution will vary by industry and even by facility. However, management believes that there are many situations where either a robust technology, insensitive to pollutant concentrations and solids content, or a high destruction efficiency will be required. These situations will often become sales opportunities for the Company. In addition, management believes by using smaller size STORS and NitRem plants POTWs will be able to handle the same flow capacity with lower capital and operating costs.

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

Plan of Operations

     The overall goal of the Company has been to successfully complete a full scale demonstration of its technologies and to form strategic corporate alliances to market the technologies discussed above. The Company has successfully completed demonstration of the NitRem, STORS, DSR and ARP technologies. Management plans to utilize these demonstration projects and the TENC joint venture to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factors in implementing the Company's plan of operations as the Company to commercialize its technologies.

Results of Operations

     The net losses for the periods presented resulted primarily from salaries and other administrative expenses, contractual obligations to Battelle Memorial Institute, travel expenses, professional fees and interest expense. General and administrative expenses increased during the year end December 31, 2000 compared to 1999 due to the issuance of compensatory stock options (see Note 7 of Notes to Financial Statements). Payments under licenses, increased during the year ended December 31, 2000 in accordance with the payment schedules in the related agreements. Interest expense increased during the year ended December 31, 2000 compared to the prior year and during the year ended December 31, 1999 compared to the year ended September 30, 1998 due to the issuance of the Company's 15% Convertible Debentures. The increases in general and administrative expenses and travel expenses for the year ended December 31, 1999 compared to the year ended September 30, 1998, were due to increased activity regarding the projects discussed above and the Company's efforts during the year ended September 30, 1998 to conserve cash due to the failure of the 1997 proposed public offering.

     During 1998, the Company filed a lawsuit against the broker-dealer involved in the Company's 1997 failed public offering. During 1999, the Company and the broker-dealer entered into a release and settlement agreement. In connection with the agreement, the Company received $75,000 in cash, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase shares of the Stock at a price of $4.00 per share for a period of five years from the date of the agreement. The Company sold all 50,000 shares of the Stock during June 1999. The Company also exercised warrants for 5,000 shares of the Stock which were sold during June 1999. A gain of $293,779 was recorded in the accompanying 1999 financial statements in connection with the release and settlement agreement. The remaining 15,000 warrants were sold during the first quarter of 2000 at a gain of $23,644.

     The Company also sold scrap parts for $49,550 in connection with the City of Colton project during the year ended December 31, 1999.

Liquidity and Capital Resources

     During the years ended December 31, 2000 and 1999, the Company used $940,776 and $774,908 of cash in operations compared to $592,560 during the year ended September 30, 1998.

During 2000, 1999 and 1998, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted all of its outstanding 6.63% and 10% notes payable to stockholders to Series 98, 15%

Convertible Debentures or Common Stock of the Company. Management plans to meet the Company's liquidity needs during the year ending December 31, 2001 through additional borrowings principally from shareholders via the issuance of the Company's 15% Convertible Debentures, from a public or private placement offering of Common Stock and from the proceeds, estimated to be $1,000,000 for 2001 from the sale of Common Stock pursuant to an agreement with an individual as more fully described in Note 7 of Notes to Financial Statements. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies.

     During 2000, the investment banking firm of Morgan Keegan & Co., Inc. agreed to be a market maker for the Company's Common Stock and an over the counter Bulletin Board application was filed with the NASD. The Company's Common Stock began trading on September 20, 2000.

Quarterly Financial Data

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:


                                                       Three Months Ended
                                 ----------------------------------------------------------------
                                 March 31, 2000    June 30, 2000   Sept. 30, 2000   Dec. 31, 2000
Loss from Operations                $  (289,683)   $  (298,021)   $  (371,484)   $  (527,301)
Net Loss                               (344,745)      (402,901)      (559,498)      (714,719)

Basic and diluted loss per share:
Loss from operations                $     (0.07)         (0.07)         (0.08)         (0.12)
Net Loss                                  (0.08)         (0.09)         (0.12)         (0.16)

Weighted average shares
outstanding                           4,262,105      4,272,657      4,319,305      4,399,903
                                                       Three Months Ended
                                 ----------------------------------------------------------------
                                 March 31, 1999    June 30, 1999   Sept. 30, 1999   Dec. 31, 1999

Loss from Operations                $  (257,587)   $  (420,649)   $  (260,131)   $  (341,514)
Net Loss                               (313,227)      (173,737)      (340,782)      (373,046)

Basic and diluted loss per share:
Loss from operations                $     (0.06)         (0.10)         (0.06)         (0.09)
Net Loss                                  (0.08)         (0.04)         (0.08)         (0.09)

Weighted average shares
outstanding                           4,107,148      4,159,110      4,178,131      4,239,070

To date the Company has not derived any significant revenues from operation. See
Note 1 of Notes to Financial Statements for a description of the computation of weighted average shares outstanding.

Net Operating Losses

     The Company had net operating loss carry forwards as of December 31, 2000 of approximately $ 7,800,000 which expire in the years 2003 through 2020. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of approximately $2,994,000 has been established to offset any benefit from the net operating loss carry forwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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

Transition Period Discussion (Three months ended December 31, 1998 and 1997)

     The discussion of the transition period resulting from the Company's change in fiscal year end (three months ended December 31, 1998) has been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X

Results of Operations

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

Liquidity and Capital Resources

     During the period ended December 31, 1998, the Company used $179,266 of cash in operations compared to $54,380 in 1997. During 1998, and 1997, the Company met its liquidity needs primarily from borrowings from stockholders, and used proceeds from the sale of convertible debentures and public or private placement offerings of Common Stock to meet short-term liquidity needs subsequent to December 31, 1998. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to successful demonstrations of its Technologies.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its efforts to commercialize its Technologies; and (iii) other risks and uncertainties indicate from time to time in the Company's filings with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures about Market Risk

     The information called for by this item, to the extent that it is applicable to the Company, is provided elsewhere within Item 7 or under Item 1 - Business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is contained in Item 14 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE

                                    PART III

ITEM 10. EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

     The information required by this Item is incorporated herein by reference from the Company's definitive 2001 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's definitive 2001 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference from the Company's definitive 2001 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2001.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's definitive 2001 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2001.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                          REPORTS ON FORM 8-K

(a)(1)

     1. Balance Sheets December 31, 2000, 1999 and 1998.

     2. Statements of Operations -- years ended December 31, 2000 and December 31, 1999, three months ended December 31, 1998 and year ended

September 30, 1998 and cumulative during development stage through December 31, 2000.

     3. Statements of changes in stockholders' equity (deficit) -- periods ended September 30, 1988 through December 31, 2000.

     4. Statements of cash flows -- years ended December 31, 2000 and December 31, 1999, three months ended December 31, 1998 and year ended September 30, 1998, and cumulative during development stage through December 31, 2000.

     5.   Notes to financial statements.

(a)(2)

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   Exhibits.

Number assigned
in regulation
S-K, Item 601                       Description of Exhibit
- -------------                       ----------------------
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

Number assigned
in regulation
S-K, Item 601                       Description of Exhibit
- -------------                       ----------------------
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

10.17**           Worldwide Marketing Agreement between the Company and
                  Foster Wheeler USA Corporation dated September 1994.
10.18**           Memorandum of Understanding between the Company and
                  Roy F. Weston, Inc. dated April 10, 1996.
10.19**           No Cost Test  Agreement  Between City of New York - Department of Clean
                  Water and Registrant dated July 26, 1996.
10.20**           Memorandum of Understanding Between Foster Wheeler
                  Environmental Corporation and Mitsui Company
                  (USA.) Inc. dated October, 1996.
10.21**           Subcontract  between Sam Houston State University and the Company dated
                  October 31, 1994.
10.22**           Modification  Number  001  Subcontract  SHSU - 5000 - 002  between  Sam
                  Houston State University and the Company
                  dated August, 1996.
10.23(1)          1997 Stock Option Plan
10.24(10)         Amendment Number 1 to License Agreement between the
                  Company and Battelle Memorial Institute dated
                  June, 1998.
10.25(10)         Amendment  Number  1 to  License  Agreement  between  the  Company  and
                  Battelle Memorial Institute dated June, 1998.
10.26(10)         Amendment Number 1 to License Agreement between the
                  Company and Battelle Development Corporation dated
                  June, 1998.
10.27(10)         Amendment  Number  2 to  License  Agreement  between  the  Company  and
                  Battelle Memorial Institute dated J June, 1998.
10.28(10)         Sublicense Agreement between the Company and
                  Thermoenergy Environmental Corporation.
10.29(10)         Shareholder  Agreement  by and among  Foster  Wheeler  Environmental  Corporation,  the  Company and
                  Thermoenergy Environmental Corporation dated September 9, 1998.
10.30.1(10)       Agreement  between the Foster  Wheeler  Environmental  Corporation  and the Company  dated August 4,
                  1998.
10.30.2(10)       Consulting Agreement between the Company and Nutrecycle Ventures dated November 22, 1998.

10.30.2.1.1(10)   License Agreement between the Company and Battelle Memorial Institute effective December 30, 1997.
10.33(10)         Form of Convertible Debenture dated August 24, 1998, with Robert S. Trump.
10.34(10)         Amendment  Number 1 to License  Agreement  between  the  Company  and  Battelle  Memorial  Institute effective December 30, 1997.
10.35(1)          Employment Agreement between Alex G. Fassbender and the Company dated November 18, 1998.
10.36(1)(9)       Non Qualified Bonus Compensation Option Agreement for P.L. Montesi
10.37(1)(9)       Non qualified Bonus Compensation Option Agreement for Dennis Cossey
23.1(10)          Consent of Independent Accountants

27.1(10)          Financial Data Schedule (to be filed by amendment pursuant to Rule 12b-25).

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

     (10) Incorporated by reference from the Company's Form 10-K of March 30, 2000.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.



                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                              THERMOENERGY CORPORATION


                                     By: /s/  P.L. Montesi
                                         ------------------------------------
                                              P.L. Montesi

                                     Title:  President,  Chief  Operating
                                     Officer,  Director  and
                                     principal Financial Officer

                                     By: /s/ Dennis C. Cossey
                                         ------------------------------------
                                              Dennis C. Cossey

                                     Title:  Chairman, Chief Executive
                                     Officer, Secretary and Director

                                     Date:   March 30, 2001

                                        Signature: /s/ P.L. Montesi
                                                  ---------------------------
                                        P.L. Montesi

                                        Title: ______________________________
                                        President and Director
                                        (Chief Financial Officer)

                                        Date:  _____________________________
                                        March 30, 2001


                                        Signature: _________________________
                                        John F. Concoran

                                        Title: _____________________________
                                        Director

                                        Date:  _____________________________
                                        March 30, 2001

                                        Signature:__________________________
                                        Dr. Louis J. Ortmann

                                        Title:  ____________________________
                                        Director

                                        Date:  _____________________________
                                        March 30, 2001

                                        Signature: /s/ Andrew T. Melton
                                                  --------------------------
                                                      Andrew T. Melton

                                        Title:  ____________________________
                                        Director

                                        Date:  _____________________________
                                        March 30, 2001

                                        Signature: _________________________
                                        Dr. Paul A. Loeffler

                                        Title:  ____________________________
                                        Director

                                        Date:  ______________________________
                                        March 30, 2001

                                        Signature:  /s/ Jerald H. Sklar
                                                  --------------------------
                                                      Jerald H. Sklar

                                        Title:  ____________________________
                                        Director

                                        Date: ______________________________
                                        March 30, 2001

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


/s/ Baird, Kurtz & Dobson

Little Rock, Arkansas
December 11, 1991

                         Report of Independent Auditors



Board of Directors
ThermoEnergy Corporation

We have audited the accompanying balance sheets of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2000, 1999 and 1998, the related statements of operations and cash flows for the years ended December 31, 2000 and 1999, the three months ended December 31, 1998, and the year ended September 30, 1998, and for the period cumulative during development stage through December 31, 2000, and the related statements of changes in stockholders' equity (deficit) for each of the periods from October 1, 1991 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through December 31, 2000, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, and for the period cumulative during development stage through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is in the development stage with no significant revenues from operations, has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company's technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for stock options granted to non-employees as of July 1, 2000.


/s/ KEMP & COMPANY

Little Rock, Arkansas
February 7, 2001

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                                    December 31,
                                                                                   --------------------------------------------
                                                                                        2000           1999            1998
                                                                                   ------------    ------------    ------------
ASSETS
Cash -- Total Current Assets                                                       $    495,959    $    101,091    $    113,220

Advances to officers (Note 6)                                                           138,000         598,015         423,015
Accrued interest receivable -- officers (Note 6)                                          3,899          98,930          58,247
Property and equipment, at cost:
  Equipment                                                                              14,818          14,818          14,818
  Furniture and fixtures                                                                  4,991           4,991           4,991
  Less accumulated depreciation                                                         (19,809)        (19,809)        (19,809)
                                                                                   ------------    ------------    ------------
                                                                                   $    637,858    $    798,036    $    594,482
                                                                                   ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Accounts payable                                                                   $    382,750    $    661,176    $    564,183
Accrued interest payable -- principally related
  parties (Note 4)                                                                      954,734         414,425         299,130
Deferred compensation (Note 6)                                                          265,941       1,660,695       1,282,114
Notes payable to stockholders (Note 4)                                                                  178,735         932,900
                                                                                   ------------    ------------    ------------
      Total Current Liabilities                                                       1,603,425       2,915,031       3,078,327

Convertible Debentures -- principally related
  parties (Note 4)                                                                    4,701,722       2,199,379         956,000
                                                                                   ------------    ------------    ------------
      Total Liabilities                                                               6,305,147       5,114,410       4,034,327

Commitments and contingencies (Notes 2, 3, 4, 7, and 10)

Stockholders' equity (deficit) (Notes 4, and 7): Preferred stock, non-voting, $1 par value:
    Authorized - 10,000,000  shares;  none issued Common Stock, $.001 par value;
  authorized -
    75,000,000 shares; issued: 4,123,824 shares at
    December 31, 2000, 3,883,618 shares at December 31,
    1999 and 3,486,797 shares at December 31, 1998;
    outstanding:  4,039,995 shares at December 31, 2000,
     3,799,789 shares at December 31, 1999 and
     3,402,968 shares at December 31, 1998                                                4,124           3,884           3,487
  Additional paid-in capital                                                          5,329,505       4,658,797       4,334,864
  Deficit accumulated during the development stage                                  (11,000,918)     (8,979,055)     (7,778,196)
                                                                                   ------------    ------------    ------------
                                                                                     (5,667,289)     (4,316,374)     (3,439,845)
                                                                                   ------------    ------------    ------------
                                                                                   $    637,858    $    798,036    $    594,482
                                                                                   ============    ============    ============


See notes to financial statements

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                              Cumulative                                    Three
                                                                During                                      Months
                                                              Development           Year Ended              Ended      Year Ended
                                                             Stage Through         December 31,           December 31, September 30,
                                                           December 31, 2000     2000           1999          1998        1998
                                                             ------------    ------------    ------------  ---------   ----------
Operating expenses:
  General and administrative                                 $  7,961,595    $  1,200,805    $  1,018,076  $ 171,773    $ 556,243
  Payments under licenses
    (Note 3)                                                      887,266          90,000          65,000                  65,000
  Travel and entertainment                                      1,374,014         195,684         196,805     27,446       50,472
                                                             ------------    ------------    ------------  ---------   ----------
                                                               10,222,875       1,486,489       1,279,881    199,219      671,715
                                                             ------------    ------------    ------------  ---------   ----------
Loss From Operations                                          (10,222,875)     (1,486,489)     (1,279,881)  (199,219)    (671,715)
                                                             ------------    ------------    ------------  ---------   ----------


Other income (expense):
  Interest income (Note 6)                                        194,908          33,215          46,647      10,018      28,394
  Gain on settlement of lawsuit
    (Note 10)                                                     317,423          23,644         293,779
  Other income                                                     49,550                          49,550
  Interest expense - principally
    related parties (Note 4)                                   (1,339,857)       (592,233)       (310,887)   (54,459)    (153,778)
                                                             ------------    ------------    ------------  ---------   ----------

                                                                 (777,976)       (535,374)         79,089    (44,441)    (125,384)
                                                             ------------    ------------    ------------  --------   ----------

Net Loss                                                     $(11,000,851)   $ (2,021,863)   $ (1,200,792) $(243,660)  $ (797,099)
                                                             ============    ============    ============  =========   ==========
Basic and Diluted per Common Share (Notes 1, 4, 7 and 10):
    Loss From Operations                                     $      (2.67)   $       (.34)   $       (.31) $    (.05)  $     (.17)
    Net Loss                                                 $      (2.87)   $       (.47)   $       (.29) $    (.06)  $     (.20)




See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           Periods Ended September 30, 1988 Through December 31, 2000



                                                                    Deficit
                                                                  Accumulated
                                                   Additional      During the
                                        Common      Paid-in       Development
                                        Stock        Capital         Stage             Total
                                      -----------    -----------    -----------    -----------
Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share)                          $     2,206    $   178,094      $            $   180,300
Net loss                                                               (290,483)      (290,483)
                                      -----------    -----------    -----------    -----------
Balance (deficit),
  September 30, 1988                        2,206        178,094       (290,483)      (110,183)
Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                            306        456,695                       457,001
Net loss                                                               (338,985)      (338,985)
                                      -----------    -----------    -----------    -----------
Balance (deficit),
  September 30, 1989                        2,512        634,789       (629,468)         7,833
Net loss                                                               (255,036)      (255,036)
                                      -----------    -----------    -----------    -----------
Balance (deficit),
  September 30, 1990                        2,512        634,789       (884,504)      (247,203)
Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)                  44         70,813                        70,857
Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share)                                      388        603,219                       603,607
Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                              1          2,199                         2,200
Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)             5          8,124                         8,129
Net loss                                                               (670,179)      (670,179)
                                      -----------    -----------    -----------     ----------
Balance (deficit), September 30, 1991       2,950      1,319,144     (1,554,683)      (232,589)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through December 31, 2000


                                                                    Deficit
                                                                  Accumulated
                                                   Additional      During the
                                        Common      Paid-in       Development
                                        Stock        Capital         Stage             Total
                                      -----------    -----------    -----------    -----------
Issuance of stock, October --
  December 1991 (150,925
  shares at $1.60 per share)             $    151    $   241,329    $              $   241,480
Shares purchased in rescission
  offer (10,562 shares)                       (11)       (16,888)                      (16,899)
Issuance of stock, public
  offering, August -- September
  1992 (344 shares at $16.00 per
  share)                                        1          5,499                         5,500
Net loss                                                               (562,751)      (562,751)
                                      -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1992       3,091      1,549,084     (2,117,434)      (565,259)
Issuance of stock, public offering
  October 1992 -- September 1993
  (92,785 shares at $16.00 per
  share)                                       93      1,484,457                     1,484,550
Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)             3          3,997                         4,000
Issuance of warrants to
  stockholder                               6,333          6,333
Conversion of $103,000 of
  notes payable to stockholders
  and accrued interest, December
  1992 (6,438 shares)                           6        102,994                       103,000
Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                             9        149,991                       150,000
Net loss                                                             (1,207,921)    (1,207,921)
                                      -----------    -----------    -----------    -----------

Balance (deficit), September 30, 1993       3,202      3,296,856     (3,325,355)       (25,297)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through December 31, 2000


                                                                    Deficit
                                                                  Accumulated
                                                   Additional      During the
                                        Common      Paid-in       Development
                                        Stock        Capital         Stage             Total
                                      -----------    -----------    -----------    -----------

Issuance of warrants to stockholders  $              $   226,000      $            $   226,000
Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)             4          5,996                         6,000
Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                             4         49,997                        50,001

Net loss                                                               (767,427)      (767,427)
                                      -----------    -----------    -----------    -----------
Balance (deficit), September 30,
  1994                                      3,210      3,578,849     (4,092,782)      (510,723)
Issuance of warrants to stockholders                       9,760                         9,760
Issuance of stock, May 1995
 (6,250 shares at $8.00 per share)              6         49,994                        50,000
Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per share)              6         49,994                        50,000
Issuance of stock for expenses, July 1995
  (18,750 shares at $8.00 per share)           19        149,981                       150,000
Net loss                                                               (896,998)      (896,998)
                                      -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1995       3,241      3,838,578     (4,989,780)    (1,147,961)
Issuance of warrants to stockholders                       5,340                         5,340
Net loss                                                               (551,621)      (551,621)
                                      -----------    -----------    -----------    -----------
Balance (deficit),  September 30, 1996      3,241      3,843,918     (5,541,401)    (1,694,242)
Issuance of stock, July 1997
  (50,000 shares at $2.00 per share)           50         99,950                       100,000
Conversion of $338,100 of notes
  payable to stockholders and accrued
  interest, July 1997 (195,596 shares)        196        390,996                       391,192
Net loss                                                             (1,196,036)    (1,196,036)
                                      -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1997       3,487      4,334,864     (6,737,437)    (2,399,086)
Net loss                                                               (797,099)      (797,099)
                                      -----------    -----------    -----------    -----------

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           Periods Ended September 30, 1988 Through December 31, 2000


                                                                                   Deficit
                                                                                 Accumulated
                                                     Additional                  During the
                                                      Common        Paid-in      Development
                                                       Stock        Capital          Stage             Total
                                                    -----------    -----------    -----------    -----------
Balance (deficit), September 30, 1998              $      3,487    $  4,334,864    $ (7,534,536) $ (3,196,185)
Net loss (three months)                                                                (243,660)     (243,660)
                                                   ------------    ------------    ------------  ------------

Balance (deficit), December 31, 1998                      3,487       4,334,864      (7,778,196)   (3,439,845)
Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                          67                             (67)
Conversion of $238,165 of notes payable to
  stockholders and accrued interest, various
  months during 1999 (147,602 shares)                       148         295,056                       295,204
Issuance of stock for exercise of warrants,
  August 1999 (181,619 shares at $.16 per share)            182          28,877                       29,0590
Net loss                                                                             (1,200,792)   (1,200,792)
                                                   ------------    ------------    ------------  ------------
Balance (deficit), December 31, 1999                      3,884       4,658,797      (8,979,055)   (4,316,374)
Issuance of stock for exercise of warrants
  by stockholders, various months during
  2000 (130,000 shares at $2.00 per share)                  130         259,870                       260,000
Conversion of $158,735 of notes payable to
  stockholders and accrued interest, various
  months during 2000 (110,206 shares)                       110         220,302                       220,412
Issuance of compensatory stock options                                  190,536                       190,536
Net loss                                                                             (2,021,863)   (2,021,863)
                                                   ------------    ------------    ------------  ------------
Balance (deficit), December 31, 2000               $      3,884    $  5,329,505    $(11,000,918) $ (5,667,289)
                                                   ============    ============    ============  ============


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                         Cumulative
                                           During                                              Three
                                        Development               Year Ended                  Months
                                         Year Ended    -------------------------------        Ended          Year Ended
                                       Stage Through              December 31,               December 31,   September 30,
                                     December 31, 2000        2000            1999              1998           1998
                                     -----------------  --------------    -------------      ------------   -------------
Operating activities:
  Net loss                             $(11,000,851)       $(2,021,863)    $(1,200,792)       $(243,660)     $(797,099)
  Items not requiring
  (providing) cash:
    Depreciation                             19,809                                                              2,831
    Expenses funded by Common
      Stock issuance                        625,338                             29,059
    Other                                  (123,546)           166,892        (293,779)                         16,000
  Changes in:
    Advances to officers                   (997,998)          (201,000)       (175,000)         (42,000)      (122,650)
    Other receivables                      (124,851)           (25,921)        (40,683)          (8,680)       (25,898)
    Accounts payable                        939,800            149,001         226,616          (26,720)      (142,757)
    Accrued expenses                      1,205,122            604,902         301,090           52,459        153,778
    Deferred compensation                 2,246,890            387,213         378,581           89,335        323,235
                                       ------------        -----------      ----------      -----------     ----------
        Net cash used in
         operating activities            (7,210,287)          (940,776)       (774,908)        (179,266)      (592,560)
                                       ------------        -----------      ----------      -----------     ----------
Investing activities:
  Purchases of fixed assets                 (19,808)
  Other                                     314,082             23,644         293,779
                                       ------------        -----------      ----------
         Net cash used in
          investing activities              294,274             23,644         293,779
                                       ------------        -----------      ----------
Financing activities:
  Proceeds from issuance of
  Common Stock and warrants               2,980,562            260,000
  Proceeds from notes payable             1,665,609                                                             20,000
  Proceeds from convertible
    debentures                            2,812,000          1,052,000         469,000           50,000        750,000
  Payments on notes payable                (154,609)
  Other                                     108,410
                                       ------------        -----------      ----------      -----------     ----------
         Net cash provided by
           financing activities           7,411,972          1,312,000         469,000           50,000        770,000
                                       ------------        -----------      ----------      -----------     ----------
Increase (decrease) in cash                 495,959            394,868         (12,129)        (129,266)       177,440

Cash, beginning of period                         0            101,091         113,220          242,486         65,046
                                       ------------        -----------      ----------      -----------     ----------
Cash, end of period                    $    495,959         $  495,959       $ 101,091        $ 113,220      $ 242,486
                                       ============         ==========       =========        =========      =========


See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

Note 1:  Organization and summary of significant accounting policies

     Change in fiscal year end

During 1998, the Board of Directors of ThermoEnergy Corporation ("the Company") approved a change in the Company's fiscal year end from September 30 to December
31. The Company filed a transition report on Form 10-Q with the Securities and Exchange Commission for the period from October 1, 1998 through December 31, 1998 (see Note 12).

     Nature of business

The Company was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include three chemical processes known as Sludge-to-Oil Reactor System ("STORS"), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") which were developed through research projects at Battelle Memorial Institute (Battelle). A fourth technology, a dual-shell pressure balance vessel, known as the Dual Shell Reactor ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted. The Company owns the worldwide licensing rights to these technologies, except for STORS in Japan, pursuant to exclusive license agreements with Battelle. The four Battelle licensed technologies are primarily aimed at solving wastewater problems for broad-based markets. During 2000, the Company received a Notice of Allowance from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. TIPS chemically converts the energy in fossil fuels such as coal, gas and oil without producing air emissions and recovers the mercury and carbon dioxide by-products for beneficial reuse. This technology, for which the Company is the exclusive owner, will be developed primarily for coal combustion electricity generation facilities experiencing air quality problems (See Note 6). STORS, NitRem, ARP, DSR and TIPS are referred to collectively as the "Technologies".

The Company was formed for the transfer of technology from American Fuel and Power Corporation ("AFP") in 1988 to continue development of the STORS technology under assignment of the license from AFP, the original licensee. Management of the AFP division developing the STORS technology became management of the Company concurrent with the terms of the transfer. The license was assigned to the Company under an agreement requiring that 70 percent of the Company's initial outstanding Common Stock be issued to AFP for distribution to AFP stockholders (see Note 7).

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies (see Notes 2 and 3). The Technologies are currently in the demonstration phase. No commercial contracts have been awarded to the Company.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

Note 1:  Organization and summary of significant accounting policies (continued)

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

     Loss per common share

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992,) have been treated as outstanding for all periods presented in accordance with SAB 83 Topic 4D. Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company's 15% Convertible Debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,313,745, 4,105,128, 4,045,557, 4,045,557, and
3,827,765 shares for the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998 and cumulative since inception through December 31, 2000, respectively. For additional disclosures regarding the Company's 15% Convertible Debentures, stock options and warrants and 125,000 contingently issuable shares (which were not issuable at December 31, 2000), see Notes 4, 7 and 10, respectively.

Note 2: Joint venture corporation agreement

During 1998, the Company and Foster Wheeler Environmental Corporation ("FWEC") agreed to form ThermoEnergy Environmental Corporation ("TENC") to act as a joint venture for purposes of, among other things, developing, marketing and utilizing the ARP technology. The Company's ownership percentage will be 49.9% (requiring a cash capital contribution of $499) and FWEC's ownership percentage will be 50.1% of the outstanding stock of TENC. As of December 31, 2000, TENC had not been capitalized and had no transactions.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


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

The Company entered into the agreements referred to above and in Notes 2 and 10 as part of its business strategy of creating collaborative working relationships with established engineering and environmental companies. Management believes that such relationships will limit the Company's participation in future projects to providing the Technologies and technical support relevant to such projects. The Company may be required to bear a portion of the operational costs of such collaborative efforts. Accordingly, the profitability of future projects and the Company's financial success may be largely dependent upon the abilities and financial resources of the parties collaborating with the Company.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 4: Borrowings, principally from related parties

Notes payable to stockholders consisted of the following at December 31:


                                      2000       1999       1998
                                    --------   --------   --------
     6.63% unsecured notes          $      0   $158,735   $396,900

     10% unsecured notes                   0     20,000    536,000
                                    --------   --------   --------
                                    $      0   $178,735   $932,900
                                    ========   ========   ========

During 2000 and 1999, the Company converted the 6.63% notes and related accrued interest to 257,808 shares of Common Stock. The Company issued convertible debentures (described below) during 2000, 1999 and 1998 in exchange for the 10% notes and related accrued interest.

The Company is authorized to issue $7,500,000 of Series 98, 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures, which are primarily stockholders of the Company, can convert the principal amount and accrued interest into shares of Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date. Debentures with an aggregate principal balance of $1,052,000, $469,000, $50,000 and $750,000 were sold for cash during the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998, respectively. Debentures with an aggregate principal balance of $22,917, $644,756 and $156,000 were issued to stockholders during the years ended December 31, 2000, 1999 and September 30, 1998, respectively, in exchange for the 10% notes and related accrued interest due to them by the Company. The Company issued Debentures in satisfaction of accounts payable balances in the amount of $427,427 during the year ended December 31, 2000, including $200,000 to the law firm of which a member of the Board of Directors is a partner, and $129,623 to Battelle during the year ended December 31, 1999. As more fully described in Note 6, during 2000 the Company issued at total of $1,000,000 of Debentures to the Company's Chief Executive Officer and to the Company's President in partial satisfaction of outstanding deferred compensation balances.

Based on the borrowing rates currently available to the Company for borrowings with similar terms, the fair value of borrowings approximated the book value of such borrowings at December 31, 2000.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 5:  Income taxes

The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109. The Statement provides that the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred taxes. A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the periods ended December 31, 2000, 1999 and 1998 were increases of approximately $759,000, $447,000, and $90,000, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31:


                                  2000           1999          1998
                               -----------    -----------    -----------
Net operating loss
  carryforwards                $ 2,994,000    $ 2,454,000    $ 2,151,000
Deferred compensation              850,000        631,000        487,000
Capitalized costs for income
  tax reporting purposes            78,000         78,000         78,000
Other                               36,000         36,000         36,000
                               -----------    -----------    -----------
                                 3,958,000      3,199,000      2,752,000
Valuation allowance for
  deferred tax assets           (3,958,000)    (3,199,000)    (2,752,000)
                               -----------    -----------    -----------

                               $         0    $         0    $         0
                               ===========    ===========    ===========

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the period ended:


                                                    December  31,             September 30,
                                      ------------------------------------   --------------
                                         2000         1999         1998          1998
                                       ---------    ---------    ---------    ---------
Computed at statutory rate (34%)       $(687,433)   $(408,269)   $ (82,844)   $(271,014)
Increase in taxes resulting from net
  operating loss not recognized          687,433      408,269       82,844      271,014
                                       ---------    ---------    ---------    ---------

Provision for income taxes             $       0    $       0    $       0    $       0
                                       =========    =========    =========    =========

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 5: Income taxes (continued)

The Company has net operating loss carryforwards at December 31, 2000 of approximately $7,800,000 which expire in various amounts during 2003 through 2020.

Note 6:  Related party transactions

During the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998, the Company incurred expenses for support services by Battelle of approximately $25,000, $86,000, $14,000, and $52,000, respectively. See Notes 4 and 7 for information concerning other transactions with Battelle.

During the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998, the Company advanced an aggregate of $201,000, $175,000, $42,000, and $122,650, respectively, to officers of the Company. The advances outstanding are due on demand with interest at the average prime rate of a local bank. Interest income on the advances amounted to $26,001, $40,683, $8,680, and $25,899 for the periods ended December 31, 2000, 1999 and 1998 , and September 30, 1998, respectively. See Notes 4 and 7 for information concerning notes payable and other transactions with stockholders. During 2000, the Board of Directors approved the formation of a Delaware LLC for the purpose of transferring the Company's rights and interests in TIPS. The LLC would be owned 85% by the Company and 15% by the Executive Vice President and Senior Vice President of Technology as the inventor of the technology. As of December 31, 2000, the LLC had not been capitalized by the Company and had no transactions.

During 1991, the Board of Directors adopted a resolution specifying amounts of deferred compensation for the Company's Chief Executive Officer and the Company's President for services rendered prior to September 30, 1991. The Board of Directors also approved employment agreements with the officers effective
January 1, 1992 specifying minimum levels of compensation and terms of employment. The agreements provide a minimum annual salary of $72,000 to each of the individuals with 10% annual increases until the salary for each individual reaches $175,000. The agreements provide for incentive compensation in addition to the above described salary, not to exceed 50% of such salary determined in accordance with a formula to be established annually in good faith by a committee of the Board of Directors. Any amounts earned as salary and incentive compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the prime rate of a local bank until payment. Deferred incentive compensation aggregating $50,000 has been approved by the Board of Directors. No incentive compensation was earned during the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998. Compensation expense aggregating $78,525, $97,949, $25,555, and $73,911 was accrued during the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998, respectively, pursuant to the interest provisions of the compensation arrangements. The Board resolution provides that amounts due from officers may be offset against accrued deferred compensation.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 6:  Related party transactions (continued)

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

During 1998, the Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Senior Vice President of Corporate Technology. The agreement provides for, among other things, basic, incentive and other compensation. The Company leases office space on a month-to-month basis from a company of which this individual is an officer and stockholder.

During 2000, the Board of Directors approved the formation of a Delaware LLC for the purpose of transferring the Company's rights and interests in TIPS. The LLC would be owned 85% by the Company and 15% by the Executive Vice President and Senior Vice President of Technology as the inventor of the technology. As of December 31, 2000, the LLC had not been capitalized by the Company and had no transactions.

Note 7:  Common Stock

At the annual meeting of stockholders held on June 27, 2000, approval was obtained to reclassify all of the authorized and outstanding shares of the Company's Common Stock, which was formerly designated as Series A and Series B, to a single class of Common Stock.

During 2000, an investment banking firm agreed to be a market maker for the Company's Common Stock and an over the counter Bulletin Board application was filed. The Company's Common Stock began trading on September 20, 2000.

In connection with the assignment of the license for the STORS technology from AFP, shares of the Company's Common Stock issued to AFP were placed in a Voting Trust and distributed to the AFP stockholders. The Company owns 83,829 shares of its Common Stock previously included in the Voting Trust pursuant to a settlement agreement with a former AFP stockholder. These treasury shares have a zero cost basis.

The Company's 1997 Stock Option Plan (the "Plan") provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 7:  Common Stock (continued)

The Plan contains automatic grant provisions for non-employee Directors of the Company. At December 31, 2000, options for 20,000 shares of Common Stock, which are exercisable one year after the grant date at $2.00 per share, were outstanding under the automatic grant provisions. No other grants under the Plan have been made.

During 1999, the Board of Directors granted a total of 300,000 non-qualified stock options to two officers of the Company. During the period January 1, 2000 through September 18, 2000, the Board of Directors granted a total of 600,000 non-qualified stock options to the officers of the Company and 140,000 non-qualified stock options to other parties, including 120,000 stock options to the law firm of which a member of the Board of Directors is a partner. These stock options are exercisable at $2.00 per share and expire five years from the date of grant.

In October 2000, the Board of Directors awarded certain officers, directors and consultants a total of 440,000 non-qualified stock options. The options are exercisable at $7.00 per share, the quoted market price of the Company's Common Stock on the date of grant, and expire five years from the date of grant.

The Company accounts for stock options grants to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations because the Company believes the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been granted to non-employees, as defined, be accounted for using the FAS 123 fair value method. The effect of adopting the Interpretation was to increase the net loss for the year ended December 31, 2000 by $190,536 or $(.05) per share.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 7:  Common Stock (continued)

Pro forma information regarding net loss and loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant for the period cumulative during the development stage through December 31, 2000 and the years ended December 31, 2000 and 1999 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 6.12%, 6.22% and 5.75%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company's Common Stock of 60%, and a weighted-average expected life of the options of 5 years. Pro forma information for the three months ended December 31, 1998 and for the year ended September 30, 1998 is not presented since the amounts are not significantly different from those in the accompanying Statements of Operations.

The Black Scholes option model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company had to estimate the expected stock price volatility without a significant amount of historical quoted stock price data, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                             Cumulative           2000             1999
                           --------------    --------------   ---------------
Pro forma:
  Loss from operations     $  (12,905,000)   $   (3,810,000)  $   (1,629,000)
  Net loss                    (13,683,000)       (4,346,000)      (1,550,000)
  Loss per common share:
    Loss from operations   $        (3.37)   $         (.88)  $         (.40)
    Net loss                        (3.57)            (1.01)            (.38)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000



Note 7:  Common Stock (continued)

A summary of the Company's stock option activity, and related information follows:


                                                           Weighted
                                                           Average
                                               Exercise   Exercise
                                                Number      Price      Number
                                              of Shares   per Share  Exercisable
                                             ---------    ---------  -----------
Balance at September 30, 1997                    5,000      $2.00          --
Granted                                           --         2.00          --
                                             ---------      -----     ---------
Balance at September 30, 1998                    5,000       2.00         5,000
Granted                                          5,000       2.00          --
                                             ---------      -----     ---------
Balance at December 31, 1998                    10,000       2.00         5,000
Granted                                        305,000       2.00          --
                                             ---------      -----     ---------
Balance at December 31, 1999                   315,000       2.00       310,000
Granted                                      1,185,000       3.86          --
                                             ---------      -----     ---------
Balance at December 31, 2000                 1,500,000      $3.47     1,495,000
                                             =========

The weighted average fair value of options granted during the periods presented above were approximately $6,000, $347,000 and $2,705,000 for the three months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

Exercise prices for options outstanding as of December 31, 2000 ranged from $2 to $7. The weighted average remaining contractual life of those options is 4.3 years.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 7:  Common Stock (continued)

On October 4, 2000, the Company entered into an agreement with an individual, an officer of the Georgia corporation with which the Company has a marketing agreement (see Note 3), which provided for the purchase of $375,000 of the Company's Series 98, 15% Convertible Debentures and the issuance of warrants to purchase 1,000,000 shares of the Company's Common Stock at $2.00 per share. The warrants are exercisable beginning on the date of issuance and ending on September 1, 2002, but with the right to purchase portions of the shares expiring in 125,000 share increments beginning December 1, 2000 and approximately every 3 months thereafter through September 1, 2002. On December 1, 2000, the individual exercised 125,000 warrants for 125,000 shares of the Company's Common Stock.

At December 31, 2000, there are outstanding warrants for the purchase of 2,063,703 shares of the Company's Common Stock. The warrants are exercisable at prices ranging from $.16 to $2.00 until expiration in various amounts during 2001 through 2004.

At December 31, 2000, approximately 7,200,000 shares of Common Stock were reserved for future issuance under warrant and stock option arrangements and the 1997 Stock Option Plan.

Note 8:  Employee stock ownership plan

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2000, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

Note 9:  Management's consideration of going concern matters

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue approximately $2,000,000 more of Series 98 Convertible Debentures, if necessary to raise working capital (see Note 4). As more fully described in Note 7, the Company has entered into an agreement which can provide $250,000 of working capital on a quarterly basis through September of 2002. Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 9:  Management's consideration of going concern matters (continued)

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. As described more fully in Notes 2 and 3, the Company has entered into agreements with third parties in order to pursue this business strategy.

Note 10:  Commitments and contingencies

An agreement with Centerpoint Power Corporation (CPC) specifies compensation at an hourly rate plus expenses for services rendered if CPC obtains public funding for a demonstration facility or obtains capital financing from an investor entity. The agreement expires in April 2001. No payments have been made to CPC under the terms of the agreement and CPC has not obtained funding which obligates the Company to compensate CPC under the agreement.

During 1998, the Company entered into a consulting agreement with a third party in connection with the City of New York demonstration project. The agreement specifies compensation at an hourly rate plus expenses for services rendered. In the event the Company sells an ARP unit to or operates an ARP unit for the City of New York under a privatized agreement, the agreement provides for additional cash compensation based upon a percentage of the overall capital cost of the ARP demonstration facility and for the issuance of warrants to purchase 62,500 shares of Common Stock of the Company at an exercise price of $4.00 per share, exercisable within two years from the date of issuance of the warrants.

The marketing agreement with a Georgia corporation discussed in Note 3 provides for the issuance to the corporation of 62,500 warrants for 62,500 shares of the Company's Common Stock exercisable within 10 years from the date of granting the warrants at a price of $2.00 per share within 90 days upon the signing of an agreement with a customer to purchase or utilize the Technologies.

In connection with a settlement agreement to litigation filed by the Company against a broker-dealer, the Company received $75,000 in cash, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase additional shares of the Stock. The Company sold the 50,000 shares of Stock during 1999. The Company also exercised the warrants for the Stock which were sold during 1999 and 2000. Gains of $23,644 and $293,779 were recorded in the 2000 and 1999 financial statements, respectively, in connection with the settlement agreement.

At December 31, 2000, the Company had cash in a financial institution that exceeded the limit insured by the Federal Deposit Insurance Corporation.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 11: Executive Bonus Plan

During 1997, the Company's Board of Directors established a five-year Executive Bonus Plan (the "Bonus Plan") to reward executive officers and other key employees based upon the Company achieving certain performance levels. No persons were entitled to receive bonus payments since the inception of the plan.

Note 12:  Unaudited condensed financial statements - transition period

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


                       Condensed Statements of Operations
       Three Months Ended December 31, 1998 and 1997 and Period Cumulative
               During Development Stage Through December 31, 1998

                                                                    Cumulative
                                         1998           1997           1998
                                      -----------    -----------    -----------
                                                     (Unaudited)
Operating expenses:
  General and administrative          $   171,773    $   120,526    $ 5,742,714
  Payments under licenses                 732,266
  Travel and entertainment                 27,446         29,024        981,525
                                      -----------    -----------    -----------
                                          199,219        149,550      7,456,505
                                      -----------    -----------    -----------
Loss from Operations                     (199,219)      (149,550)    (7,456,505)
                                      -----------    -----------    -----------
Other Income (Expense)
  Interest income                          10,018          5,855        115,046
  Interest expense                        (54,459)       (23,371)      (436,737)
                                      -----------    -----------    -----------
                                          (44,441)       (17,516)      (321,691)
                                      -----------    -----------    -----------
Net Loss                              $  (243,660)   $  (167,066)   $(7,778,196)
                                      ===========    ===========    ===========
Basic and Diluted per share
  Loss from Operations                $      (.05)   $      (.04)   $     (1.99)
  Net Loss                            $      (.06)   $      (.04)   $     (2.07)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

Note  12:  Unaudited condensed financial statements - transition period
           (continued)

                       Condensed Statements of Cash Flows
       Three Months Ended December 31, 1998 and 1997 and Period Cumulative
               During Development Stage Through December 31, 1998




                                                                    Cumulative
                                         1998           1997           1998
                                      -----------    -----------    -----------
                                                     (Unaudited)

Net cash used in operations           $  (179,266)   $   (54,380)   $(5,494,603)
Investing activities:
  Purchases of fixed assets                                             (19,808)
  Other                                                                  (3,341)
                                      -----------    -----------    -----------
                                                                        (23,149)
                                      -----------    -----------    -----------
Financing activities:
  Proceeds from common stock                                          2,720,562
  Proceeds from notes payable                             20,000      1,665,609
  Proceeds from debentures                 50,000                     1,291,000
  Other                                                                 (46,199)
                                      -----------    -----------    -----------
                                           50,000         20,000      5,630,972
                                      -----------    -----------    -----------

Increase (decrease) in cash              (129,266)       (34,380)       113,220
Cash, beginning of period                 242,486         65,046              0
                                      -----------    -----------    -----------

Cash, end of period                   $   113,220    $    30,666    $   113,220
                                      ===========    ===========    ===========


      Notes to unaudited condensed financial statements -- transition period

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