Form 10QSB
period 2001-03-31
THERMOENERGY CORP
filed 2001-05-15
CIK 884504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                       Commission file number 33-46104-FW

                            THERMOENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

             ARKANSAS                                  71-00659511
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

           323 Center Street, Suite 1300, Little Rock, Arkansas 72201
                    (Address of principal executive offices)

                                 (501) 376-6477
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [x]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,186,228 common shares as of March 31, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [x]

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         March 31,          December 31,
                                                                            2001                2000
                                                                        ------------        ------------
                                                                         (Unaudited)          (Note 1)
ASSETS

Cash - Total Current Assets                                             $    446,759        $    495,959

Advances to officers                                                         230,000             138,000
Accrued interest receivable - officers                                         7,823               3,899
Property and equipment, at cost:
  Equipment                                                                   14,818              14,818
  Furniture and fixtures                                                       4,991               4,991
  Less accumulated depreciation                                              (19,809)            (19,809)
                                                                        ------------        ------------
                                                                                  --                  --
                                                                        ------------        ------------

                                                                        $    684,582        $    637,858
                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                        $    383,212        $    382,750
Accrued interest payable - primarily to related parties                    1,149,279             954,734
Deferred compensation                                                        356,482             265,941
                                                                        ------------        ------------
      Total Current Liabilities                                            1,888,973           1,603,425

Convertible Debentures (Note 2)                                            4,696,722           4,701,722
                                                                        ------------        ------------
      Total Liabilities                                                    6,585,695           6,305,147

Stockholders' equity (deficit) (Notes 2 and 4):
  Preferred stock, non-voting, $1 par value:
    Authorized - 10,000,000 shares; none issued
  Common Stock, $.001 par value:
    Authorized - 75,000,000 shares
    March 31, 2001:  issued - 4,270,057 shares; outstanding -
    4,186,228 shares;  December 31, 2000:  issued - 4,123,824
    shares;  outstanding - 4,039,995 shares                                    4,270               4,124
  Additional paid-in capital                                               5,621,825           5,329,505
  Deficit accumulated during the development stage                       (11,527,208)        (11,000,918)
                                                                        ------------        ------------
                                                                          (5,901,113)         (5,667,289)
                                                                        ------------        ------------

                                                                        $    684,582        $    637,858
                                                                        ============        ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                               Cumulative
                                                 During
                                               Development
                                              Stage Through                  Three Months Ended
                                                 March 31,                        March 31,
                                                   2001                  2001                   2000
                                               ------------          ------------           ------------
                                                (Unaudited)                      (Unaudited)
Operating Expenses:
  General and administrative                   $  8,227,021          $    265,426           $    222,796
  Payments under licenses                           897,266                10,000                 22,500
  Travel and entertainment                        1,438,966                64,952                 44,387
                                               ------------          ------------           ------------
                                                 10,563,253               340,378                289,683
                                               ------------          ------------           ------------
Loss From Operations
                                                (10,563,253)             (340,378)              (289,683)
                                               ------------          ------------           ------------
Other Income (Expense)
  Interest income                                   203,541                 8,633                 14,017
  Gain on settlement of lawsuit                     317,423                                       23,644
  Other                                              49,550                    -
  Interest expense                               (1,534,402)             (194,545)               (92,723)
                                               ------------          ------------           ------------
                                                   (963,888)             (185,912)               (55,062)
                                               ------------          ------------           ------------

Net Loss                                       $(11,527,141)         $   (526,290)          $   (344,745)
                                               ============          ============           ============

Basic and Diluted
  per Common Share (Note 2)
    Loss From Operations                       $      (2.75)         $      (0.08)          $      (0.07)

    Net Loss                                   $      (3.00)         $      (0.12)          $      (0.08)

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           Periods Ended September 30, 1988 Through December 31, 2000
              and the Three Months Ended March 31, 2001 (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                          Common            Paid-in        Development
                                                           Stock            Capital            Stage              Total
                                                        -----------       -----------       -----------        -----------
Issuance of stock, January 1988,
  (2,205,762 shares at $.08 per share                   $     2,206       $   178,094       $                  $   180,300

Net loss                                                                                       (290,483)          (290,483)
                                                        -----------       -----------       -----------        -----------

Balance (deficit), September 30, 1988                         2,206           178,094          (290,483)          (110,183)

Conversion of $412,000 of debentures
  and accrued interest, September 1989
  (306,335 shares)                                              306           456,695                              457,001

Net loss                                                                                       (338,985)          (338,985)
                                                        -----------       -----------       -----------        -----------

Balance (deficit), September 30, 1989                         2,512           634,789          (629,468)             7,833

Net loss                                                                                       (255,036)          (255,036)
                                                        -----------       -----------       -----------        -----------

Balance (deficit), September 30, 1990                         2,512           634,789          (884,504)          (247,203)

Conversion of $63,000 of unsecured
  debentures and accrued interest at 10%,
  March 1991, (44,286 shares)                                    44            70,813                               70,857

Issuance of stock, May - June 1991
  (387,880 shares:  366,630 at $1.60
  per share;  21,250 shares at $.80 per
  share)                                                        388           603,219                              603,607

Issuance of stock for interest, June 1991,
 (1,375 shares at $1.60 per share)                                1             2,199                                2,200

Issuance of stock for expenses
  incurred by stockholders, July 1991
  (5,081 shares at $1.60 per share)                               5             8,124                                8,129

Net loss                                                                                       (670,179)          (670,179)
                                                        -----------       -----------       -----------        -----------

Balance (deficit), September 30, 1991                         2,950         1,319,144        (1,554,683)          (232,589)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000
             and the Three Months Ended March 31, 2001 (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                                          Additional     During the
                                                           Common          Paid-in      Development
                                                            Stock          Capital          Stage           Total
                                                         -----------     -----------     -----------     -----------
Issuance of stock, October - December
  1991 (150,925 shares at $1.60 per share)               $       151     $   241,329     $               $   241,480

Shares purchased in rescission offer
  (10,562 shares)                                                (11)        (16,888)                        (16,899)

Issuance of stock, public offering, August-
  September 1992 (344 shares at $16.00
  per share)                                                       1           5,499                           5,500

Net loss                                                                                    (562,751)       (562,751)
                                                         -----------     -----------     -----------     -----------

Balance (deficit), September 30, 1992                          3,091       1,549,084      (2,117,434)       (565,259)

Issuance of stock, public offering October
  1992 - September 1993 (92,785 shares
  at $16.00 per share)                                            93       1,484,457                       1,484,550

Issuance of stock for exercise of stock
  options, May 1993 (2,500 shares at
  $1.60 per share)                                                 3           3,997                           4,000

Issuance of warrants to stockholder                                            6,333                           6,333

Conversion of $103,000 of notes payable
  to stockholders and accrued interest,
  December 1992 (6,438 shares)                                     6         102,994                         103,000

Issuance of stock for consulting
  services, June 1993 (9,375 shares
  at $16.00 per share)                                             9         149,991                         150,000

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000
             and the Three Months Ended March 31, 2001 (Unaudited)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                   Additional        During the
                                                                   Common            Paid-in        Development
                                                                    Stock            Capital            Stage               Total
                                                                 -----------       -----------       -----------        -----------
Net loss                                                         $                 $                 $(1,207,921)       $(1,207,921)
                                                                 -----------       -----------       -----------        -----------

Balance (deficit), September 30, 1993                                  3,202         3,296,856        (3,325,355)           (25,297)

Issuance of warrants to stockholders                                                   226,000                              226,000

Issuance of stock for exercise of stock options
 March 1994 (3,750 shares at $1.60 per share)                              4             5,996                                6,000

Issuance of stock for exercise of warrants by
  stockholder, August 1994 (3,677 shares at
  at $13.60 per share)                                                     4            49,997                               50,001

Net loss                                                                                                (767,427)          (767,427)
                                                                 -----------       -----------       -----------        -----------

Balance (deficit), September 30, 1994                                  3,210         3,578,849        (4,092,782)          (510,723)

Issuance of warrants to stockholders                                                     9,760                                9,760

Issuance of stock, May 1995 (6,250
  shares at $8.00 per share)                                               6            49,994                               50,000

Issuance of stock for exercise of
  warrants by stockholder, June 1995
 (6,250 shares at $8.00 per share)                                         6            49,994                               50,000

Issuance of stock for expenses, July
  1995 (18,750 shares at $8.00 per share)                                 19           149,981                              150,000

Net loss                                                                                                (896,998)          (896,998)
                                                                 -----------       -----------       -----------        -----------

Balance (deficit), September 30, 1995                                  3,241         3,838,578        (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                                                     5,340                                5,340

Net loss                                                                                                (551,621)          (551,621)
                                                                 -----------       -----------       -----------        -----------

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000
             and the Three Months Ended March 31, 2001 (Unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                  Additional        During the
                                                                   Common           Paid-in        Development
                                                                   Stock            Capital            Stage              Total
                                                                ------------      ------------      ------------       ------------
Balance (deficit), September 30, 1996                           $      3,241      $  3,843,918      $ (5,541,401)      $ (1,694,242)
Issuance of stock, July 1997 (50,000
  shares at $2.00 per share                                               50            99,950                              100,000
Conversion of $338,100 of notes payable
  to stockholders and accrued interest,
  July 1997 (195,596 shares)                                             196           390,996                              391,192
Net loss                                                                                              (1,196,036)        (1,196,036)
                                                                ------------      ------------      ------------       ------------

Balance (deficit), September 30, 1997                                  3,487         4,334,864        (6,737,437)        (2,399,086)
Net loss                                                                                                (797,099)          (797,099)
                                                                ------------      ------------      ------------       ------------

Balance (deficit), September 30, 1998                                  3,487         4,334,864        (7,534,536)        (3,196,185)
Net loss                                                                                                (243,660)          (243,660)
                                                                ------------      ------------      ------------       ------------

Balance (deficit), December 31, 1998                                   3,487         4,334,864        (7,778,196)        (3,439,845)
Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                                       67                                 (67)
Conversion of $238,165 of notes payable to
  stockholders and accrued interest, various
  months during 1999 (147,602 shares)                                    148           295,056                              295,204
Issuance of stock for expenses, August
  1999 (181,619 shares at $.16 per share)                                182            28,877                               29,059
Net loss                                                                                              (1,200,792)        (1,200,792)
                                                                ------------      ------------      ------------       ------------

Balance (deficit), December 31, 1999                                   3,884         4,658,797        (8,979,055)        (4,316,374)
Issuance of stock for exercise of warrants
  by stockholders, various months
  (130,000 shares at $2.00 per share)                                    130           259,870                              260,000
Conversion of $158,735 of notes payable to
  stockholders and accrued interest, various
  months (110,206 shares)                                                110           220,302                              220,412
Issuance of compensatory stock options                                                 190,536                              190,536
Net loss                                                                                              (2,021,863)        (2,021,863)
                                                                ------------      ------------      ------------       ------------
Balance (deficit), December 31, 2000                                   4,124         5,329,505       (11,000,918)        (5,667,289)
Issuance of stock for exercise of warrants by
  stockholders, various months (143,250
  shares at $2.00 per share)                                             143           286,357                              286,500
Conversion of $5,000 of Convertible Debentures
  plus interest (2,983 shares at $2.00 per share)                          3             5,963                                5,966
Net loss                                                                                                (526,290)          (526,290)
                                                                ------------      ------------      ------------       ------------
Balance (deficit), March 31, 2001                               $      4,270      $  5,621,825      $(11,527,208)      $ (5,901,113)
                                                                ============      ============      ============       ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                      Cumulative
                                                        During
                                                     Development
                                                     Stage Through                Three Months Ended March 31,
                                                     March 31, 2001               2001                    2000
                                                      ------------            ------------            ------------
                                                       (Unaudited)             (Unaudited)             (Unaudited)
Operating activities:
  Net loss                                            $(11,527,141)           $   (526,290)           $   (344,745)
  Items not requiring
  (providing) cash:
    Depreciation                                            19,809
    Expenses funded by Common
      Stock issuance                                       625,338
      Other                                               (123,546)                                        (23,644)
  Changes in:
    Advances to officers                                (1,089,998)                (92,000)                (35,000)
    Other receivables                                     (128,775)                 (3,924)                (13,335)
    Accounts payable                                       940,262                     462                  (1,599)
    Accrued expenses                                     1,400,633                 195,511                  92,723
    Deferred compensation                                2,337,431                  90,541                 113,151
                                                      ------------            ------------            ------------
        Net cash used in
         operating activities                           (7,545,987)               (335,700)               (212,449)
                                                      ------------            ------------            ------------
Investing activities:
  Purchase of fixed assets                                 (19,808)
  Other                                                    314,082                                          23,644
                                                      ------------            ------------            ------------
         Net cash provided by
          investing activities                             294,274                                          23,644
                                                      ------------            ------------            ------------
Financing activities:
  Proceeds from issuance of
    Common Stock and warrants                            3,267,062                 286,500                   5,000
  Proceeds from notes payable                            1,665,609
  Proceeds from convertible debentures                   2,812,000                                         122,000
  Payments on notes payable                               (154,609)
  Other                                                    108,410
                                                      ------------            ------------            ------------
         Net cash provided by
           financing activities                          7,698,472                 286,500                 127,000
                                                      ------------            ------------            ------------

Increase (decrease) in cash                                446,759                 (49,200)                (61,805)

Cash, beginning of period                                        0                 495,959                 101,091
                                                      ------------            ------------            ------------

Cash, end of period                                   $    446,759            $    446,759            $     39,286
                                                      ============            ============            ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2001


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

During March 2001, the U.S. Patent and Trademark Office granted a patent to the Company's Executive Vice President, as inventor of the ThermoEnergy Integrated Power Systems ("TIPS"), who had assigned his rights in the patent to ThermoEnergy Power Systems, LLC ("LLC"), a Deleware limited liability company. the organizational documents for the LLC provide for 85% ownership by the Company and 15% ownership by the Company's Executive Vice President. Since no value was assigned to the patent rights for financial reporting purposes and the Company has not made any capital contributions to the LLC, the financial statements included herein do not differ from those that would be presented on a consolidated basis.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2:  LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,841,302 shares for the period cumulative since inception through March 31, 2001, 4,550,798 and 4,443,724 shares for the three-month periods ended March 31, 2001 and 2000, respectively.

Warrants to purchase approximately 1,400,000 shares of Common Stock (see Note 4) and stock options awarded to officers and others for 1,500,000 shares of Common Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. At March 31, 2001, the Company had issued $4,696,722 of 15% Convertible Debentures, due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest ($1,149,279 at March 31, 2001) into shares of Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

NOTE 3:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue approximately $2,000,000 more of Series 98 Convertible Debentures, if necessary to raise working capital. As more fully described in
Note 7 of Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company has entered into a warrant agreement with an individual which can provide $250,000 of working capital on a quarterly basis through September of 2002. Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Company's technologies. The Company has entered into agreements with third parties in order to pursue this business strategy.

NOTE 4:  SUBSEQUENT EVENTS

During April 2001, warrants issued in connection with the Centerpoint Power Corporation agreement for the purchase of 338,637 shares of Common Stock at $.16 per share were exercised and warrants for the purchase of 181,619 shares at $.16 per share expired.

Item 2 - Management's Discussion and Analysis or Plan of Operations

A description of the business plan of the Company over the next twelve months is described as follows:

     Cash Requirements. The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the previously demonstrated clean water and clean energy technologies (the "Technologies") and a clean energy technology known as the ThermoEnergy Integrated Power System ("TIPS"), which converts any biomass into electricity without producing air emissions, and is aimed at competing with conventional energy (fossil fuel) conversion technologies. The exact cash requirements of the Company for the next 12 months are not currently known and will depend on the level of activity required in pursuing commercialization of its Technologies. Reference is made to the Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, for past cash requirements. It is unlikely that cash requirements will decrease, and if there is a substantial increase in business activity the cash requirements will likely increase. The Company entered into a warrant agreement with Dan Cowart, Atlanta, Georgia, which has provided $250,000 of working capital for each of the last two quarters and can provide $250,000 each quarter through September of 2002. The arrangement with Mr. Cowart is more fully explained in Note 7 to the Financial Statements of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The Company has also been able to sell its Series 98, 15% Convertible
Debentures, from time to time in the past, and is authorized to issue approximately $2,000,000 more of these Debentures, if necessary to raise working capital. Selling additional stock in a private placement or public offering are other possible alternatives.

     Product Research and Development. The Company is the exclusive worldwide licensee (except for STORS in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute ("BMI"). The four BMI licensed technologies address wastewater problems for municipal and broad-based industrial markets. These technologies include three chemical process technologies known as the Sludge-To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP")
(TM). The fourth technology, a Dual-Shell Pressure Balanced vessel reactor system, (the "DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (STORS, NitRem, ARP and DSR are collectively referred to as the "Water Technologies"). The Water Technologies have all be successfully demonstrated, and management is actively pursuing commercial contracts to produce profits and/or royalties from projects involving these Water Technologies. The Company is heavily reliant on the ability and financial resources of established third parties, such as Foster Wheeler Environmental Corporation collaborating with the Company in the venture known as ThermoEnergy Environmental, LLC ("TENC") which pursues clean water projects worldwide. Product research and development in the Water Technologies at the Company level will not be great in the next 12 months, because the work that is now required for development of each of them is the design and field engineering of any actual commercial projects that can be obtained, which will be done primarily by Foster Wheeler Environmental Corporation.

     The Company hopes to obtain a U. S. government grant to pay the costs of demonstrating the TIPS process, but there is no assurance that its efforts will be successful.

     Sales or Purchases of Plant and Equipment. Company currently owns no plants and equipment. Purchases or sales of equipment, if any, will be based on a firm contract from a governmental entity or corporation acquiring equipment for use with one of the demonstrated Technologies. That equipment would be financed in reliance on the credit of the prospective customer.

     New Employees. The Company does plan to hire additional employees unless the TENC joint venture is successful in selling a Water Technology project to a prospective customer.

Results of Operations

For the three months ended March 31, 2001, the Company incurred a net loss of $526,290 as compared to $344,745 for the three months ended March 31, 2000. The principal factors for the increase in the net loss between the two periods were increases in operating expenses and interest expense.

General and administrative expenses and travel and entertainment expenses increased during the three-month periods ended March 31, 2001, compared to March 31, 2000, due to the Company's efforts regarding the projects discussed above. Interest expense increased significantly between the same two periods primarily due to the issuance of an additional $2,179,966 of 15% Convertible Debentures. As more fully describe in Note 10 to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, during the three-month period ended March 31, 2000, the Company recorded a gain of $23,644 in connection with the settlement of a lawsuit.

Liquidity and Capital Resources

During the three-month period ended March 31, 2001, the Company used $335,700 of cash in operations compared to $212,449 in the comparable period of 2000.

During 2000 and 2001, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and converted the remaining 6.63% notes to shares of Company Common Stock. Management plans to meet the Company's liquidity needs during the year ending December 31, 2001, through additional borrowings principally from the issuance of the Company's 15 % Convertible Debentures. As more fully described in Note 7 of Notes to Financial Statements, the Company entered into an agreement with an individual on October 4, 2000 for the issuance of warrants to purchase 1,000,000 shares of the Company's Common Stock at $2.00 per share. That individual, who is an officer of the Georgia corporation with which the Company has a marketing agreement has exercised the right to purchase 125,000 shares on two occasions within the required three month periods that he must do so since a portion of his warrants expire every three months if they are not exercised.

Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies, such as the New York City ARP project and the Colton STORS/NitRem demonstration project.

Net Operating Losses

The Company had net operating loss carryforwards as of December 31, 2000 of approximately $7,800,000 which expire in the years 2003 through 2020. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of approximately $2,994,000 has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

The Company has historically lacked the financial and other resources necessary to respond to requests for proposals and market the Technologies. Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its technologies in demonstration facilities and seeking capital necessary to sustain the Company's efforts. For these reasons the Company has relied on its joint venture (TENC) working arrangement with Foster Wheeler Environmental Corporation and its Marketing Agreement with DCI to enable it to identify and fund work required in making a bid on the Atlanta project and TENC for other projects. The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies.

Successful demonstrations of ARP in New York City and STORS/ NitRem in Colton have been funded through government grants and by Foster Wheeler Environmental Corporation, either through TENC or by separate expenditures. These demonstrations were not revenue producing, and the Company will require additional investment capital, expected to be both debt and equity to continue its operations.

                           PART II- OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Change in Securities

     Dan Cowart paid $250,000 to the Company, when he exercised warrants to purchase 125,000 shares of restricted Common Stock at a price of $2.00 per share on March 1, 2001. An exemption for this transaction is claimed under
     Section 4(2) of the Securities Act. Mr. Cowart has filed a Form 13(d), as to his ownership of the Company. His representatives have done extensive due diligence on the Company and in its book and records. He or his representative have had continuing access to executives of the Company and information regarding the Company. He controls Dan Cowart, Inc., which is a party to a marketing agreement with the Company to sell Company Technologies.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

     None

Item 5. Other Information.

     (a) Colton Demonstration of STORS Process.

The written final report on the successful demonstration of the Company's Sludge-to-Oil Reactor System ("STORS") at the Colton Water Reclamation Facility ("CWRF") in Colton, California from May to September 2000 was not published until the first quarter of 2001. A summary of that report was included in the Annual Report for the year 2000, filed with the SEC. The Company and Foster Wheeler Environmental Corporation, its contractor for the project, believe that the Colton demonstration successfully showed that the STORS process is an economically viable and effective technology for the treatment and volume reduction of municipal sludges and also concluded that all the key technologies and equipment of the process provided acceptable performance.

Extensive testing and analysis has provided sufficient data to evaluate process operating conditions and characterize the Reactor products, such that commercial designs are expected to be cost competitive for both capital and operating costs. Relying on data from the Colton demonstration, ThermoEnergy Environmental Limited Liability Company ("TENC") has begun work on responding to a Request for Proposal ("RFP") from the City of Atlanta, Georgia for sludge disposal. TENC, as has been previously reported, is a joint venture between Foster Wheeler Environmental Corporation, a wholly owned subsidiary of Foster Wheeler USA Corporation, which owns 50.1% of TENC and the Company which owns 49.9% .

     (b) TIPS Technology

On March 6, 2001, United States Patent No. 6,196,000 was granted to its inventor Alex Fassbender under the caption Power System With Enhanced Thermodynamic Efficiency And Pollution Control. Mr. Fassbender, who is the Executive Vice President of the Company and its chief technology officer had previously assigned his rights in the patent to Thermo Energy Power Systems, LLC, a Delaware limited liability company and eight-five percent (85%) owned subsidiary of the Company. For his contribution of the patent Mr. Fassbender received a fifteen percent (15%) ownership interest in Thermo Energy Power Systems, LLC.

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

     (c) Atlanta Bid.

Working with Foster Wheeler Environmental Corporation through their TENC joint venture and with Atlanta based Dan Cowart, Inc. ("DCI") with which it has a Marketing Agreement, the TENC joint venture is in the process of responding to an RFP from the City of Atlanta to provide technology and equipment that will be used to treat that City's sewer sludge now being disposed of using another technology.

Item 6.  Exhibits and Report on Form 8-K

     (a) Financial Data Schedule on Exhibit 27.

     (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2001.
                                    THERMOENERGY CORPORATION

                                    By: /s/ P.L. Montesi
                                       ----------------------------------
                                       P.L. Montesi, President, Treasurer
                                       and Principal Financial Officer