Form 10-K/A
period 2000-12-31
THERMOENERGY CORP
filed 2001-05-16
CIK 884504

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

    (Exact Name Of Registrant As Specified In Its Articles of Incorporation)

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

                               Title of Each Class
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in this Form 10-K/A. [X].

     As  of  March  30,  2001,  there  were  4,180,745  shares  of  ThermoEnergy
Corporation common stock ("Common Stock") outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 30, 2001 was $6,300,000.

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

     Costs for treating municipal sludge and wastewater just in the United States is currently approaching $30 billion annually. Based on the demonstration data, management believes STORS will allow municipal operators to meet or exceed current federal and state air and water quality standards, and when combined with ARP or NitRem, will allow municipal wastewater treatment operators to achieve zero discharge from a regulatory standpoint. Management also believes that the STORS technology will significantly reduce wastewater and sludge treatment facility operating, maintenance and front-end capital costs. (See Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, for a more comprehensive explanation and discussion of the STORS Technology).

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

     From a competitive standpoint in the wastewater and sludge treatment markets, the lower capital requirements for an ARP or STORS/NitRem waste water treatment facility make it an attractive option for municipalities, such as New York City and the San Bernadino Valley Water District (See New York City and Colton project). The 60 largest municipal waste treatment markets account for approximately 80% of all the sewage sludge generated annually in the United States. The Company believe these markets are excellent privatization candidates in which the Company (probably in a joint venture with a large engineer firm) could either build, own and operate the waste water facilities for the municipality over a contracted period (hopefully 20 years) and pay for the facilities with the income from the contract or operate facilities that are municipally owned.

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

General Operations

     The Company engaged in the development of clean water and clean energy technologies (the "Technologies") through direct marketing to potential end-users as well as through strategic relationships with BMI, the primary developer of the Water Technologies, and Foster Wheeler USA Corporation, an international engineering and construction company.

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

     NitRem is a noncatalytic, hydrothermal process that converts, under heat and pressure, aqueous phase nitrogenous compounds (i.e., nitrates, nitrites, amines and ammonia) found in industrial and municipal waste into nitrogen gas, water, oxygen and carbon dioxide. The chemistry is similar to gas-phase thermal deNOx except that it is conducted in the liquidor supercritical phases. The NitRem process typically operates in the near-critical regime where temperatures range between 325 degrees and 375 degrees Centigrade and pressures range from 2500 - 3000 psi.

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

Recent Developments

     The Company plans to continue its commercialization efforts for the STORS/DSR, NitRem and ARP technologies within their target markets, i.e., municipal sludge/waste water treatment, private industry water/wastewater treatment and hazardous waste disposal and the same for DoE and DoD markets. \The Company seeks to identify prospective joint venture partners to fund a full scale TIPS demonstrations and thereafter market this technology to utility and power companies worldwide. The Company is not required to make capital contributions to the following projects and although the Company will be reimbursed for administrative and operating costs, it will not receive any revenues or earnings from these demonstration projects.

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

License Payments to BMI

     Research and development activities with respect to STORS, NitRem and ARP are ongoing and are generally conducted by BMI. The Company conducted no research and development activities for the Company for the year ended December 31, 2000. Payment under licenses expenditures for the Company were $90,000, $65,000, and $65,000 for the years ended December 31, 2000, December 31, 1999 and September 30, 1998.

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

ITEM 4. SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During 2000, an investment banking firm agreed to be a market maker for the Company's Common Stock and an over the counter Bulletin Board application was filed. The Company's Common Stock began trading on September 20, 2000. (Ticker symbol: TMEN.OB). The range of the high and low bid prices during the period September 20, 2000 through September 30, 2000 were $8.50 and $6.00, respectively, and during the quarter ended December 31, 2000 were $8.375 and $3.00, respectively. The over the counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The transfer agent is Chasemellon. Morgan Keegan and Company, Inc. is the only market maker. No dividends have been declared by the Company since inception.

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

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto set forth in this Annual Report on form 10-K/A.


Cumulative during
Development stage
                                               December 31,                                September 30,
December 31, 2000
-----------------                -------------------------------------------------------------------------------------
                                    2000           1999           1998(2)         1998          1997          1996
Net Loss (1)    $(11,000,851)    (2,021,863)   $(1,200,792)    $(243,660)(3)   $(797,099)   $(1,196,036)   $(551,621)
Total Assets                        637,858        798,036       594,482         673,068        349,911      173,333
Basic and
Diluted net
Loss per
Common Share           (2.87)          (.47)          (.29)         (.06)(3)        (.20)          (.31)        (.15)

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

     The US Army NitRem Demonstration and the New York City ARP demonstration projects were funded by the US Army and Foster Wheeler Corporation, respectively. The Colton STORS Project is funded by a federal grant administered by the US EPA. (See summary below) Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for the commercialization of the STORS, NitRem the ARP technologies. With regard to STORS, no facilities have yet been built, outside Japan, on a commercial basis. STORS Demonstration Project and Explanation of Technology.

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

     Nine test runs were performed to determine the process operating conditions and characterization of the reactor products. Both primary (undigested) and secondary (waste activated) sludge feeds were tested. Reactor temperatures from about 275'C (527'F) to 322'C (612"F) were demonstrated to react the sludge to a grayish-brown fine particle, clay-like char solids residual and light brown organic-rich water effluent. Reactor feed flow rates were varied from 1 gallon per minute (gpm) to 3.1 gpm corresponding to reactor residence times between 20 minutes and 6.5 minutes, respectively. The two final test runs were the most representative of anticipated full scale operation and data and results from these runs are discussed here.

     Characterization of the products indicated aqueous effluent COD values ranging from 2,700 to 14,000 mg/I, and char solids with almost non-detectable levels of leachable heavy metals. The STORS liquid effluent was returned to the CWRF headwaters. CWRF reported no impact on its effluent quality. After dewatering, the char residual from Phase 2 testing formed a low moisture (60% solids cake with a heat content ranging from 18,708 to 22,162 J/kg (8043 to 9528 BTU/lb). The cake has an inoffensive odor, similar to roasting coffee beans, which it maintained even after several months. The cake did not attract flies or other insects.

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

     Extensive testing and analysis has provided sufficient data to evaluate process operating conditions and characterize the reactor products. The analysis indicates the effluent has a lower than expected impact and the reactor solids product has little impact, and may be suitable for beneficial reuse. The testing indicated a substantial volume reduction from the treatment of the sludge in the process over a wide range of operating conditions.

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

     Testing and processing of the of the DoD RAPP test material was concluded on September 5, 1997. The final results and report from TRIES indicates that the NitRem DSR reduce DNT in contaminated wastewater to a level which could be discharged without further wastewater treatment. Based on these results, the Company is actively marketing NitRem to the DoD and to private industry.

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

Quarterly Financial Data

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                     Three Months Ended
                                  ---------------------------------------------------------------------------------------
                                       March 31, 2000        June 30, 2000      September 30, 2000      December 31, 2000
Loss from Operations                    $  (289,683)          $  (298,021)          $  (371,484)          $  (527,301)
Net Loss                                   (344,745)             (402,901)             (559,498)             (714,719)

Basic and diluted loss per
share
Loss from operations                    $     (0.07)                (0.07)                (0.08)                (0.12)
Net Loss                                      (0.08)                (0.09)                (0.12)                (0.16)

Weighted average shares                   4,262,105             4,272,657             4,319,305             4,399,903
outstanding

                                                                     Three Months Ended
                                  ---------------------------------------------------------------------------------------
                                       March 31, 1999        June 30, 1999      September 30, 1999      December 31, 1999
Loss from Operations                    $  (257,587)          $  (420,649)          $  (260,131)          $  (341,514)
Net Loss                                  (3131,227)             (173,737)             (340,782)             (373,046)

Basic and diluted loss per
share
Loss from operations                    $     (0.06)                (0.10)                (0.06)                (0.09)
Net Loss                                      (0.08)                (0.04)                (0.08)                (0.09)

Weighted average shares                   4,107,148             4,159,110             4,178,131             4,239,070
outstanding

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

     The names and ages of the executive officers, key employees and directors of the Company, and their positions with the Company, are as follows:

     NAME                    AGE(1)             POSITION
     ----                    ------             --------

Dennis C. Cossey               54         Chairman of the Board, Chief Executive
                                            Officer, Secretary and Director

Primo L. Montesi               66         President and Director

Alex G. Fassbender             47         Executive Vice President, Senior Vice
                                            President of Corporate Technology

Louis J. Ortmann, DDS          64         Director

John Corcoran                  60         Director

Andrew T. Melton               54         Director

Dr. Paul A. Loeffler           53         Director

Jerald H. Sklar                64         Director

(1)  As of May 14, 2001.

     The Company has authorized seven positions on its Board of Directors. Six members of the Board are authorized to serve staggered three (3) year terms with two members standing for election each year. One member is authorized to serve a five (5) year term.

     Three directors are to be elected at the Annual Meeting. Shareholders will elect two directors, each for a three year term expiring in 2004, and one director for a five year term expiring in 2006. The Board's nominees are Dr. Louis J. Ortmann and Mr. John Corcoran for terms expiring in 2004, and Dennis C. Cossey for a term expiring in 2006. Dr. Ortmann was elected to the Board on November 18, 1998, to serve until this Annual Meeting or until his successor is elected or appointed. Mr. Cossey was elected to the Board on May 1, 1996 to serve until this Annual Meeting or until his successor is elected or appointed. Mr. J. Donald Phillips resigned from the Board in 2000, for personal reasons unrelated to the Company and was replaced by Mr. John Corcoran, who was appointed by the Board to serve for the remainder of Mr. Phillips' term, which ends this Annual Meeting. After the election of three directors at the Annual Meeting, the Company will have seven directors, including the four continuing directors whose present terms extend beyond the meeting. Information on the nominees and continuing directors follows (e.g. Name, Age, Year First Elected Director, Business Experience and Other Directorships and/or Significant Affiliations).

Nominees

For terms expiring in 2004

     Dr. Louis J. Ortmann, DDS, age 64, Dr. Ortmann has been a director of the Company since September, 1991. Dr. Ortmann sold his dentistry practice, Louis J. Ortmann Dental Clinic, Inc., which he operated since 1962 and now serves as an associate in the practice and remains active in the business management and operation of the clinic. Dr. Ortmann is a graduate of the University of St. Louis.

     John Corcoran, age 60, currently serves as a director of the Company serving for the remainder of the term of Mr. J. Donald Phillips, who resigned from the Board for personal reasons unrelated to the Company. Mr. Corcoran serves as a Senior Vice President of the Norfolk Southern Corporation. Mr. Corcoran is tasked at Norfolk Southern with public affairs and lobbying on both the state and federal levels.

For a term expiring in 2006

     Dennis C. Cossey, age 54, has served as Chairman of the Board since 1990. Mr. Cossey has been the Chief Executive Officer and a director of the Company since 1988. Prior to joining the Company, Mr. Cossey served in executive and sales positions at a number of companies, including IBM Corporation and Peter Kiewit and Sons Engineering. Mr. Cossey is a member of the American Society of Naval Engineers, the US Naval Institute, the Society of Naval Architects and Marine Engineers and the Association of Energy Engineers.

Directors Whose Terms Expire in 2002

     P. L. Montesi, age 66, has served as a director, the President and Chief Operating Officer of the Company since 1988.

     Jerald H. Sklar, age 64, has served as a director of the Company since his appointment on September 5, 1997. Mr. Sklar is a member of the law firm of Waring Cox, PLC, Memphis, Tennessee, where he has practiced since being admitted to the bar in 1965, concentrating in corporate, financial and transactional work. He received a BA from Washington & Lee University and an LL.B. from Vanderbilt University. Mr. Sklar is also a principal in Ruby Avenue Realty, LLC, a real estate development business and Crestwood Partners, L.P., which invests in operating businesses.

Directors Whose Terms Expire in 2003

     Andrew T. Melton, age 54, has served as director of the Company since his election September 5, 1997. Mr. Melton is President and principal shareholder of Solomon Equity, Inc., a company he started in January of 1999, specializing in financial consulting and loan brokerage. From January 1997 to January 1999, Mr. Melton served as Chief Executive Officer and the principal shareholder of Solomon Financial Inc., a company specializing in financing Canadian imports to the U.S. Solomon Financial Inc. has been liquidated. Mr. Melton is a certified public accountant and received an MBA in finance and a Bachelor of Science degree in economics from Louisiana Tech University. From 1986 to 1994, Mr. Melton served as Executive Vice President, Chief Financial Officer and Treasurer of Worthen Banking Corporation, Little Rock, Arkansas. From 1995 to 1998, Mr. Melton was Vice President with Merrill Capital Markets in Little Rock, Arkansas.

     Dr. Paul A. Loeffler, age 53, has served as a director of the Company since his election on September 5, 1997. Dr. Loeffler is a professor of chemistry at Sam Houston State University, Huntsville, Texas. He has been in this position since 1985, and has been with the chemistry department of Sam Houston State University since 1975. Dr. Loeffler received his Ph.D. and MA in organic chemistry from Rice University. Dr. Loeffler also serves as a member of the Board of Directors and is the associate director of the Texas Regional Institute for Environmental Studies ("TRIES") in Huntsville, Texas. Dr. Loeffler has served with TRIES since 1992.

Board Committees

     The Board of Directors has two standing committees: the Compensation and Benefits Committee and the Audit Committee. Members of the individual committees are named below:

   Compensation and Benefits                         Audit
   -------------------------                         -----

Dr. Louis J.  Ortmann, Chairman              Andrew T. Melton, Chairman
Dr. Paul A. Loeffler                         Dr. Louis J. Ortmann
Andrew T. Melton                             John Corcoran

     The Compensation and Benefits Committee, which is made up of independent directors, makes recommendations to the Board of Directors on compensation generally, executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation. The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board or stockholder action is contemplated.

     The Audit Committee, which is made up of independent directors, oversees the Company's financial reporting process and internal controls. The Audit Committee is governed by a Board approved charter that contains, among other things, the Committee's membership requirements and responsibilities. A copy of the Audit Committee Charter is included as Appendix A to this proxy statement. As part of its duties, the Committee consults with management and the Company's independent public accountants during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied. The Committee reviews the independent accountants' audit fees, discusses relationships and non-audit services to ensure no compromise of independence and submits to the Board of Directors its recommendations for the appointment of an audit firm for the upcoming year.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. We are not aware of any beneficial owner of more than ten percent of our Common Stock.

     Based solely upon a review of the copies of the forms furnished to the Company, we believe that all filing requirements applicable to our officers and directors were complied with during the 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by the Company for the years ended December 31, 2000, December 31, 1999 and September 30, 1998, and the three months ended December 31, 1998 ( the transition period) for the Chief Executive Officer and to the four most highly compensated executive officers of the Company. Except as set forth below, no executive officer of the Company had a salary and bonus during the years indicated that exceeded $100,000 for services rendered in all capacities to the Company.

                           Summary Compensation Table

                                              Annual Compensation                         Long-Term Compensation
                                              -------------------                       Awards               Payouts
                                                                               --------------------------    -------
                                                                     Other     Restricted    Securities                      All
                                                                     Annual      Stock       Underlying        LTIP         Other
                                            Salary       Bonus   Compensation    Awards    Options/SARs(a)  Payouts(b)  Compensation
Name & Principal Position      Year           ($)         ($)         ($)          ($)           (3)            ($)          ($)
-------------------------      ----       -----------  ---------  -----------                               ----------
Primo L. Montesi             12-31-00     $193,607(2)                                        250,000(4)
  President                                                                                  150,000(5)

                             12-31-99      189,290(2)                                        150,000(6)
                             12-31-98(1)    44,668(2)
                              9-30-98      161,618(2)

Dennis Cossey                12-31-00     $193,607(2)                                        250,000(4)
  Chief Executive Officer                                                                    150,000(5)
  and Secretary
                             12-31-99      189,290(2)                                        150,000(6)
                             12-31-98(1)    44,668(2)
                              9-30-98      161,618(2)

Alex Fassbender              12-31-00     $118,688(2)                                        100,000(7)
  Vice President of
  Technology                 12-31-99       67,500(2)                                        100,000(8)

     (1)  Three-month transition period due to change in Company's year end.

     (2) Includes accrued salary plus accrued compensation expense pursuant to the interest provisions of the individual's employment agreement

     (3) No stock appreciation rights were granted to the executive officers named in the Summary Compensation Table.

     (4) On March 16, 2000, the Board of Directors approved the grant of 250,000 non-qualified five-year stock options at an exercise price of $2.00.

     (5) On October 11, 2000, the Board of Directors approved the grant of 150,000 non-qualified five-year stock options at an exercise price of $7.00.

     (6) On June 20, 1999, the Board of Directors approved the grant of 150,000 non-qualified five-year stock options at an exercise price of $2.00.

     (7) On February 10, 2000, the Board of Directors approved the grant of 100,000 non-qualified five-year stock options at an exercise price of $2.00.

     (8) On October 11, 2000, the Board of Directors approved the grant of 100,000 non-qualified five-year stock options at an exercise price of $7.00.

     The following table provides information on stock options granted in 2000 to each of the Company's executive officers named in the Summary Compensation Table. The table also shows the hypothetical gains that would exist for the options at the end of their five-year terms for the executive officers named in the Summary Compensation Table and for all employees as a group (assuming their options had ten-year terms) at assumed compound rates of stock appreciate of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Stock. All option exercise prices are based on fair market value on the date of grant.

                      Option/SAR Grants In Last Fiscal Year

                                          Individual Grants(a)
                     ----------------------------------------------------------------
                                                 Percent
                                   Number of     of Total
                                   Securities    Options/                                      Potential Realizable Value
                                   Underlying      SARs                                          at Assumed Annual Rates
                                     Options    Granted to     Exercise                        of Stock Price Appreciation
                                      SARs      Employees      or Base                             For Option Term (b)
                      Date of        Granted    in Fiscal       Price     Expiration   ---------------------------------------------
      Name             Grant           (#)         Year         ($/Sh)        Date         0%($)          5%($)           10%($)
      ----             -----       --------------------------------------------------      -----          -----           ------
Dennis Cossey          3-16-00       250,000        25%           $2.00       3-16-05                  $  638,000      $  805,500
                      10-11-00       150,000        15%            7.00      10-11-05                   1,339,800       1,691,550

Primo L. Montesi       3-16-00       250,000        25%           $2.00       3-16-05                     638,000         805,500
                      10-11-00       150,000        15%            7.00      10-11-05                   1,339,800       1,691,550

Alex G. Fassbender     2-10-00       100,000        10%           $2.00       2-10-05                     255,200         322,200
                      10-11-00       100,000        10%            7.00      10-11-05                     893,200       1,127,700

All Employees        See dates     1,000,000       100%       See prices    See dates                   5,104,000(c)    6,444,000(c)
  as a group           above                                     above        above

     (a) Options granted to the Company's executive officers named in the summary Compensation Table are exercisable after the date of grant. The Company did not issue stock appreciation rights in 2000 to any of the executive officers named in the Summary Compensation Table.

     (b) These amounts based on assumed appreciation rates of 0% and the 5% and 10% rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

     (c) No gain to the optionees is possible without an increase in stock price, which will benefit all stockholders.

     The following table shows the number of shares acquired on exercise of stock options and the aggregate gains realized on exercise in 2000 by the Company's executive officers named in the Summary Compensation Table. The table also shows the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 2000 and the aggregate gains that would have been realized had these options been exercised on December 31, 2000, even though these options were not exercised and the unexercisable options could have been exercised on December 31, 2000.

                 Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values

                                                              Number of Securities           Value of Unexercised In-The-
                                                             Underlying Unexercised             Money Options/SARs at
                                                             Options/SARs at FY-End              Fiscal Year-End (a)
                          Shares Acquired      Value                   (#)                               ($)
                            on Exercise      Realized      ---------------------------------------------------------------
      Name                       (#)            ($)        Exercisable      Unexercisable    Exercisable     Unexercisable
      ----                ------------------------------   -----------      -------------    -----------     -------------
Dennis Cossey                       --              --        550,000              --          $475,000             --
Primo L. Montesi                    --              --        550,000              --           475,000             --
Alex G. Fassbender                  --              --        200,000              --           118,750             --

     (a) Market value of shares covered by in-the-money options on December 31, 2000 less option exercise price. Options are in-the-money if the market value of the shares covered by the options is greater than the option exercise price.

Employment Contracts and Arrangements

     Messrs. Cossey and Montesi have employment agreements that provide salaries of $169,776 to each of them for 2001, under agreements executed 9 years ago at an original annual base salary of $72,000 with 10% annual increases to a cap of $175,000. The term of employment for Messrs. Cossey and Montesi is from January 1, 1992 until December 31, 1994, with one year renewals available until December 31, 2004. Messrs. Cossey and Montesi also were subject to discretionary incentive compensation of up to 50 percent of the base salary of each individual determined by the Compensation Committee. Deferred compensation aggregating
75,525, $97,949, $25,555, and $73,911 was accrued during the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998 respectively, pursuant to the interest provisions of the compensation agreements.

     The Company is the sole beneficiary of a $500,000 and a $200,000 key man life insurance policy on the lives of Messrs. Cossey and Montesi, respectively.

     The Company entered into a three-year employment agreement with Mr. Alex Fassbender under was to devote substantially all of his business and professional time to the Company with a base salary of $135,000 and 15% annual increases until his salary reaches $250,000. Due to the financial condition of the Company at this time, the employment agreement with Mr. Fassbender was amended on November 20, 1998 to engage Mr. Fassbender for an interim period, not to exceed twelve months from the execution of the employment agreement, where Mr. Fassbender will devote one-half of his business time and attention to Company matters on a minimum annual salary of $67,500.

Qualified 1997 Plan

     The Directors and Shareholders approved a Stock Option Plan at the 1997 Annual Meeting that (the "1997 Plan") (i) permits incentive stock options under
Section 422 of the Code to be granted from a pool of 750,000 shares of Common Stock of the Company; and (ii) to provide for an automatic grant of 1,000 shares for non-employee directors. The number of shares available for grant under the 1997 Plan is 750,000 Common Shares.

     Except for automatic grants to non-employee directors, no other grants have been made. The automatic grants are for non-qualified options of 1,000 shares of Common Stock to be awarded, automatically, without further action by the Board or the Compensation and Benefits Committee on the third business day following the day of each annual meeting of the stockholders of the Corporation for each person who is then a member of the Board of Directors and who is not an employee of the Corporation or any of its subsidiaries. Each 1,000 share option granted to a non-employee Director will become exercisable beginning one (1) year from the date of the annual meeting of shareholders on which the date of the options were granted. If a non-employee Director is elected by the Board of Directors to begin serving as Director on a date not coincident with the annual meeting date, the Director will be granted the initial 1,000 share option as of the date of the first meeting at which he or she serves as Director; however, his or her options will become first exercisable beginning one (1) year from the date of the annual meeting at which he or she is first elected by the stockholders and he or she will not receive an additional grant of options upon his first election to the Board. The five non-employee directors have each received options for 4,000 shares, convertible to restricted, Common Stock at a price equal to $2.00 per share.

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

Unqualified Stock Options

     Upon recommendation of the Compensation Committee, the Board of Directors may grant non-qualified stock options to employees of the Company in its discretion, and also in its discretion, the Board may grant options to non-employees as compensation for services and various types of assistance to the Company.

Executive Bonus Plan

     On January 3, 1997, the Company's Board of Directors established a five-year Executive Bonus Plan ("Bonus Plan") to reward executive officers and other key employees based upon the Company achieving certain performance levels. Under the Bonus Plan, commencing with the Company's 1997 fiscal year and for each of the four fiscal years thereafter, the Company will have discretion to award bonuses in an aggregate amount in each fiscal year equal to 1% of the Company's net sales revenues for each fiscal year, provided and on condition that the Company achieves a net profit before taxes of not less than 5% of net sales in each year, and provided that the aggregate bonuses in each year (out of the maximum amount of 1% of annual net sales) shall not be in excess of the proportion by which the Company's net profit before taxes is greater than 5% of net sales but less than 15% of net sales. The Compensation Committee of the Board of Directors of the Company will determine the allocable amounts or percentages of the bonus pool that may be paid annually to participants. For fiscal 2000, no persons were entitled to receive bonus payments.

Other Bonuses

     Bonuses may be paid to employees at the recommendation of the Compensation Committee and upon approval by the Board if in the Board's discretion the performance of an individual or the circumstances of the Company merit payment of additional compensation.

Compensation Committee Interlocks and Insider Participation

     There were no Compensation and Benefits Committee interlocks or insider (employee) participation during 2000.

The Compensation and Benefits Committee Report follows:

                   Compensation and Benefits Committee Report

     The Compensation and Benefits Committee of the Board ("Compensation Committee") is made up entirely of independent outside directors and recommends compensation for the Company's employees to the Board of Directors for its consideration and approval

Objectives and Policies

     The goal of the Company's compensation policy and practices is to provide a competitive compensation package designed to attract and retain key executive officers and align executive remuneration levels with the interest of stockholders and the Company's overall performance. This stresses stock-based compensation as a means of providing incentives to executive officers to achieve growth in the value of our Common Stock.

Compensation Considerations

     In making its decisions the Compensation Committee has taken into consideration the Company's achievements and its progress toward achieving strategic objectives. Total compensation for executive officers in 2000 was comprised of a reasonable base salary and stock option grants. Because the Company has a modest amount of capital, is still a developmental stage company, has virtually no income and no on going business operations, stock option grants are considered the best means of compensating Company executives.

CEO and Other Executive Officer Compensation

     The Compensation Committee noted that Mr. Cossey, the CEO and Mr. Montesi the President have employment agreements that provide salaries of $169,776 to each of them for 2001, under agreements executed 9 years ago at an original annual base salary of $72,000 with 10% annual increases to a cap of $175,000 and concluded not to recommend a change to the base salaries or pay bonuses for 2000. The Compensation Committee recommended to the Board of Directors that for the year 2000 Mr. Cossey, Mr. Montesi and Mr. Alex Fassbender each be granted 75,000 unqualified stock options having a term of five years and an option price of $2.10 per share (the market price on April 18, 2001, when the Compensation Committee met).

                                             Compensation Committee

                                             Andrew T. Melton, Chairman
                                             Dr. Louis J., Ortmann
                                             Dr. Paul A. Loeffler

     Performance Graph. The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) on the Company's Common Stock with the cumulative total return (including reinvested dividends) of the Russell 2000 Index and the NASDAQ Index for the following period: September 20, 2000 ending December 31, 2000. The listing period is as short as it is because the Company, due to its size, was only listed on an exchange, the OTC Bulletin Board, as of September 20, 2000. The graph does not compare the performance of the Company to a peer group index because there is not a peer group suitable for this purpose and any assemblage of such an index might prove misleading and inaccurate. The amounts below have been rounded to the nearest dollar or percent.

                   Comparison of the Cumulative Total Return*
          ThermoEnergy Corporation, Russell 2000 Index and NASDAQ Index

                           [LINE GRAPH APPEARS HERE.]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Directors and Executive Officers

     The following table reflects the number of shares beneficially owned by each director and nominee for director of the Company, each executive officer of the Company named in the Summary Compensation Table and all directors, nominees and executive officers as a group as of April 30, 2001. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                                                                           Right to
                                                                                                            Acquire
                                                                                                           Ownership
                                     Shares        15%                                                       Within            %
Name of Beneficial Owner             Owned     Debentures     Options     Warrants     Total (1)            60 Days        Owned(2)
------------------------             -----     ----------     -------     --------     ---------            -------        --------
P.L. Montesi                        234,545     291,081       550,000     126,875     1,202,501(3)          967,956         21.89%
22 Greenway Drive
 Little Rock, AR 72212

Dennis Cossey                       266,823     250,000       550,000       1,875     1,068,698(4)          801,875         20.06%
11706 Pleasant Ridge Drive
Little Rock, AR 72212

Alex Fassbender                         625      16,025       200,000          --       216,650(5)          216,025(5)       4.57%
2500 George Wash. Way
Suite 153
Richland, VA 99362

John Corcoran                            --          --        10,000          --        10,000(10)          10,000          0.22%
1500 K Street N.W.,
Suite 375
Washington, D.C. 20005

Louis Ortmann                        28,601      95,980         4,000       4,250       132,831(6)(7)       104,230          2.87%
3832 Victoria Road
Festus, MO 63028

Andrew Melton                            --          --         4,000          --         4,000(6)            4,000          0.09%
11825 Hinson Road
Suite 102
Little Rock, AR 72212

Dr. Paul Loeffler                        --          --         4,000          --         4,000(6)            4,000          0.09%
128 Royal Oaks
Huntsville, TX 77340

Jerald Sklar                         88,215     100,000       124,000          --       312,215(6)(8)       224,000          6.57%
50 N. Front St., Suite 1300
Memphis, TN 38103

All Officers and Directors          618,809     753,086     1,446,000     133,000     2,949,645           2,332,086         43.02%

Robert Trump                        324,273     350,000            --     196,571       870,844(9)          546,844         17.17%
167 E. 61st Street
New York, NY 10021

Dan Cowart                          250,000     375,000            --     750,000     1,375,000(11)       1,125,000         24.34%
3295 River Exchange Drive,
Suite #170
Norcross, GA 30092

     (1) Reflects the number of shares beneficially owned, computed based on the number of shares of Common Stock outstanding as of April 30, 2001, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

     (2) The percentages shown include shares that are not currently outstanding but which certain stockholders are entitled to acquire or will be entitled to acquire within sixty (60) days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by the particular stockholder and by the group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

     (3) Includes 1,875 Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for restricted Common Stock within forty-eight months from date of purchase and assumes the exercise of such Warrants. Includes 3,125 shares of stock representing a one-half interest in 6,250 shares owned jointly with Dennis Cossey. Includes 125,000 Warrants purchased January 12, 1999 for $50,000 exercisable at $2.00 per share for restricted common stock at any time up to May 25, 2004 and assumes the exercise of such options. Includes executive bonus compensation of (i)150,000 and 250,000 non-qualified, five year stock options granted June 20, 1999 and March 16, 2000, respectively, to purchase restricted Common Stock at a price equal to 2.00 per share and (ii)150,000 non-qualified, five year stock options granted October 11, 2000 to purchase restricted Common Stock at a price equal to $7.00 per share and assumes the exercise of such options. Includes 6,500 shares of restricted Common Stock received January 8,1999 in connection with a January 1997 loan to the Company. Includes 41,081 shares of restricted Common Stock represented by converting the 1997 loan to the Company, together with accrued interest, in the amount of $82,162 to 15% convertible Debentures due January 15, 2003. The Debentures are convertible to restricted common stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal of and interest on the Debentures has been paid and assumes the conversion of the Debentures. Also includes Common Stock purchased in the open market. Does not include 2,188 shares of Common Stock owned by Mr. Montesi's wife distributed to her on February 9, 1993, pursuant to her status as a shareholder of common stock of American Fuel and Power Company ("AFP") in like amount. Pursuant to shareholder action of the Company May 21, 1988, the Company agreed to issue to AFP stockholders one share of the Company's Common Stock for each share of AFP common stock outstanding as of April 15, 1988. Mr. Montesi's wife was one of such shareholders of AFP entitling her to stock of the Company. Mr. Montesi disclaims beneficial ownership of the shares of Common Stock owned by his wife.

     (4) Includes 1,875 Warrants purchased February 20, 1996 for $150 exercisable at $2.00 per share for restricted stock within forty-eight months from date of purchase and assumes the exercise of all Warrants. Includes 3,125 shares representing a one-half interest in 6,250 shares owned jointly with P.L. Montesi. Includes executive bonus compensation of (i) 150,000 and 250,000 non-qualified, five year stock options share granted June 20, 1999 and March 16, 2000, respectively, to purchase restricted Common Stock at a price equal to $2.00 per share and (ii) 150,000 non-qualified, five year stock options granted October 11, 2000 to purchase restricted Common Stock at a price equal to $7.00 per share and assumes the exercise of such options. Also includes Common Stock purchased in the open market.

     (5) Includes executive bonus compensation of (i) 100,000 non-qualified, five year stock options granted February 10, 2000 to purchase restricted Common Stock at a price equal to $2.00 per share and (ii) 100,000 non-qualified, five year stock options granted October 11, 2000 to purchase restricted Common Stock at a price equal to $7.00 per share and assumes the exercise of such options.

     (6) Includes options convertible to 4,000 shares of restricted Common Stock at a price equal to $2.00 per share, issued under the Company's 1997 Stock Option, which provides for a grant of 1,000 share of common stock to non-employee directors for each year of service on the Board and assumes the exercise of such options.

     (7) Includes (i) 1,250 shares of Common Stock Dr. Ortmann beneficially owns through Dr. Louis J. Ortmann Dental Clinic, Inc., Profit Sharing Plan, (ii) 7,600 shares of Common Stock received in connection with of a June 1997 loan to the Company, (iii) 83,480 shares of restricted Common Stock represented by the conversion of a 1997 loan to the Company on July 20, 1999, together with accrued interest, in the amount of $91,960 of Series 98, 15% convertible Debentures due January 15, 2003 and (iv) separate Series 98, Debentures purchased in the amount of $50,000, and $25,000 on December 1, 1998 and June 22, 1999 respectively, convertible to restricted Common Stock at price of $2.00 per share and assumes the conversions of such Debentures. Does not include the following owned by Dr. Ortmann's wife: 26,563 shares of Common Stock, Warrants purchased September 17, 1996 by Mrs. Ortmann for $339.40 exercisable at $2.00 per share for 4,244 shares of Common

          Stock within forty-eight months from date of purchase, 5,000 shares of Common Stock received in connection with a August 14, 1997 loan to the Company and 16,992 shares of restricted Common Stock represented by the conversion of a 1997 loan to the Company, together with accrued interest, in the amount of $33,983 to 15% convertible Debentures dues January 15, 2003 and assumes the conversions of such Debentures. The Debentures are convertible to restricted Common Stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid and assumes the conversions of such debenture. Dr. Ortmann disclaims beneficial ownership of the shares, warrants and Debentures owned by his spouse.

     (8) Includes (i) 88,215 shares of Common Stock owned by Waring Cox, PLC, a law firm in which Mr. Sklar is a member; (ii) 100,000 shares of Common Stock, assuming conversion of Series 98, 15% convertible Debentures at a price of $2.00 per share issued to Waring Cox, PLC during May 2000 in satisfaction of legal fees owed to the firm by the Company and
          (iii) 120, 000 shares of Common Stock, assuming exercise at $2.00 per share of fire-year options for such shares granted to Waring Cox, PLC on April 19, 2000.

     (9) Includes 361,773 shares of Common Stock, assumes the conversion of 282,822 warrants convertible to restricted common and the conversion of Series 98 Convertible Debentures to 350,000 shares of restricted common stock as follows: includes 392,168 warrants purchased at par value exercisable at $8.00 per share within ten years of (58,825 December 23, 1992; 125,000 April 1, 1993; 208,344 July 15, 1993).
          Includes an additional 62,500 warrants purchased October 14, 1994 for $.02 exercisable at $2.00 per share for restricted stock within 48 months and assumes the exercise of all warrants by Mr. Trump. Includes an additional 25,000 shares of restricted Common Stock purchased May 10, 1995 at $0.50 per share and an additional 25,000 warrants purchased May 10, 1995 at par value exercisable at $2.00 per share for restricted stock which were exercised in June, 1995. Includes an additional 6,250, 5,000 and 12,500 Warrants purchased March 20, 1996, May 17, 1996 and August 28, 1996, respectively, for $500, $400 and $1,000 exercisable at $2.00 per share for restricted stock within forty-eight months from date of each purchase and assumes the exercise of all warrants. Includes 245,596 shares of Common Stock issued to Mr. Trump in July 1997 in consideration of (i) an additional $100,000 capital contribution to the Company, (ii) the conversion of $391,192 in short-term debt to equity, and (iii) the cancellation of 195,596 Warrants exercisable at $8.00 per share. Includes 350,000 shares of restricted Common Stock represented by the purchase of $700,000 of Series 98, 15% convertible Debentures due January 15, 2003 by Mr.
          Trump, $250,000 purchased each on January 15, 1998 and August 24, 1998, respectively and $200,000 purchased May 20, 1998. The Debentures are convertible to restricted Common Stock at a conversion price of $2.00 per share, at the option of the holder, up to the date of maturity or afterwards until the entire principal and interest amount shall have been paid and assumes the conversions of such Debentures.

     (10) Assumes exercise of five-year stock option to purchase Common Stock at $7.00 per share granted as incentive to Mr. Corcoran to accept appointment to Company Board of Directors.

     (11) Includes 250,000 shares of Common Stock. Assumes (i) conversion of Series 98, 15% convertible Debentures to at price of $2.00 per share and (ii) exercise of Warrants to purchase 750,000 shares at price of $2.00 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dan Cowart, Inc., and Foster Wheeler Environmental  Corporation - See section in
Part I, Item 1 above entitled, Strategic Corporate Relationships: Dan Cowart, Inc., and Foster Wheeler Environmental Corporation.

Dan Cowart, Inc. Marketing Agreement.

     The Company and Dan Cowart, Inc. ("DCI") amended and restated its Marketing Agreement as of September 28, 2000. Dan Cowart is the controlling shareholder of DCI. The marketing area in which DCI is to market and develop the Company's technologies is limited to the City of Atlanta, Georgia and the State of Florida and is exclusive authority to DCI to market applications of the technologies from municipal, local governmental and real estate development markets in the market area, and on a non-exclusive basis applications of NitRem for industrial markets.

     The Company will be responsible for the manufacture, sale and sublicense and technologies and staffing needs of the joint venture and will provide technical personnel through ThermoEnergy Environmental, a joint venture with Foster Wheeler Environmental. Neither the existing agreements nor those contemplated between DCI and the Company gives DCI any rights in any of the technologies. After payment of all royalties to BMI and other costs and expenses of any project the Company and DCI will share equally in the net profits of each project to which to which the Company would be entitled after the payment of amounts due Foster Wheeler Environmental by its participation with the Company through ThermoEnergy Environmental. DCI will not participate in royalties paid to the Company, as a sublicensor, which royalties will not exceed net $.40 per 1,000 gallons of material processed through the Ammonia Recovery Process.

     Additional consideration paid to DCI will be a one-time success fee of 62,500 Warrants exercisable for 62,500 shares of unregistered Common Stock, exercisable within 10 years from the date of the grant at a price per $2.00 per share. If DCI is able to secure a contract with the City of Atlanta the parties will use all commercially reasonable efforts to negotiate a capital cost savings sharing arrangement with the City under which the entity contracting with the City will be 30% of all capital costs savings realized from using Company technology as apposed to "conventional" or other technology. DCI will be paid the first $5 million of any such savings sharing upon receipt of a payment from the City. The Company and DCI will divide the balance of any savings sharing, if any, equally. The parties have agreed that a determination of capital cost savings acceptable to the City of Atlanta and for which a payment is actually made will be binding, as between them, however in the event that DCI does not agree with the cost savings determination, it may at its expense negotiate and or arbitrate the question of the amount of capital cost savings, but shall have no authority to litigate any dispute with the City of Atlanta, nor shall the Company be required to take any actions that are reasonably likely to materially and adversely effect its relationship with the City of Atlanta. The term of the Amended and Restated Marketing Agreement extends until March 31, 2006, but conditions of exclusivity for the benefit of DCI only continue to March 31, 2002. Thereafter, the exclusive rights of DCI may be terminated on 30 days written notice.

Thermo Energy Power Systems, LLC and Alex Fassbender

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

Other Transactions

     Mr. Jerald Sklar, a member of Waring Cox, PLC, counsel to the Company was appointed to the Board of Directors of the Company on September 5, 1997. His current term expires in 2003. Waring Cox, PLC owns 88,215 shares of Common Stock. Please see Note 7 under the Beneficial Ownership Chart in Item 12 for further discussion of Waring Cox, PLC's ownership position.

Indebtedness of Management

     As of March 31, 2001, the Company had advanced $117,500 to P. L. Montesi and $112,500 to Dennis C. Cossey , and on that date, the Company owed deferred compensation of $178,241 to Mr. Montesi and $174,241 to Mr. Cossey.

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

(a)(3)  Exhibits.

Number assigned
in regulation
S-K, Item 601                  Description of Exhibit
---------------                ----------------------

3.1**               Amended and Restated Articles of Incorporation.

3.2**               Amended and Restated Bylaws of the Company.

3.3                 Operating Agreement of ThermoEnergy Power Systems, LLC

3.4                 Certificate of Formation of ThermoEnergy Power Systems, LLC

3.5                 Certificate of Correction of ThermoEnergy Power Systems, LLC

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

10.7*(1) Employment Agreement dated January 1, 1992 by and between ThermoEnergy and Dennis Cossey.

10.8* STORS/NitRem Option Agreement between the Company and a Corporation in Formation dated March, 1992.

10.9*               Agreement  between the  Company and McKeown and Franz,  Inc.
                    dated March, 1992.

10.10(2)            Warrant Agreement with Robert Trump dated December 23, 1992.

Number assigned
in regulation
S-K, Item 601                  Description of Exhibit
---------------                ----------------------

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

10.30.2(10)         Consulting  Agreement  between the  Company  and  Nutrecycle
                    Ventures dated November 22, 1998.

10.30.2.1.1(10)     License  Agreement between the Company and Battelle Memorial
                    Institute effective December 30, 1997.

10.33(10)           Form of Convertible  Debenture  dated August 24, 1998,  with
                    Robert S. Trump.

10.34(10)           Amendment Number 1 to License  Agreement between the Company and Battelle Memorial Institute effective December 30, 1997.

Number assigned
in regulation
S-K, Item 601                  Description of Exhibit
---------------                ----------------------

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


                  THERMOENERGY CORPORATION

                  By: /s/ P.L. Montesi
                      -----------------------------------
                          P.L. Montesi

                  Title:  President, Chief Operating
                  Officer, Director and principal Financial Officer

                  By: /s/ Dennis C. Cossey
                      -----------------------------------
                          Dennis C. Cossey

                  Title: Chairman, Chief Executive
                  Officer, Secretary and Director

                  Date: May 14, 2001

                  Signature: /s/ P.L. Montesi
                             ----------------------------
                             P.L. Montesi

                  Title: --------------------------------
                  President and Director
                  (Chief Financial Officer)

                  Date:  --------------------------------
                           May 14, 2001

                  Signature: ----------------------------
                  John F. Concoran

                  Title: --------------------------------
                  Director

                  Date:  --------------------------------
                           May 14, 2001

                  Signature:-----------------------------
                  Dr. Louis J. Ortmann

                  Title:  -------------------------------
                           Director

                  Date:  --------------------------------
                           May 14, 2001

                  Signature: /s/ Andrew T. Melton
                             ----------------------------
                             Andrew T. Melton

                  Title:  -------------------------------
                           Director

                  Date:  --------------------------------
                           May 14, 2001

                  Signature: ----------------------------
                             Dr. Paul A. Loeffler

                  Title:  -------------------------------
                           Director

                  Date:  --------------------------------
                           May 14, 2001

                  Signature: /s/ Jerald H. Sklar
                             ----------------------------
                             Jerald H. Sklar

                  Title:  -------------------------------
                           Director

                  Date: ---------------------------------
                           May 14, 2001

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

Little Rock, Arkansas
December 11, 2000

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

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ KEMP & COMPANY

Little Rock, Arkansas
February 7, 2001

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                      December 31,
                                                                      2000                1999                1998
                                                                      ----                ----                ----
ASSETS
Cash -- Total Current Assets                                      $    495,959        $    101,091        $    113,220

Advances to officers (Note 6)                                          138,000             598,015             423,015
Accrued interest receivable -- officers (Note 6)                         3,899              98,930              58,247
Property and equipment, at cost:
   Equipment                                                            14,818              14,818              14,818
   Furniture and fixtures                                                4,991               4,991               4,991
   Less accumulated depreciation                                       (19,809)            (19,809)            (19,809)
                                                                  ------------        ------------        ------------
                                                                  $    637,858        $    798,036        $    594,482
                                                                  ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)
Accounts Payable                                                  $    382,750        $    661,176        $    564,183
Accrued interest payable -- principally related
   parties (Note 4)                                                    954,734             414,425             299,130
Deferred compensation (Note 6)                                         265,941           1,660,695           1,282,114
Notes payable to stockholders (Note 4)                                                     178,735             932,900
                                                                  ------------        ------------        ------------
   Total Current Liabilities                                         1,603,425           2,915,031           3,078,327

Convertible Debentures -- principally related
   parties (Note 4)                                                  4,701,722            ,199,379             956,000
                                                                  ------------        ------------        ------------
   Total Liabilities                                                 6,305,147           5,114,410           4,034,327

Stockholders' equity (deficit) (Notes 4, and 7):
   Preferred stock, non voting, $1 par value:
      Authorized - 10,000  shares;  none issued
   Common Stock, $.001 par value; authorized -
      75,000,000 shares; issued: 4,123,824 shares at
      December 31,2000, 3,883,618 shares at December 31,
      1999 and 3,486,797 shares at December 31, 1998;
      outstanding: 4,039,995 shares at December 31, 2000;
         3,799,789 shares at December 31, 1999 and
         3,402,968 shares at December 31, 1998                           4,124               3,884               3,487
Additional paid-in capital                                           5,329,505           4,658,797           4,334,864
Deficit accumulated during the development stage                   (11,000,918)         (8,979,055)         (7,778,196)
                                                                  ------------        ------------        ------------
                                                                    (5,667,289)         (4,316,374)         (3,439,845)
                                                                  ------------        ------------        ------------
                                                                  $    637,858        $    798,036        $    594,482
                                                                  ============        ============        ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                               Cumulative                                               Three
                                                 During                    Year Ended                   Months
                                               Development                 December 31                  Ended           Year Ended
                                              Stage Through          ----------------------           December 31,     September 30,
                                            December 31, 2000        2000              1999              1998              1998
                                            -----------------        ----              ----              ----              ----
Operation expenses:
  General and administrative                   $  7,961,595      $  1,200,805      $  1,018,076      $    171,773      $    556,243
  Payments under license
    (Note 3)                                        887,266            90,000            65,000                              65,000
  Travel and entertainment                        1,374,014           195,684           196,805            27,446            50,472
                                               ------------      ------------      ------------      ------------      ------------
                                                 10,222,875         1,486,489         1,279,881           199,219           671,715
                                               ------------      ------------      ------------      ------------      ------------
Loss From Operations                            (10,222,875)       (1,486,489)       (1,279,881)         (199,219)         (671,715)
                                               ------------      ------------      ------------      ------------      ------------
Other income (expense):
  Interest income (Note 6)                          194,908            33,215            46,647            10,018            28,394
  Gain on settlement of lawsuit
    (Note 10)                                       317,423            23,644           293,779
  Other Income                                       49,550                              49,550
  Internet expense - principally
    related parties (Note 4)                     (1,339,857)         (592,233)         (310,887)          (54,459)         (153,778)
                                               ------------      ------------      ------------      ------------      ------------
                                                   (777,976)         (535,374)           79,089           (44,441)         (125,384)
                                               ------------      ------------      ------------      ------------      ------------
Net Loss                                       $(11,000,851)     $ (2,021,863)     $ (1,200,792)     $   (243,660)     $   (797,099)
                                               ============      ============      ============      ============      ============

Basic and Diluted per Common
Share (Notes 1, 4, 7 and 10)
  Loss From Operations                         $      (2.67)     $       (.34)     $       (.31)     $       (.05)     $       (.17)
  Net Loss                                     $      (2.67)     $       (.47)     $       (.29)     $       (.06)     $       (.20)

See notes to financial statements

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Periods Ended September 30, 1988 Through December 31, 2000


                                                                                                        Deficit
                                                                                                     Accumulated
                                                                                                        During
                                                                                  Additional              the
                                                                 Common            Paid-in           Development
                                                                 Stock             Capital               Stage              Total
                                                                 -----             -------               -----              -----
Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share)                                                  $     2,206        $   178,094        $                   $   180,300
Net Loss                                                                                               (290,483)           (290,483)

Balance (deficit),
  September 30, 1988                                                2,206            178,094           (290,483)           (110,183)
Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                                                    306            456,695                                457,001
Net Loss                                                                                               (338,985)           (338,985)
                                                              ----------------------------------------------------------------------
Balance (deficit),
  September 30, 1989                                                2,512            634,789           (629,468)              7,833
Net Loss                                                                                               (255,036)           (255,036)

Balance (deficit),
  September 30, 1990                                                2,512            634,789           (884,504)           (247,203)
                                                              ----------------------------------------------------------------------
Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)                                          44             70,813                                 70,857
Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per share)                                    388            603,219                                603,607
Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                                                      1              2,199                                  2,200
Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)                                     5              8,124                                  8,129
Net loss                                                                                               (670,179)           (670,179)
                                                              ----------------------------------------------------------------------
Balance (deficit), September 30, 1991                               2,950          1,319,144         (1,554,683)           (232,589)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000


                                                                                                       Deficit
                                                                                                    Accumulated
                                                                                                       During
                                                                                  Additional             the
                                                                Common             Paid-in          Development
                                                                Stock              Capital              Stage               Total
                                                                -----              -------              -----               -----
Issuance of stock, October --
  December 1991 (150,925
  shares at $1.60 per share)                                $       151         $   241,329         $                   $   241,480
Shares purchased in rescission
  offer (10,562 shares)                                             (11)            (16,888)                                (16,899)
Issuance of stock, public
  offering, August -- September
  1992 (344 shares at $16.00 per
  share)                                                              1               5,499                                   5,500
Net loss                                                                                               (562,751)           (562,751)
Balance (deficit), September 30, 1992                             3,091           1,549,084          (2,117,434)           (565,259)
                                                             -----------------------------------------------------------------------
Issuance of stock, public offering
  October 1992 -- September 1993
  (92,785 shares at $16.00 per
  share)                                                             93           1,484,457                               1,484,550
Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)                                   3               3,997                                   4,000
Issuance of warrants to
  stockholder                                                     6,333               6,333
Conversion of $103,000 of
  notes payable to stockholders
  1992 (6,438 shares)                                                 6             102,994                                 103,000
Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                                                   9             149,991                                 150,000
Net Loss                                                                                             (1,207,92)          (1,207,921)
                                                             -----------------------------------------------------------------------
Balance (deficit), September 30, 1993                             3,202           3,296,856          (3,325,355)            (25,297)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000


                                                                                                        Deficit
                                                                                                     Accumulated
                                                                                                        During
                                                                                   Additional             the
                                                                  Common            Paid-in          Development
                                                                  Stock             Capital              Stage              Total
                                                                  -----             -------              -----              -----
Issuance of warrants to stockholders                           $                  $   226,000        $                  $   226,000
Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)                                      4              5,996                                 6,000
Issuance of stock for exercise                                         (11)           (16,888)                              (16,899)
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)
                                                                         4             49,997                                50,001
Net loss                                                                                                (767,427)          (767,427)
                                                              ----------------------------------------------------------------------
Balance (deficit), September 30, 1994                                3,210          3,578,849         (4,092,782)          (510,723)
Issuance of warrants to stockholders                                 9,760              9,760
Issuance of stock, May 1995
  (6,250 shares at $8.00 per share)                                      6             49,994                                50,000
Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
  (6,250 shares at $8.00 per share)                                      6             49,994                                50,000
Issuance of stock for expenses, July 1995
  (18,750 shares at $8.00 per share)                                    19            149,981                               150,000
Net loss                                                                                                (896,998)          (896,998)
                                                              ----------------------------------------------------------------------
Balance (deficit), September 30, 1995                                3,241          3,838,578         (4,989,780)        (1,147,961)
Issuance of stock for                                                5,340
Net Loss                                                                                                (551,621)          (551,621)
                                                              ----------------------------------------------------------------------
Balance (deficit),  September 30, 1996                               3,241          3,843,918         (5,541,401)        (1,694,242)
Issuance of stock, July 1997
  (50,000 shares at $2.00 per share)                                    50             99,950                               100,000
Conversion of $338,100 of notes
  payable to stockholders and accrued
  interest, July 1997 (195,596 shares)                                 196            390,996                               391,192
Net loss                                                                                              (1,196,036)        (1,196,036)
                                                              ----------------------------------------------------------------------
Balance (deficit), September 30, 1997                                3,487          4,334,864         (6,737,437)        (2,399,086)
Net loss                                                                                                (797,099)          (797,099)
                                                              ----------------------------------------------------------------------

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000


                                                                                                        Deficit
                                                                                                     Accumulated
                                                                                                        During
                                                                                    Additional            the
                                                                    Common           Paid-in         Development
                                                                    Stock            Capital             Stage              Total
                                                                    -----            -------             -----              -----
Balance (deficit), September 30, 1998                           $      3,487      $  4,334,864      $ (7,534,536)      $ (3,196,185)
Net loss (three months)                                                                                 (243,660)          (243,660)
                                                                --------------------------------------------------------------------
Balance (deficit), December 31, 1998                                   3,487         4,334,864        (7,778,196)        (3,439,845)
Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                                       67                                 (67)
Conversion of $238,165 of notes payable to
  stockholders and accrued interest, various
  months during 1999 (147,602 shares)                                    148           295,056                              295,204
Issuance of stock for exercise of warrants,
  August 1999 (181,619 shares at $.16 per share)                         182            28,877                               29,059
Net loss                                                                                              (1,200,792)        (1,200,792)
                                                                --------------------------------------------------------------------
Balance (deficit), December 31, 1999                                   3,884         4,658,797        (8,979,055)        (4,316,374)
Issuance of stock for exercise of warrants
  by stockholders, various months during
  2000 (130,000 shares at $2.00 per share)                               130           259,870                              260,000
Conversion of $158,735 of notes payable to
  stockholders and accrued interest, various
  months during 2000 (110,206 shares)                                    110           220,302                              220,412
Issuance of compensatory stock options                                                 190,536                              190,536
Net Loss                                                                                              (2,021,863)        (2,021,863)
                                                                --------------------------------------------------------------------
Balance (deficit), December 31, 2000                            $      4,124      $  5,329,505      $(11,000,918)      $ (5,667,289)
                                                                ============      ============      ============       ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                               Cumulative                                                Three
                                                 During                    Year Ended                   Months
                                               Development                 December 31                   Ended          Year Ended
                                              Stage Through           ---------------------           December 31,     September 30,
                                            December 31, 2000         2000             1999               1998             1998
                                            -----------------         ----             ----               ----             ----
Operating activities:
  Net loss                                     $(11,000,851)     $ (2,021,863)     $ (1,200,792)     $   (243,660)     $   (797,099)
  Items not requiring
  (providing) cash:
    Depreciation                                     19,809                                                                   2,831
    Expenses funded by Common
      Stock issuance                                625,338                              29,059
    Other                                          (123,546)          166,892          (293,779)                             16,000
  Changes in:
    Advances to officers                           (997,998)         (201,000)         (175,000)          (42,000)         (122,650)
    Other receivables                              (124,851)          (25,921)          (40,683)           (8,680)          (25,898)
    Accounts payable                                939,800           149,001           226,616           (26,720)         (142,757)
    Accrued expenses                              1,205,122           604,902           301,090            52,459           153,778
    Deferred compensation                         2,246,890           387,213           378,581            89,335           323,235

        Net cash used in
         operating activities                    (7,210,287)         (940,776)         (774,908)         (179,266)         (592,560)
                                               ------------      ------------      ------------      ------------      ------------
Investing activities:
  Purchases of fixed assets                         (19,808)
  Other                                             314,082            23,644           293,779
                                               ------------      ------------      ------------
         Net cash used in
          investing activities                      294,274            23,644           293,779
                                               ------------      ------------      ------------
Financing activities:
  Proceeds from issuance of
  Common Stock and warrants                       2,980,562           260,000
  Proceeds from notes payable                     1,665,609                                                                  20,000
  Proceeds from convertible
    debentures                                    2,812,000         1,052,000           469,000            50,000           750,000
  Payments on notes payable                        (154,609)
  Other                                             108,410
         Net cash provided by
           financing activities                   7,411,972         1,312,000           469,000            50,000           770,000
                                               ------------      ------------      ------------      ------------      ------------
Increase (decrease) in cash                         495,959           394,868           (12,129)         (129,266)          177,440

Cash, beginning of period                                 0           101,091           113,220           242,486            65,046
Cash, end of period                            $    495,959      $    495,959      $    101,091      $    113,220      $    242,486
                                               ============      ============      ============      ============      ============

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

Nature of business

     The Company was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include three chemical processes known as Sludge-to-Oil Reactor System ("STORS"),
Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") which were developed through research projects at Battelle Memorial Institute (Battelle). A fourth technology, a dual-shell pressure balance vessel, known as the Dual Shell Reactor ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted. The Company owns the worldwide licensing rights to these technologies, except for STORS in Japan, pursuant to exclusive license agreements with Battelle. The four Battelle licensed technologies are primarily aimed at solving wastewater problems for broad-based markets. During 2000, the Company received a Notice of Allowance from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. TIPS chemically converts the energy in fossil fuels such as coal, gas and oil without producing air emissions and recovers the mercury and carbon dioxide by-products for beneficial reuse. This technology, or which the Company is the exclusive owner, will be developed primarily for coal combustion electricity generation facilities experiencing air quality problems (See Note 6). STORS, NitRem, ARP, DSR and TIPS are referred to collectively as the "Technologies".

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

Significant components of the Company's deferred tax assets are as follows as of December 31:

                                               2000               1999               1998
Net operating loss carryforwards           $ 2,994,000        $ 2,454,000        $ 2,151,000
Deferred compensation                          850,000            631,000            487,000
Capitalized costs for income
         tax reporting purposes                 78,000             78,000             78,000
Other                                           36,000             36,000             36,000
                                           -----------        -----------        -----------
                                           $ 3,958,000        $ 3,199,000        $ 2,752,000
Valuation allowance for
         deferred tax assets                (3,958,000)        (3,199,000)        (2,752,000)
                                           -----------        -----------        -----------

                                           $         0        $         0        $         0
                                           ===========        ===========        ===========

     A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the period ended:

                                                                 December 31,                   September 30,

                                                     2000            1999            1998            1998
                                                  -----------------------------------------       ---------
Computed at statutory rate (34%)                  $(687,433)      $(408,269)      $ (82,844)      $(271,014)
Increase in taxes resulting from net
 operating loss not recognized                      687,433         408,269          82,844         271,014
                                                  ---------       ---------       ---------       ---------

Provision for income taxes                        $       0       $       0       $       0       $       0
                                                  =========       =========       =========       =========

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 5:  Income taxes (continued)

     The Company has net operating loss carryforwards at December 31, 2000 of approximately $7,800,000, which expire in various amounts during 2003 through 2020.

Note 6:  Related party transactions

     During the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998, the Company incurred expenses for support services by Battelle of approximately $25,000, $86,000, $14,000, and $52,000, respectively. See Notes 4 and 7 for information concerning other transactions with Battelle.

     During the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998, the Company advanced an aggregate of $201,000, $175,000, $42,000, and $122,650, respectively, to officers of the Company. The advances outstanding are due on demand with interest at the average prime rate of a local bank. Interest income on the advances amounted to $26,001, $40,683, $8,680, and $25,899 for the periods ended December 31, 2000, 1999 and 1998, and September 30, 1998, respectively. See Notes 4 and 7 for information concerning notes payable and other transactions with stockholders.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            Cumulative              2000              1999
                                            ----------              ----              ----
Pro forma:
         Loss from operations              $(12,905,000)       $(3,810,000)       $(1,629,000)
         Net loss                           (13,683,000)        (4,346,000)        (1,550,000)
Loss per common share:
         Loss from operations              $      (3.37)       $      (.88)       $      (.40)
         Net loss                                 (3.57)             (1.01)              (.38)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 7:  Common Stock (continued)

A summary of the Company's stock option activity, and related information follows:

                                                             Weighted
                                                             Average
                                           Exercise          Exercise
                                            Number           Price Per            Number
                                           of Shares           Share            Exercisable
                                           ---------           -----            -----------
Balance at September 30, 1997                  5,000           $2.00                   --
Granted                                           --           $2.00                   --

Balance at September 30, 1998                  5,000           $2.00                5,000
Granted                                        5,000           $2.00                   --
                                           ---------           -----

Balance at December 31, 1998                  10,000           $2.00                5,000
Granted                                      305,000           $2.00                   --
                                           ---------           -----

Balance at December 31, 1999                 315,000           $2.00              310,000
Granted                                    1,185,000           $3.86                   --
                                           ---------           -----

Balance at December 31, 2000               1,500,000           $3.47            1,495,000
                                           =========           =====

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


                       Condensed Statements of Operations
       Three Months Ended December 31, 1998 and 1997 and Period Cumulative
               During Development Stage Through December 31, 1998

                                                                                     Cumulative
                                               1998                1997                 1998
                                               ----                ----                 ----
                                                               (Unaudited)
Operating expenses:
     General and administrative            $   171,773          $   120,526          $ 5,742,714
     Payments under licenses                                                             732,266
     Travel and entertainment                   27,446               29,024              981,525
                                           -----------          -----------          -----------
                                               199,219              149,550            7,456,505

Loss from Operations                          (199,219)            (149,550)          (7,456,505)

Other Income (Expense)
     Interest income                            10,018                5,855              115,046
     Interest expense                          (54,459)             (23,371)            (436,737)
                                           -----------          -----------          -----------

                                               (44,441)             (17,516)            (321,691)

Net Loss                                   $  (243,660)         $  (167,066)         $(7,778,196)
                                           ===========          ===========          ===========

Basic and Diluted per share
     Loss from Operations                  $      (.05)         $      (.04)         $     (1.99)
     Net Loss                              $      (.06)         $      (.04)         $     (2.07)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note 12:  Unaudited condensed financial statements - transition period
          (continued)

                       Condensed Statements of Cash Flows
       Three Months Ended December 31, 1998 and 1997 and Period Cumulative
               During Development Stage Through December 31, 1998


                                                                                     Cumulative
                                                  1998               1997               1998
                                                  ----               ----               ----
                                                                 (Unaudited)
Net cash used in operations                  $  (179,266)        $   (54,380)        $(5,494,603)
Investing activities:
     Purchases of fixed assets                                                           (19,808)
     Other                                                                                (3,341)
                                             -----------         -----------         -----------
                                                                                         (23,149)

Financing activities:
     Proceeds from common stock                                                      $ 2,720,562
     Proceeds from notes payable                                      20,000           1,665,609
     Proceeds from debentures                     50,000                               1,291,000
     Other                                                                               (46,199)
                                             -----------         -----------         -----------
                                                  50,000              20,000           5,630,972


Increase (decrease) in cash                     (129,266)            (34,380)            113,220
Cash, beginning of period                        242,486              65,046                   0
                                             -----------         -----------         -----------

Cash, end of period                          $   113,220         $    30,666         $   113,220
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