Form 10QSB
period 2001-06-30
THERMOENERGY CORP
filed 2001-08-14
CIK 884504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                       Commission file number 33-46104-FW

                            THERMOENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

ARKANSAS                                                        71-00659511
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

           323 Center Street, Suite 1300, Little Rock, Arkansas 72201
                    (Address of principal executive offices)

                                 (501) 376-6477
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,728,226 common shares as of June 30, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                          June 30,          December 31,
                                                                            2001               2000
                                                                       ------------        ------------
                                                                        (Unaudited)          (Note 1)
ASSETS

Cash - Total Current Assets                                            $    387,877        $    495,959

Advances to officers                                                        326,000             138,000
Accrued interest receivable - officers                                       12,801               3,899
Property and equipment, at cost:
  Equipment                                                                  14,818              14,818
  Furniture and fixtures                                                      4,991               4,991
  Less accumulated depreciation                                             (19,809)            (19,809)
                                                                       ------------        ------------
                                                                                 --                  --
                                                                       ------------        ------------
                                                                       $    726,678        $    637,858
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                       $    432,235        $    382,750
Accrued interest payable - primarily to related parties                   1,326,010             954,734
Deferred compensation                                                       457,881             265,941
                                                                       ------------        ------------
      Total Current Liabilities                                           2,216,126           1,603,425

Convertible Debentures (Note 2)                                           4,668,356           4,701,722
                                                                       ------------        ------------
      Total Liabilities                                                   6,884,482           6,305,147

Stockholders' equity (deficit) (Notes 2 and 4):
  Preferred stock, non-voting, $1 par value:
    Authorized - 10,000,000 shares; none issued
  Common Stock, $.001 par value:
    Authorized - 75,000,000 shares
    June 30, 2001:  issued - 4,812,055 shares; outstanding -
    4,728,226 shares;  December 31, 2000:  issued - 4,123,824
    shares;  outstanding - 4,039,995 shares                                   4,812               4,124
  Additional paid-in capital                                              6,082,187           5,329,505
  Deficit accumulated during the development stage                      (12,244,803)        (11,000,918)
                                                                       ------------        ------------
                                                                         (6,157,804)         (5,667,289)
                                                                       ------------        ------------
                                                                       $    726,678        $    637,858
                                                                       ============        ============

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                         Cumulative
                                           During
                                        Development
                                       Stage Through        Six Months Ended         Three Months Ended
                                          June 30,               June 30,                  June 30,
                                            2001            2001         2000         2001         2000
                                            ----            ----         ----         ----         ----
                                        (Unaudited)             (Unaudited)              (Unaudited)
     Operating Expenses:
       General and administrative      $  8,660,740    $   699,145    $ 448,395    $ 433,719    $ 225,599
       Payments under licenses              907,266         20,000       45,000       10,000       22,500
       Travel and entertainment           1,517,332        143,318       94,309       78,366       49,922
                                       ------------    -----------    ---------    ---------    ---------
                                         11,085,338        862,463      587,704      522,085      298,021
                                       ------------    -----------    ---------    ---------    ---------
     Loss From Operations               (11,085,338)      (862,463)    (587,704)    (522,085)    (298,021)
                                       ------------    -----------    ---------    ---------    ---------

     Other Income (Expense)
       Interest income                      212,446         17,538       22,877        8,905        8,860
       Gain on settlement of lawsuit        317,423                      23,644
       Other                                 49,550
       Interest expense                  (1,738,817)      (398,960)    (206,463)    (204,415)    (113,740)
                                       ------------    -----------    ---------    ---------    ---------
                                         (1,159,398)      (381,422)    (159,942)    (195,510)    (104,880)
                                       ------------    -----------    ---------    ---------    ---------

     Net Loss                          $(12,244,736)   $(1,243,885)   $(747,646)   $(717,595)   $(402,901)
                                       ============    ===========    =========    =========    =========

     Basic and Diluted
       per Common Share (Note 2)
         Loss From Operations          $      (2.87)   $     (0.19)   $   (0.13)   $   (0.11)   $   (0.07)

         Net Loss                      $      (3.17)   $     (0.27)   $   (0.17)   $   (0.15)   $   (0.09)

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           Periods Ended September 30, 1988 Through December 31, 2000
               and the Six Months Ended June 30, 2001 (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                                            Additional   During the
                                                  Common     Paid-in     Development
                                                   Stock     Capital        Stage        Total
                                                   -----     -------        -----        -----
     Issuance of stock, January 1988,
       (2,205,762 shares at $.08 per share        $2,206   $  178,094      $          $ 180,300

     Net loss                                                             (290,483)    (290,483)
                                                  ------   ----------   ----------    ---------

     Balance (deficit), September 30, 1988         2,206      178,094     (290,483)    (110,183)

     Conversion of $412,000 of debentures
       and accrued interest, September 1989
       (306,335 shares)                              306      456,695                   457,001

     Net loss                                                             (338,985)    (338,985)
                                                  ------   ----------   ----------    ---------

     Balance (deficit), September 30, 1989         2,512      634,789     (629,468)       7,833

     Net loss                                                             (255,036)    (255,036)
                                                  ------   ----------   ----------    ---------

     Balance (deficit), September 30, 1990         2,512      634,789     (884,504)    (247,203)

     Conversion of $63,000 of unsecured
       debentures and accrued interest at 10%,
       March 1991, (44,286 shares)                    44       70,813                    70,857

     Issuance of stock, May - June 1991
       (387,880 shares:  366,630 at $1.60
       per share;  21,250 shares at $.80 per
       share)                                        388      603,219                   603,607

     Issuance of stock for interest, June 1991,
      (1,375 shares at $1.60 per share)                1        2,199                     2,200

     Issuance of stock for expenses
       incurred by stockholders, July 1991
       (5,081 shares at $1.60 per share)               5        8,124                     8,129

     Net loss                                                             (670,179)    (670,179)
                                                  ------   ----------   ----------    ---------

     Balance (deficit), September 30, 1991         2,950    1,319,144   (1,554,683)    (232,589)

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000
               and the Six Months Ended June 30, 2001 (Unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                                                Additional     During the
                                                  Common         Paid-in       Development
                                                   Stock         Capital          Stage         Total
                                                   -----         -------          -----         -----
     Issuance of stock, October - December
       1991 (150,925 shares at $1.60 per
       share)                                      $   151    $   241,329    $              $   241,480

     Shares purchased in rescission offer
       (10,562 shares)                                 (11)       (16,888)                      (16,899)

     Issuance of stock, public offering, August-
       September 1992 (344 shares at $16.00
       per share)                                        1          5,499                         5,500

     Net loss                                                                    (562,751)     (562,751)
                                                   -------    -----------    ------------   -----------

     Balance (deficit), September 30, 1992           3,091      1,549,084      (2,117,434)     (565,259)

     Issuance of stock, public offering October
       1992 - September 1993 (92,785 shares
       at $16.00 per share)                             93      1,484,457                     1,484,550

     Issuance of stock for exercise of stock
       options, May 1993 (2,500 shares at
       $1.60 per share)                                  3          3,997                         4,000

     Issuance of warrants to stockholder                            6,333                         6,333

     Conversion of $103,000 of notes payable
       to stockholders and accrued interest,
       December 1992 (6,438 shares)                      6        102,994                       103,000

     Issuance of stock for consulting
       services, June 1993 (9,375 shares
       at $16.00 per share)                              9        149,991                       150,000

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000
               and the Six Months Ended June 30, 2001 (Unaudited)


                                                                                   Deficit
                                                                                 Accumulated
                                                               Additional        During the
                                                  Common        Paid-in          Development
                                                   Stock        Capital             Stage             Total
                                                   -----        -------             -----             -----
Net loss                                       $              $                 $(1,207,921)       $(1,207,921)
                                                ----------    ----------        -----------         ----------
Balance (deficit), September 30, 1993                3,202     3,296,856         (3,325,355)           (25,297)

Issuance of warrants to stockholders                             226,000                               226,000

Issuance of stock for exercise of stock options
 March 1994 (3,750 shares at $1.60 per share)            4         5,996                                 6,000

Issuance of stock for exercise of warrants by
  stockholder, August 1994 (3,677 shares at
  at $13.60 per share)                                   4        49,997                                50,001

Net loss                                                                           (767,427)          (767,427)
                                               -----------   -----------       ------------        -----------

Balance (deficit), September 30, 1994                3,210     3,578,849         (4,092,782)          (510,723)

Issuance of warrants to stockholders                               9,760                                 9,760

Issuance of stock, May 1995 (6,250
  shares at $8.00 per share)                             6        49,994                                50,000

Issuance of stock for exercise of
  warrants by stockholder, June 1995
 (6,250 shares at $8.00 per share)                       6        49,994                                50,000

 Issuance of stock for expenses, July
  1995 (18,750 shares at $8.00 per share)               19       149,981                               150,000

Net loss                                                                           (896,998)          (896,998)
                                              ------------  ------------      -------------      -------------

Balance (deficit), September 30, 1995                3,241     3,838,578         (4,989,780)        (1,147,961)

Issuance of warrants to stockholders                               5,340                                 5,340

Net loss                                                                           (551,621)         (551,621)
                                              ------------  ------------      -------------     -------------

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
           Periods Ended September 30, 1988 Through December 31, 2000
               and the Six Months Ended June 30, 2001 (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                   Additional       During the
                                                                     Common         Paid-in        Development
                                                                      Stock         Capital           Stage            Total
                                                                      -----         -------           -----            -----
     Balance (deficit), September 30, 1996                        $     3,241     $ 3,843,918     $ (5,541,401)    $(1,694,242)
     Issuance of stock, July 1997 (50,000
       shares at $2.00 per share                                           50          99,950                          100,000
     Conversion of $338,100 of notes payable
       to stockholders and accrued interest,
       July 1997 (195,596 shares)                                         196         390,996                          391,192
     Net loss                                                                                       (1,196,036)     (1,196,036)
                                                                  -----------     -----------     ------------     -----------
     Balance (deficit), September 30, 1997                              3,487       4,334,864       (6,737,437)     (2,399,086)
     Net loss                                                                                         (797,099)       (797,099)
                                                                  -----------     -----------     ------------     -----------
     Balance (deficit), September 30, 1998                              3,487       4,334,864       (7,534,536)     (3,196,185)
     Net loss                                                                                         (243,660)       (243,660)
                                                                  -----------     -----------     ------------     -----------
     Balance (deficit), December 31, 1998                               3,487       4,334,864       (7,778,196)     (3,439,845)
     Issuance of stock in connection with 10%
       notes payable to stockholders, January
       1999 (67,600 shares at par value)                                   67                              (67)
     Conversion of $238,165 of notes payable to
        stockholders and accrued interest, various
        months during 1999 (147,602 shares)                               148         295,056                          295,204
     Issuance of stock for expenses, August
        1999 (181,619 shares at $.16 per share)                           182          28,877                           29,059
     Net loss                                                                                       (1,200,792)     (1,200,792)
                                                                  -----------     -----------     ------------     -----------
     Balance (deficit), December 31, 1999                               3,884       4,658,797       (8,979,055)     (4,316,374)
     Issuance of stock for exercise of warrants
       by stockholders, various months
       (130,000 shares at $2.00 per share)                                130         259,870                          260,000
     Conversion of $158,735 of notes payable to
       stockholders and accrued interest, various
       months (110,206 shares)                                            110         220,302                          220,412
     Issuance of compensatory stock options                                           190,536                          190,536
     Net loss                                                                                       (2,021,863)     (2,021,863)
                                                                  -----------     -----------     ------------     -----------
     Balance (deficit), December 31, 2000                               4,124       5,329,505      (11,000,918)     (5,667,289)
     Issuance of stock for exercise of warrants by
       stockholders, various months (318,500 shares
       at $2.00 per share and 338,637 shares at $.16
       per share)                                                         657         690,525                          691,182
     Conversion of $33,366 of Convertible Debentures
       plus interest, various months, (31,094 shares at
       $2.00 per share)                                                    31          62,157                           62,188
     Net loss                                                                                       (1,243,885)     (1,243,885)
                                                                  -----------     -----------     ------------     -----------
     Balance (deficit), June 30, 2001                             $     4,812     $ 6,082,187     $(12,244,803)    $(6,157,804)
                                                                  ===========     ===========     ============     ===========

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                            Cumulative
                                                              During
                                                           Development
                                                           Stage Through             Six Months Ended June 30,
                                                           June 30, 2001             2001                2000
                                                           -------------             ----                ----
                                                           (Unaudited)            (Unaudited)         (Unaudited)
Operating activities:
       Net loss                                           $(12,244,736)          $(1,243,885)          $(747,646)
       Items not requiring
       (providing) cash:
         Depreciation                                           19,809
         Expenses funded by Common
           Stock issuance                                      700,338                75,000
         Other                                                (123,546)                                  (23,644)
       Changes in:
         Advances to officers                               (1,185,998)             (188,000)            (84,000)
         Other receivables                                    (133,753)               (8,902)            (22,102)
         Accounts payable                                      989,285                49,485              24,585
         Accrued expenses                                    1,605,220               400,098             206,463
         Deferred compensation                               2,438,830               191,940             229,344
                                                          ------------           -----------           ---------
             Net cash used in
              operating activities                          (7,934,551)             (724,264)           (417,000)
                                                          ------------           -----------           ---------
     Investing activities:
       Purchase of fixed assets                                (19,808)
       Other                                                   314,082                                    23,644
                                                          ------------           -----------           ---------
              Net cash provided by
               investing activities                            294,274                                    23,644
                                                          ------------           -----------           ---------
     Financing activities:
       Proceeds from issuance of
         Common Stock and warrants                           3,596,744               616,182               5,000
       Proceeds from notes payable                           1,665,609
       Proceeds from convertible debentures                  2,812,000                                   490,000
       Payments on notes payable                              (154,609)
       Other                                                   108,410
                                                          ------------           -----------           ---------
              Net cash provided by
                financing activities                         8,028,154               616,182             495,000
                                                          ------------           -----------           ---------

     Increase (decrease) in cash                               387,877              (108,082)            101,644

     Cash, beginning of period                                       0               495,959             101,091
                                                          ------------           -----------           ---------

     Cash, end of period                                  $    387,877           $   387,877           $ 202,735
                                                          ============           ===========           =========

See notes to financial statements.

                            THERMOENERGY CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2001

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-months periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for warrants issued within twelve months of the Company's initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,857,367 shares for the period cumulative since inception through June 30, 2001, 4,628,768 and 4,449,000 shares for the six-month periods ended June 30, 2001 and 2000, respectively, and 4,711,364 and 4,454,276 shares for the three-month periods ended June 30, 2001 and 2000, respectively.

Warrants to purchase approximately 1,200,000 shares of Common Stock and stock options awarded to officers and others for 1,500,000 shares of Common Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. At June 30, 2001, the Company had issued $4,668,356 of 15% Convertible Debentures, Series '98 due January 15, 2003. The holders of the Debentures can convert the principal amount and accrued interest ($1,326,010 at June 30, 2001) into shares of Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date. The Company halted the sale of the Series '98 Debentures as of June 20, 2001 and on that date authorized a new '01 series of convertible debentures in the principal amount of $3,000,000. The Series '01 Debentures bear interest at the rate of 10% per annum, mature July 15, 2006 and are convertible in to common stock of the Company at a price of Six Dollars ($6) per share at any time prior to the maturity date (See Note 4 ).

NOTE 3: MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company halted the sale of its Series '98 Debentures as of June 20, 2001, and on that date authorized a new '01 series of convertible debentures in the principal amount of $3,000,000. The Series '01 Debentures bear interest at the rate of 10% per annum, mature July 15, 2006 and are convertible in to common stock of the Company at a price of Six Dollars ($6) per share. A copy of the form of the Series '01 Debenture accompanies this filing. The Series '01 Debentures will be sold to raise working capital (See Note 4). As more fully described in Note 7 of Notes to Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, the Company has entered into a warrant agreement with an individual, which can provide $250,000 of working capital on a quarterly basis through September of 2002. Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Company's technologies. The Company has entered into agreements with third parties in order to pursue this business strategy.

NOTE 4: SUBSEQUENT EVENTS

During the period July 1, 2001 through July 23, 2001 the Company issued $340,000 of the Series '01 convertible Debentures for cash.

Item 2 - Management's Discussion and Analysis or Plan of Operations.

A description of the business plan of the Company over the next twelve months is described as follows:

     Cash Requirements. The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the previously demonstrated clean water and clean energy technologies (the "Technologies") and a clean energy technology known as the ThermoEnergy Integrated Power System ("TIPS"), which converts any biomass into electricity without producing air emissions, and is aimed at competing with conventional energy (fossil fuel) conversion technologies. The exact cash requirements of the Company for the next 12 months are not currently known and will depend on the level of activity required in pursuing commercialization of its Technologies. Reference is made to the Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, for past cash requirements. It is unlikely that cash requirements will decrease, and if there is a substantial increase in business activity the cash requirements will likely increase. The Company entered into a warrant agreement with Dan Cowart, Atlanta, Georgia, which has provided $250,000 of working capital for each of the last three quarters and can provide $250,000 each quarter through September of 2002. The arrangement with Mr. Cowart is more fully explained in Note 7 to the Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The Company halted the sale of its Series '98 15% Debentures, which are convertible into shares of the Company at a price of $2 per share, as of June 20, 2001. As of that date the Board of Directors authorized a new series of convertible debentures in the principal amount of $3,000,000, designated Series '01. The Series '01 Debentures bear interest at the rate of 10% per annum, mature July 15, 2006 and are convertible in to common stock of the Company at a price of Six Dollars ($6) per share. During the period July 1, 2001 through July 23, 2001 the Company issued $340,000 of the Series '01 convertible Debentures for cash. The Company will attempt to sell the Series '01 Debentures, as necessary to raise working capital to support an increased level of sales and marketing activity. Selling additional stock in a private placement or public offering are other possible alternatives.

     Product Research and Development. The Company is the exclusive worldwide licensee (except for STORS in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute ("BMI"). The four BMI licensed technologies address wastewater problems for municipal and broad-based industrial markets. These technologies include three chemical process technologies known as the Sludge-To-Oil Reactor System ("STORS") (TM), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP")
(TM). The fourth technology, a Dual-Shell Pressure Balanced vessel reactor system, (the "DSR") (TM), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (STORS, NitRem, ARP and DSR are collectively referred to as the "Water Technologies"). The Water Technologies have all been successfully demonstrated, and management is actively pursuing commercial contracts to produce profits and/or royalties from projects involving these Water Technologies. The Company is heavily reliant on the ability and financial resources of established third parties, such as Foster Wheeler Environmental Corporation collaborating with the Company in pursuing clean water projects worldwide. Product research and development in the Water Technologies at the Company level will not be great in the next 12 months, because the work that is now required for development of each of them is the design and field engineering of any actual commercial projects that can be obtained, which will be done primarily by Foster Wheeler Environmental Corporation.

The Company hopes to obtain a U. S. government grant to pay the costs of demonstrating the TIPS process, but there is no assurance that its efforts will be successful.

     Sales or Purchases of Plant and Equipment. Company currently owns no plants and equipment. Purchases or sales of equipment, if any, will be based on a firm contract from a governmental entity or corporation acquiring equipment for use with one of the Water Technologies. That equipment would be financed in reliance on the credit of the prospective customer.

     New Employees. The Company does not plan to hire additional employees unless it can raise sufficient operating capital to pay for a such an expense or if the TENC joint venture is successful in selling a Water Technology project to a prospective customer.

Results of Operations

For the six months ended June 30, 2001, the Company incurred a net loss of $1,243,885, as compared to $747,646 for the six months ended June 30, 2000. For the three months ended June 30, 2001, the Company incurred a net loss of $717,595 as compared to $402,901 for the three months ended June 30, 2000. The principal factors for the increase in the net loss between the six and three-month periods were increases in operating expenses and interest expense.

General and administrative expenses and travel and entertainment expenses increased during the six and three-month periods ended June 30, 2001, compared to June 30, 2000, due to the Company's efforts to obtain commercial contracts and promote the TIPS process. Interest expense increased significantly between the same two periods primarily due to the effect of the 15% Convertible Debentures.

Liquidity and Capital Resources

During the six-month period ended June 30, 2001, the Company used $724,264 of cash in operations compared to $417,000 in the comparable period of 2000.

During 2000 and 2001, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted all of its outstanding 10% notes payable to stockholders to Series 98, 15% Convertible Debentures and converted the remaining 6.63% notes to shares of Company Common Stock. Management plans to meet the Company's liquidity needs during the year ending December 31, 2001, through additional borrowings principally from the issuance of the Company's Series '01 10 % Convertible Debentures. As more fully described in Note 7 of Notes to Financial Statements in the Company's annual report on Form 10-K/A for the year ended December 31, 2000, the Company entered into an agreement with an individual on October 4, 2000 for the issuance of warrants to purchase 1,000,000 shares of the Company's Common Stock at $2.00 per share. That individual, who is an officer of the Georgia corporation with which the Company has a marketing agreement has exercised the right to purchase 125,000 shares on three occasions within the required three month periods that he must do so, since a portion of his warrants expire every three months if they are not exercised.

Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain based on its successful demonstrations of its Technologies.

Net Operating Losses

The Company had net operating loss carryforwards as of December 31, 2000 of approximately $7,800,000, which expire in the years 2003 through 2020. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of approximately $2,994,000 has been established to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses.

The Company has historically lacked the financial and other resources necessary to respond to requests for proposals and market the Technologies. Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its technologies in demonstration facilities and seeking capital necessary to sustain the Company's efforts. For these reasons the Company has entered into agreements with third parties to pursue marketing, development and testing of the Company's Technologies. The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies.

                           PART II- OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Change in Securities

Dan Cowart paid $250,000 to the Company, when he exercised warrants to purchase 125,000 shares of restricted Common Stock at a price of $2.00 per share on June 1, 2001. An exemption for this transaction is claimed under Section 4(2) of the Securities Act. Mr. Cowart has filed a Form 13(d), as to his ownership of the Company. His representatives have done extensive due diligence on the Company and in its book and records. He or his representatives have had continuing access to executives of the Company and information regarding the Company. He controls Dan Cowart, Inc., which is a party to a marketing agreement with the Company to sell Company Technologies.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

     (a) Date of Annual Meeting.

The annual shareholders meeting of the Company was held on June 29, 2001, in Atlanta, Georgia.

     (b) Election of Directors.

     Directors Elected                         For       Withheld
     -----------------                         ---       --------
     Dr. Louis J. Ortmann                   3,150,114     17,385
     John Corcoran                          3,150,114     17,385
     Dennis C. Cossey                       3,150,114     17,385

     Other Directors continuing in office:
     P.L. Montesi
     Jerald H. Sklar
     Andrew . Melton
     Dr. Paul A. Loeffler

     (c)  Additional matters voted on:

     Ratification   of  the   appointment  of  Kemp  &  Company  as  independent
accountants of the Company for 2001 (For - 3,149,615; Against - 71; Abstain - 7,813).

These are changes to the 10-Q sent to you by Joel Sklar on 8/10/01. Because the Changes are substantial I am sending the full paragraphs.

     Item 5.  Other Information.

     (a) STORS Process.

The Company and Foster Wheeler Environmental Corporation, the lead sub-contractor for the successful demonstration of the Company's Sludge-To-Oil reactor system ("STORS") at the Colton Water Reclamation Facility ("CWRF") in Colton, California, believe that the Colton demonstration successfully showed that the STORS process is an economically viable and effective technology for the treatment and volume reduction of municipal sludges. The Company and Foster Wheeler Environmental Corporation have continued to market STORS to municipalities. Working with Foster Wheeler Environmental Corporation, the Company has also proposed utilizing STORS in its response to a competitive bid, Request For Proposal from the City of Atlanta, Georgia. See Section 5(c), below.

     (b) TIPS Technology.

Based on the grant of United States Patent No. 6,196,000 under the caption Power System With Enhanced Thermodynamic Efficiency And Pollution Control referred to by the Company as "TIPS". Management believes that the TIPS technology can be used to economically retrofit existing fossil fuel power plants, so that the polluting emissions from those plants can be significantly reduced. Without outside funding the Company does not have sufficient resources with which to demonstrate this technology. One source of funding would be to apply to the U.S. Department of Energy for a grant to demonstrate the effectiveness of this technology, as it did for STORS. The Company does not know when it will actually apply for a grant, nor does the Company have the ability to evaluate the likelihood that it will receive a grant.

     (c)  Atlanta Bid.

Foster Wheeler Environmental Corporation and the Company were aware that the City of Atlanta was preparing the RFP for treatment of its sewer sludge before it was published and had planned to respond to the RFP in the name of the ThermoEnergy Environmental Corporation ("TENC") a joint venture, formed by the Company (49.9% owner) and Foster Wheeler Environmental Corporation (50.1% owner). The Company in prior filings reported this. However, when the RFP was published, it contained criteria regarding financial strength and operating history that TENC could not meet. By bidding directly and not through TENC Foster Wheeler Environmental Corporation could meet these thresholds for responding to the RFP. Foster Wheeler Environmental Corporation with the Company's participation, has responded to an RFP from the City of Atlanta to provide technology and equipment that will use the STORS process to treat that City's sewage sludge (biosolids). No decision has been announced on that bid. If Foster Wheeler Environmental Corporation is successful in its bid, the two parties will participate in the work and share in any profits in the same manner that they would have under the TENC joint venture agreement.

     (d) Election of Officers.

Following the shareholders meeting on June 29, 2001, the Board of Directors elected the following slate of officers.

      Chairman of the Board,  Chief Executive Officer
           and Secretary                                      Dennis Cossey
      President and Treasurer                                 P. L. Montesi
      Executive Vice President                                Alex  Fassenbender

Item 6. Exhibits and Report on Form 8-K.

     (a)  None.

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2001.
                                    THERMOENERGY CORPORATION


                                    By: /s/ P.L. Montesi
                                        ----------------------------------
                                        P.L. Montesi, President, Treasurer
                                        and Principal Financial Officer