Form 10QSB
period 2001-09-30
THERMOENERGY CORP
filed 2001-11-13
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,957,690 shares of common stock as of October 19, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [     ]      No [x]

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note 1)
ASSETS

Cash – Total Current Assets	$1,072,216	$495,959

Advances to officers (Note 4)	17,018	138,000

Accrued interest receivable – officers (Note 4)	49	3,899

Property and equipment, at cost:

Equipment	14,818	14,818

Furniture and fixtures	4,991	4,991

Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$1,089,283	$637,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable (Note 3)	$208,711	$382,750

Accrued interest payable – primarily to related parties	1,534,031	954,734

Deferred compensation (Notes 3 and 4)	43,770	265,941

Total Current Liabilities	1,786,512	1,603,425

Convertible Debentures (Notes 3 and 4)	5,545,611	4,701,722

Total Liabilities	7,332,123	6,305,147

Stockholders’ equity (deficit) (Note 3):

Preferred stock, non-voting, $1 par value:

Authorized - 10,000,000 shares; none issued

Common Stock, $.001 par value:

Authorized - 75,000,000 shares September 30, 2001: issued – 5,035,019 shares; outstanding - 4,951,190 shares; December 31, 2000: issued – 4,123,824 shares; outstanding – 4,039,995 shares	5,035	4,124

Additional paid-in capital	6,527,892	5,329,505

Deficit accumulated during the development stage	(12,775,767)	(11,000,918)

	(6,242,840)	(5,667,289)

	$1,089,283	$637,858

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development
	Stage Through	Nine Months Ended		Three Months Ended
	September 30,	September 30,		September 30,
	2001	2001	2000	2001	2000

	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:

General and administrative	$8,906,067	$944,472	$735,942	$245,327	$287,547

Payments under licenses	917,266	30,000	67,500	10,000	22,500

Travel and entertainment	1,591,181	217,167	155,746	73,849	61,437

	11,414,514	1,191,639	959,188	329,176	371,484

Loss From Operations	(11,414,514)	(1,191,639)	(959,188)	(329,176)	(371,484)

Other Income (Expense)

Interest income	220,287	25,379	24,983	7,841	2,106

Gain on settlement of lawsuit	317,423		23,644

Other	49,550

Interest expense	(1,948,446)	(608,589)	(396,583)	(209,629)	(190,120)

	(1,361,186)	(583,210)	(347,956)	(201,788)	(188,014)

Net Loss	$(12,775,700)	$(1,774,849)	$(1,307,144)	$(530,964)	$(559,498)

Basic and Diluted per Common Share (Note 2)

Loss From Operations	$(2.94)	$(0.25)	$(0.21)	$(0.06)	$(0.08)

Net Loss	$(3.29)	$(0.37)	$(0.29)	$(0.10)	$(0.12)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2000 and the Nine Months Ended
September 30, 2001 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, January 1988, (2,205,762 shares at $.08 per share	$2,206	$178,094	$	$180,300

Net loss			(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094	(290,483)	(110,183)

Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695		457,001

Net loss			(338,985)	(338,985)

Balance (deficit), September 30, 1989	2,512	634,789	(629,468)	7,833

Net loss			(255,036)	(255,036)

Balance (deficit), September 30, 1990	2,512	634,789	(884,504)	(247,203)

Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813		70,857

Issuance of stock, May – June 1991 (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219		603,607

Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199		2,200

Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124		8,129

Net loss			(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144	(1,554,683)	(232,589)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2000 and the Nine Months Ended
September 30, 2001 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, October — December 1991 (150,925 shares at $1.60 per share)	$151	$241,329	$	$241,480

Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)		(16,899)

Issuance of stock, public offering, August- September 1992 (344 shares at $16.00 per share)	1	5,499		5,500

Net loss			(562,751)	(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)

Issuance of stock, public offering October 1992 - September 1993 (92,785 shares at $16.00 per share)	93	1,484,457		1,484,550

Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997		4,000

Issuance of warrants to stockholder		6,333		6,333

Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares)	6	102,994		103,000

Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991		150,000

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2000 and the Nine Months Ended
September 30, 2001 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Net loss	$	$	$(1,207,921)	$(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)

Issuance of warrants to stockholders		226,000		226,000

Issuance of stock for exercise of stock options March 1994 (3,750 shares at $1.60 per share)	4	5,996		6,000

Issuance of stock for exercise of warrants by stockholder, August 1994 (3,677 shares at $13.60 per share)	4	49,997		50,001

Net loss			(767,427)	(767,427)

Balance (deficit), September 30, 1994	3,210	3,578,849	(4,092,782)	(510,723)

Issuance of warrants to stockholders		9,760		9,760

Issuance of stock, May 1995 (6,250 shares at $8.00 per share)	6	49,994		50,000

Issuance of stock for exercise of warrants by stockholder, June 1995 (6,250 shares at $8.00 per share)	6	49,994		50,000

Issuance of stock for expenses, July 1995 (18,750 shares at $8.00 per share)	19	149,981		150,000

Net loss			(896,998)	(896,998)

Balance (deficit), September 30, 1995	3,241	3,838,578	(4,989,780)	(1,147,961)

Issuance of warrants to stockholders		5,340		5,340

Net loss			(551,621)	(551,621)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2000 and the Nine Months Ended
September 30, 2001 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance (deficit), September 30, 1996	$3,241	$3,843,918	$(5,541,401)	$(1,694,242)

Issuance of stock, July 1997 (50,000 shares at $2.00 per share	50	99,950		100,000

Conversion of $338,100 of notes payable to stockholders and accrued interest, July 1997 (195,596 shares)	196	390,996		391,192

Net loss			(1,196,036)	(1,196,036)

Balance (deficit), September 30, 1997	3,487	4,334,864	(6,737,437)	(2,399,086)

Net loss			(797,099)	(797,099)

Balance (deficit), September 30, 1998	3,487	4,334,864	(7,534,536)	(3,196,185)

Net loss			(243,660)	(243,660)

Balance (deficit), December 31, 1998	3,487	4,334,864	(7,778,196)	(3,439,845)

Issuance of stock in connection with 10% notes payable to stockholders, January 1999 (67,600 shares at par value)	67		(67)

Conversion of $238,165 of notes payable to stockholders and accrued interest, various months during 1999 (147,602 shares)	148	295,056		295,204

Issuance of stock for expenses, August 1999 (181,619 shares at $.16 per share)	182	28,877		29,059

Net loss			(1,200,792)	(1,200,792)

Balance (deficit), December 31, 1999	3,884	4,658,797	(8,979,055)	(4,316,374)

Issuance of stock for exercise of warrants by stockholders, various months (130,000 shares at $2.00 per share)	130	259,870		260,000

Conversion of $158,735 of notes payable to stockholders and accrued interest, various months (110,206 shares)	110	220,302		220,412

Issuance of compensatory stock options		190,536		190,536

Net loss			(2,021,863)	(2,021,863)

Balance (deficit), December 31, 2000	4,124	5,329,505	(11,000,918)	(5,667,289)

Issuance of stock for exercise of warrants by stockholders, various months (489,750 shares at $2.00 per share and 338,637 shares at $.16 per share)	828	1,032,854		1,033,682

Conversion of $117,377 of Convertible Debentures plus interest, various months, (82,808 shares at $2.00 per share)	83	165,533		165,616

Net loss			(1,774,849)	(1,774,849)

Balance (deficit), September 30, 2001	$5,035	$6,527,892	$(12,775,767)	$(6,242,840)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development
	Stage Through	Nine Months Ended September 30,
	September 30, 2001	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:

Net loss	$(12,775,700)	$(1,774,849)	$(1,307,144)

Items not requiring (providing) cash:

Depreciation	19,809

Expenses funded by Common Stock issuance	700,338	75,000

Other	(123,546)		(23,644)

Changes in:

Advances to officers	(1,243,016)	(245,018)	(139,000)

Other receivables	(137,455)	(12,604)	(23,112)

Accounts payable	983,797	43,997	53,892

Accrued expenses	1,832,658	627,536	396,583

Deferred compensation	2,537,403	290,513	308,245

Net cash used in operating activities	(8,205,712)	(995,425)	(734,180)

Investing activities:

Purchase of fixed assets	(19,808)

Other	314,082		23,644

Net cash provided by investing activities	294,274		23,644

Financing activities:

Proceeds from issuance of Common Stock and warrants	3,939,244	958,682	5,000

Proceeds from notes payable	1,665,609

Proceeds from convertible debentures	3,425,000	613,000	677,000

Payments on notes payable	(154,609)

Other	108,410

Net cash provided by financing activities	8,983,654	1,571,682	682,000

Increase (decrease) in cash	1,072,216	576,257	(28,536)

Cash, beginning of period	0	495,959	101,091

Cash, end of period	$1,072,216	$1,072,216	$72,555

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

NOTE 1: Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-months periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2000.

NOTE 2: Loss Per Common Share

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for warrants issued within twelve months of the Company’s initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,877,648 shares for the period cumulative since inception through September 30, 2001, 4,739,438 and 4,466,434 shares for the nine-month periods ended September 30, 2001 and 2000, respectively, and 5,301,290 and 4,500,924 shares for the three-month periods ended September 30, 2001 and 2000, respectively.

Warrants to purchase approximately 1,030,000 shares of the Company’s common stock (“Common Stock”) and stock options awarded to officers and others for 1,500,000 shares of Common Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. See Note 3 for a discussion of the Company’s Convertible Debentures.

NOTE 3: Convertible Debentures

At September 30, 2001, the Company had issued $4,584,345 of 15% Convertible Debentures, Series ‘98 due January 15, 2003. The holders of the 15% Convertible Debentures can convert the principal amount and accrued interest ($1,518,965 at September 30, 2001) into shares of Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date.

The Company halted the sale of the Series ‘98 Convertible Debentures during June 2001 and the Board of Directors authorized a new series of Convertible Debentures in the principal amount of $3,000,000. The Series ‘01 Convertible Debentures bear interest at the rate of 10% per annum, and mature July 15, 2006. The holders of the 10% Convertible Debentures can convert the principal amount and accrued interest ($15,066 at September 30, 2001) into shares of Common Stock at a price of $6.00 per share at any time prior to the maturity date. At September 30, 2001, the Company had issued $961,266 of the 10% Convertible Debentures ($613,000 for cash, $218,036 in satisfaction of accounts payable balances and $130,230 in satisfaction of net deferred compensation balances due to officers of the Company (see Note 4)).

NOTE 4: Deferred Compensation

The Company’s employment agreements with its officers provide that any amounts, earned as salary and incentive compensation which have not been paid by the Company, be classified as deferred compensation and accrue interest (which is added to the deferred compensation balance) based on the prime rate of a local bank until payment. A resolution adopted by the Company’s Board of Directors provides that amounts due from officers may be offset against deferred compensation amounts.

On August 31, 2001, the Company issued $130,230 of Series ‘01, 10% Convertible Debentures to its officers in partial satisfaction of the outstanding net deferred compensation balance (deferred compensation amount of $532,098 less $382,454 of advances to officers and related accrued interest in accordance with the Board resolution) as of that date.

NOTE 5: Management’s Consideration Of Going Concern Matters

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies (as defined herein). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Series ‘01 Convertible Debentures will be sold to raise working capital as needed (See Note 3). As more fully described in Note 7 of Notes to Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000, the Company has entered into a warrant agreement with an individual, which can provide $250,000 of working capital on a quarterly basis through September of 2002. Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Company’s technologies. The Company has entered into agreements with third parties in order to pursue this business strategy.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This material includes statements that may constitute “forward-looking” statements, usually containing the word “believe,” “estimate,” “project,” “expect” or similar expressions. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such difference include, but are not limited to, continued acceptance of the Company’s product and services in the market place, competitive factors, changes in regulatory environments and other risks as disclosed in the Company’s periodic report filings with the U.S. Securities and Exchange Commission (the “Commission”).

Business Plan

A description of the business plan of the Company over the next twelve months is described as follows:

Cash Requirements. The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the previously demonstrated clean water and clean energy technologies (the “Technologies”) and a clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts any biomass into electricity without producing air emissions, and is aimed at competing with conventional energy (fossil fuel) conversion technologies. The exact cash requirements of the Company for the next 12 months are not currently known and will depend on the level of activity required in pursuing commercialization of its Technologies. Reference is made to the Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000, for past cash requirements. It is unlikely that cash requirements will decrease, and if there is a substantial increase in business activity the cash requirements will likely increase. The Company entered into a warrant agreement with Dan Cowart, Atlanta, Georgia, which has provided $250,000 of working capital for each of the last four quarters and can provide $250,000 each quarter through September of 2002. The arrangement with Mr. Cowart is more fully explained in Note 7 to the Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000. The Company halted the sale of its Series ‘98 15% Convertible Debentures, which are convertible into shares of the Company’s Common Stock at a price of $2.00 per share, as of June 20, 2001. As of that date the Board of Directors authorized a new series of convertible debentures in the principal amount of $3,000,000, designated Series ‘01. The Series ‘01 Convertible Debentures bear interest at the rate of 10% per annum, mature July 15, 2006 and are convertible into shares of Common Stock at a price of $6.00 per share. During the quarter ended September 30, 2001 the Company issued $613,000 of the Series ‘01 Convertible Debentures for cash. The Company will attempt to sell the Series ‘01 Convertible Debentures as necessary to raise working capital to support an increased level of sales and marketing activity. Selling additional stock in a private placement or public offering are other possible alternatives.

Product Research and Development. The Company is the exclusive worldwide licensee (except for STORS, as hereinafter defined, in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute (“BMI”). The four BMI licensed technologies address wastewater problems for municipal and broad-based industrial markets. These technologies include three chemical process technologies known as the Sludge-To-Oil Reactor System (“STORS”) ™, Nitrogen Removal (“NitRem”) and Ammonia Recovery Process
(“ARP”) ™. The fourth technology, a Dual-Shell Pressure Balanced vessel reactor system, (the “DSR”) ™, is the unique reactor equipment in which the STORS and NitRem chemistries are conducted (STORS, NitRem, ARP and DSR are collectively referred to as the “Water Technologies”). The Water Technologies have all been successfully demonstrated, and management is actively pursuing commercial contracts to produce profits and/or royalties from projects involving these Water Technologies.

The Company is heavily reliant on the ability and financial resources of established third parties, such as Foster Wheeler Environmental Corporation (“Foster Wheeler”) collaborating with the Company in pursuing clean water projects worldwide. Product research and development in the Water Technologies at the Company level will not be great in the next 12 months, because the work that is now required for development of each of them is the design and field engineering of any actual commercial projects that can be obtained, which will be done primarily by Foster Wheeler.

The Company was recently granted a patent for its new clean energy technology known as the TIPS process. TIPS is a new thermodynamic process that produces syngas, electricity and liquid carbon dioxide from a diverse mix of energy resources with zero air emissions. TIPS removes nitrous oxide, sulfur dioxide, mercury and particulates (soot). In addition, TIPS captures carbon dioxide in liquid form for sequestration or beneficial reuse. TIPS feedstocks include coal, natural gas, oil, biomass, and refuse-derived fuels. TIPS can be used for new power plant production or used to retrofit existing power plants that are struggling to meet Clean Air Act regulations.

TIPS is currently in the concept stage of development although most of the unit operations are proven in existing industrial applications. The Company plans to direct an international team of engineers and scientists to conduct the development effort. The Company hopes to obtain a U.S. government grant to pay the costs of demonstrating the TIPS process, but there is no assurance that its efforts will be successful.

Sales or Purchases of Plant and Equipment. The Company currently owns no plants and equipment. Purchases or sales of equipment, if any, will be based on a firm contract from a governmental entity or corporation acquiring equipment for use with one of the Water Technologies. That equipment would be financed in reliance on the credit of the prospective customer.

New Employees. On September 3, 2001, the Company formed a new division, Energy Resources, which will market energy resources, including natural gas, coal, and oil, to wholesale and retail clients in North America. The Company’s new Energy Marketing Center, located in Denver, Colorado, is part of the Company’s long-term strategy to establish itself as a leader in global emission credit trading.

Mr. William D. McCabe, Vice President for Energy Marketing, was hired to head the new division. Mr. McCabe is a petroleum engineer and a member of the National Petroleum Council.

Results of Operations

For the nine months ended September 30, 2001, the Company incurred a net loss of $1,774,849, as compared to $1,307,144 for the nine months ended September 30, 2000. The principal factors for the increase in the net loss between the nine-month periods were increases in operating expenses and interest expense. For the three months ended September 30, 2001, the Company incurred a net loss of $530,964 as compared to $559,498 for the three months ended September 30, 2000.

General and administrative expenses and travel and entertainment expenses increased during the nine-month periods ended September 30, 2001, compared to September 30, 2000, due to the Company’s efforts to obtain commercial contracts and promote the TIPS process. Interest expense increased significantly between the same two periods primarily due to the effect of the 15% Convertible Debentures.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2001, the Company used $995,425 of cash in operations compared to $734,180 in the comparable period of 2000.

During 2000 and 2001, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted all of its outstanding 10% notes payable to stockholders to Series ‘98, 15% Convertible Debentures and converted the remaining 6.63% notes to shares of Company Common Stock. Management plans to meet the Company’s liquidity needs during the year ending December 31, 2001, through additional borrowings principally from the issuance of the Company’s Series ‘01 10% Convertible Debentures. As more fully described in Note 7 of Notes to Financial Statements in the Company’s annual report on Form 10-K/A for the year ended December 31, 2000, the Company entered into an agreement with an individual on October 4, 2000 for the issuance of warrants to purchase 1,000,000 shares of the Company’s Common Stock at $2.00 per share. That individual, who is an officer of the Georgia corporation with which the Company has a marketing agreement, has exercised the right to purchase 125,000 shares on four occasions within the required three month periods that he must do so, since a portion of his warrants expire every three months if they are not exercised.

Management currently expects its Energy Resources Division (Energy Marketing Center) to recover office start-up costs and meet or exceed on-going operation overhead by the first quarter of 2002.

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

The Company has historically lacked the financial and other resources necessary to respond to requests for proposals and market the Technologies. Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. For these reasons the Company has entered into agreements with third parties to pursue marketing, development and testing of the Company’s Technologies. The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Change in Securities.

     See the Notes to the Financial Statements and Management’s Discussion and Analysis or Plan of Operation for information concerning the issuance and/or sale of securities by the registrant during the quarterly period ended September 30, 2001.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Securities Holders.

     None.

Item 5. Other Information.

     (a)  STORS Process.

The Company and Foster Wheeler Environmental Corporation (“Foster Wheeler”), the lead sub-contractor for the successful demonstration of the Company’s Sludge-To-Oil reactor system (“STORS”) at the Colton Water Reclamation Facility (“CWRF”) in Colton, California, believe that the Colton demonstration successfully showed that the STORS process is an economically viable and effective technology for the treatment and volume reduction of municipal sludges. The Company and Foster Wheeler have continued to market STORS to municipalities. Working with Foster Wheeler, the Company has also proposed utilizing STORS in its response to a competitive bid, Request For Proposal (“RFP”) from the City of Atlanta, Georgia as discussed below.

     (b)  TIPS Technology.

Management believes that the ThermoEnergy Integrated Power System (“TIPS”) technology can be used to economically retrofit existing fossil fuel power plants, so that the polluting emissions from those plants can be significantly reduced. Without outside funding the Company does not have sufficient resources with which to demonstrate this technology. One source of funding would be to apply to the U.S. Department of Energy for a grant to demonstrate the effectiveness of this technology, as it did for STORS. The Company has formed a TIPS development “Team,” including Sandia National Laboratory and CANMET (Canadian Government), which has submitted a proposal to the U.S. Department of Energy for a grant to further develop the TIPS process. At this time, the Company does not have the ability to evaluate whether it will receive such a grant.

     (c)  Atlanta Bid.

Foster Wheeler and the Company were aware that the City of Atlanta was preparing the RFP for treatment of its sewer sludge before it was published and had planned to respond to the RFP in the name of the ThermoEnergy Environmental Corporation (“TENC”), a joint venture formed by the Company (49.9% owner) and Foster Wheeler (50.1% owner). The Company reported this in its prior filings with the Commission. However, when the RFP was published, Phase I – Statement of Qualifications contained criteria regarding financial strength and operating history that TENC could not meet. By bidding directly as the Foster Wheeler and not through TENC, Foster Wheeler could meet these thresholds for responding to the RFP. Subsequently, on June 13, 2001, an affiliated entity of Foster Wheeler submitted a proposal under Phase I –Statement of Qualifications (“SOQ”) to the City of Atlanta. The SOQ was subsequently approved by the City of Atlanta.

Phase II of the RFP required all bidders passing the SOQ to submit a 20-year, fixed-cost bid to privatize the City of Atlanta’s biosolids handling operations, including a detailed description of the technology proposed. In addition, the City distributed a Terms of Agreement document representing the conditions under which the City would contract with the winning bidder. These terms were prohibitive and repeated discussions with City of Atlanta officials to alter the terms proved unsuccessful. Subsequently, the affiliated entity of Foster Wheeler withdrew from further participation in bidding on the Atlanta biosolids RFP.

Item 6. Exhibits and Report on Form 8-K.

     (a)  None.

     (b)  No reports on Form 8-K were filed during the quarterly period ended September 30, 2001. Notwithstanding the foregoing, the Company provided certain information under Item 5 of its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 concerning, among other things, the status of the Company’s STORS process and TIPS technology and the status of the Company’s efforts to obtain a sewer sludge treatment contract with the City of Atlanta, Georgia through its relationship with Foster Wheeler.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001	THERMOENERGY CORPORATION

/s/ P.L. Montesi P.L. Montesi, President, Treasurer and Principal Financial Officer