Form 10KSB
period 2001-12-31
THERMOENERGY CORP
filed 2002-03-29
CIK 884504

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                       Commission File Number 33-46104-FW

                            THERMOENERGY CORPORATION

              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     Arkansas                                                71-00659511
          (State or other jurisdiction of                                 (I.R.S. Employer
          incorporation or organization)                               Identification Number)

                          323 Center Street, Suite 1300
                           Little Rock, Arkansas 72201
           (Address of principal executive offices including zip code)

                 Issuer's telephone number, including area code:
                                 (501) 376-6477

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

             Title of Each Class                                Name of Exchange on Which Registered
                Common Stock                                             OTC Bulletin Board


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of Each Class
                                      None

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

        The issuer had no revenue from operations for its fiscal year ended December 31, 2001.

        As of March 19, 2002, there were 5,142,748 shares of common stock outstanding. The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of March 19, 2002 was approximately $13,700,000.

        Portions of the issuer's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                Table of Contents

Cautionary Statement Regarding Forward-Looking Information                                           1

PART I
Item 1.  Business                                                                                    2
      Overview                                                                                       2
      Incorporation                                                                                  2
      Technologies                                                                                   2
      Business Objectives and Strategy                                                               4
      Background                                                                                     5
      Recent Developments                                                                            6
      License Payments to BMI                                                                        8
      Employees                                                                                      8
     Competition                                                                                     8
     Government Regulation                                                                           9
     Risk Factors                                                                                    9
Item 2.  Description of Property                                                                    10
Item 3.  Legal Proceedings                                                                          10
Item 4.  Submission of Matters to a Vote of Security Holders                                        11

PART II
Item 5.  Market for Common Equity and Stockholder Matters                                           11
     Holders                                                                                        11
     Market Information                                                                             11
     Dividends                                                                                      12
     Recent Sales of Unregistered Securities                                                        12
Item 6.  Management's Discussion and Analysis or Plan of Operation                                  12
      General                                                                                       12
      Strategic Corporate Relationships                                                             13
      Plan of Operations                                                                            14
      Results of Operations                                                                         15
      Liquidity and Capital Resources                                                               15
      Quarterly Financial Data                                                                      16
      Net Operating Losses                                                                          17
      Impact of Inflation                                                                           17
      Quantitative and Qualitative Disclosures About Market Risk                                    17
Item 7.  Financial Statements                                                                       17
Item 8.  Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure                                                  17

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                                      17
Item 10.  Executive Compensation                                                                    18
Item 11.  Security Ownership of Certain Beneficial Owners and Management                            18
Item 12.  Certain Relationships and Related Transactions                                            18
Item 13.  Exhibits and Reports on Form 8-K                                                          18
      Exhibits                                                                                      18
      Reports on Form 8-K                                                                           20
Signatures                                                                                          20

APPENDIX - Financial Statements                                                                    F-1

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

     This annual report on Form 10-KSB contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "will," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans and actual future activities, and the Company's results of operations may be materially different from those set forth in the forward-looking statements. In particular, these include, among other things, statements relating to:

        -       the Company's ability to commercialize its technologies;

        -       the Company's ability to establish itself as a broker of energy;

        - changes in government policy and in legislation and regulation of the waste treatment or energy production industries that adversely affect the Company's business;

        - the availability of debt and equity financing on terms that are favorable to the Company; and

        -       general economic and market conditions.

        Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in "Risk Factors."

        In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report, including in "Management's Discussion and Analysis or Plan of Operation" and "Business."

        The Company's forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

        The Company (for purposes hereof, the term the "Company," "ThermoEnergy," "us," or "we" refers to ThermoEnergy Corporation, an Arkansas corporation) is the exclusive worldwide licensee (except for STORS in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute ("BMI"). The four BMI licensed technologies address wastewater problems for municipal and broad-based industrial markets. These technologies include two chemical process technologies known as the Sludge-To-Oil Reactor System ("STORS"), and the Nitrogen Removal process known as NitRem. The Company has a hardware technology known as the Dual-Shell Reactor system ("DSR"), in which the STORS and NitRem chemistries are conducted. The fourth BMI licensed technology is the Ammonia Recovery Process ("ARP"), an adsorption process that captures and removes ammonia from concentrated and/or diluted wastewater streams and converts it to ammonia sulfate - a commercial grade fertilizer. STORS, NitRem, ARP and DSR are collectively referred to as the "Water Technologies." The Company is also the exclusive owner of a newly patented clean energy technology known as the ThermoEnergy Integrated Power System ("TIPS"), which converts fossil fuels (including coal, oil and natural gas) into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide (CO2) in liquid form for sequestration or beneficial reuse. TIPS and the Water Technologies are collectively referred to herein as the "Technologies."

        The Company's newly established Energy Resources division currently works as a broker of energy sources, such as natural gas. The goal of this division is to utilize its contacts with energy resource rich Tribal Nations to introduce the Tribes to a variety of energy projects. At present, management contemplates that the operations of the Energy Resources division will constitute the Company's sole source of income from operations in 2002.

INCORPORATION

        The Company was incorporated in Arkansas on January 19, 1988 as Innotek Corporation and changed its name to ThermoEnergy Corporation on December 12, 1996.

TECHNOLOGIES

STORS

        STORS is a thermo-chemical process that will convert any biomass into either a burnable fuel oil similar to No. 4 diesel fuel or a char with an energy value similar to coal. Management believes that the conversion of biomass (sludge) produced by municipal wastewater treatment facilities worldwide represents the single largest market for the STORS technology. Using a $3.0 million federal grant to fund a demonstration of the technology at the City of Colton, California, the Company subcontracted for the fabrication, installation and operation of the demonstration unit with a large engineering firm. The demonstration was successfully completed in calendar year 2000 and has a processing capacity greater than 75% of existing municipal wastewater plants in the U.S.

NitRem

        NitRem is a hydrothermal process, similar in operation to STORS, that converts the nitrogenous compounds present in most industrial discharge streams, such as nitrate, nitrites, amines and ammonia, into nitrogen gas (N2), which is a benign gaseous compound comprising 80% of the earth's air supply. The NitRem technology has application in chemical processing, petroleum refining, petro-chemical, pharmaceutical, textile, food processing, pulp and paper manufacturing, as well as various heavy manufacturing industries. The NitRem technology can also be combined with STORS or other process systems to process and treat municipal sewage sludge.

        Both the STORS and NitRem process chemistries are conducted in patented "reactor-within-a-reactor" equipment, referred to by the Company as the DSR. See "Background."

ARP Technology

        ARP is a patented process designed to recover ammonia from dilute waste streams. The removed and concentrated ammonia can thereafter be converted to nitrogen (N2) or recovered as a salt, such as ammonium sulfate ((NH2)2SO4), packaged and sold worldwide as a commercial grade fertilizer. ARP's primary market is municipal wastewater treatment and treating wastewater discharge from concentrated animal farming operations.

TIPS

        TIPS chemically converts the energy in any biomass or fossil fuels, such as coal, gas and oil, and integrates that combustion with the efficient production of electricity, the recovery of carbon dioxide (CO2) in liquid form for sequestration or beneficial reuse and the elimination of both acid gas and particulate emissions. On January 14, 2000, through ThermoEnergy Power Systems, LLC, a Delaware limited liability company whose membership interests are owned eighty-five percent (85%) by the Company and fifteen percent (15%) by Alex Fassbender, the Company's Executive Vice President and the inventor of TIPS, the Company filed a patent application with the U.S. Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. ThermoEnergy Power Systems, LLC was granted U.S. Patent No. 6,196,000 for TIPS by the U.S. Patent and Trademark Office on March 6, 2001. A related international patent application is pending, and the reviewing entity has indicated that all claims of that application meet its criteria for novelty, inventive step and industrial applicability.

        The Company recently received a Notice of Allowance (issued January 14,
2002) for its latest U.S. patent application entitled "Enhanced Biogas Production from Nitrogen Bearing Feed Stocks." This new process is a cost-effective method of processing and treating animal waste from concentrated animal farming operations wherein the waste is converted into two saleable commodities: (i) energy in the form of methane; and (ii) ammonium sulfate, a commercial grade fertilizer.

BUSINESS OBJECTIVES AND STRATEGY

        The Company has completed NitRem/DSR, ARP and STORS demonstration projects, each of which was funded either through a U.S. Government program or entities with which the Company has collaborative working relationships. The Company was not required to make capital contributions to these demonstration projects and received no revenues or generated any income from them, other than reimbursement for certain administrative and operating costs. These outside funding mechanisms allowed the Company to develop and demonstrate its technologies without selling additional stock to raise money to fund the demonstrations. From a competitive standpoint in the wastewater and sludge treatment markets, the lower capital requirements for ARP or STORS/NitRem wastewater treatment facilities make them an attractive option for municipalities. The Company has targeted for the STORS process the 60 largest municipal wastewater treatment markets, which account for approximately 80% of all the sewage sludge generated annually in the United States. The NitRem and ARP process systems can be employed in virtually any size wastewater treatment plant, numbering approximately 16,000 in the United States. STORS, NitRem and ARP are easily adaptable for use in foreign wastewater treatment plants. The Company believes these all these markets are suitable privatization candidates in which the Company (probably in a joint venture with a large firm) could build, own and operate the wastewater facilities for the municipality over a contracted period (normally 10-20 year contract periods), or enter into a operation contract for municipal owned systems utilizing the Company's technologies over a similar time period. The Company plans to generate revenues and profits from a per-ton tipping fee on the sludge produced by the wastewater plants, as well as the sale of the biofuel or the energy produced by the biofuel to the municipality or local grid.

        The Company is attempting to obtain a grant from the U.S. Department of Energy for developing and demonstrating the TIPS technology. If it is successful in obtaining the requested grant, management intends to continue its prior business strategy of working collaboratively with large, established companies with industry experience, financial capability and technical expertise to expedite commercialization within the targeted market(s).

        Demonstration of a Technology gives no assurance that the Company will be awarded commercial contracts for such a project and to date the Company has not earned commercial contracts on its STORS, ARP or NitRem systems. Even if such contracts are awarded, none of the Technologies have ever been used on a large-scale commercial basis, and there is no assurance that any of the Technologies will perform successfully or profitably on a large-scale commercial basis. There can also be no assurance that one or all of the Technologies will not be superseded or rendered obsolete by other competing technologies.

 BACKGROUND

        Under the License Agreements with BMI, the Company is required to (i) pay royalties to BMI based on the volume of waste processed through commercialized technologies or the direct sales of DSR equipment and (ii) meet its requirement under the License for "Commercialization." Pursuant to the License Agreements, BMI continues to reserve rights in the Technologies for research and development purposes. The License Agreement defines Commercialization as the construction and continuous operation of at least one facility with the capacity of a ten dry ton equivalent or 1,000 gallons of liquid per day, including a full-scale demonstration facility. See "Recent Developments."

        A Japanese corporation, Japan Organo, Inc. ("Organo") successfully built and operated a large-scale demonstration STORS facility in a Tokyo suburb between 1992 and 1996. Other than to confirm that the STORS process works on a large-scale basis, this operation has no connection to the Company. The Company has the exclusive worldwide rights to STORS, except in Japan. The Company has the exclusive worldwide rights, including Japan, for NitRem, ARP and the DSR technologies. Although the Company has an exclusive License Agreement with BMI with respect to the STORS technology, STORS is not a patentable technology, although it is included as part of another process patent granted to the Company. Organo, which originally sponsored the BMI STORS research, has continued its own research in STORS technology for the Japanese market.

        In 1998, the Company and Foster Wheeler Environmental Corporation ("Foster Wheeler") of Livingston, New Jersey agreed to form ThermoEnergy Environmental, LLC ("TENC"). Because the Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS, NitRem or ARP facilities or a commercial facility without external project funding and the ability to source engineering skills, TENC was envisioned as a means to pursue clean water projects. The Company granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural production facilities. The Company also agreed that any commercial business derived from the successful demonstration of ARP would be engaged in through TENC. In 1998, the capabilities of the ARP technology were demonstrated at New York City's Staten Island wastewater treatment plant. The purpose of the demonstration was to allow the City of New York to evaluate the Company's nitrogen removal processes, including NitRem. More recently, the Company and Foster Wheeler have not been successful in securing projects and it is not currently anticipated that they will be successful in securing projects in the future through the collaborative relationship. The Company has entered into discussions with Foster Wheeler regarding the future of TENC. The Company intends to continue to market the ARP technology in compliance with its arrangement with Foster Wheeler pending the resolution of those discussions.

        The STORS pilot project in Colton, California demonstrated that the STORS process is an economically viable and effective technology for the treatment and volume reduction of municipal sludges. All of the key technologies and equipment of the process provided acceptable performance. Numerous design enhancements were performed to increase the pilot system's operability.

        Despite the results of the STORS pilot project, there can be no assurance that such a project could be successfully adapted to commercial application. Equipment, schedule and budget limitations prevented the demonstration of an extended pilot system operation period. In addition, the operating expenses of a commercial plant are dependent upon many variables specific to a particular location, including existing plant equipment, availability and cost of energy, local labor costs and infrastructure.

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

        A reasonably complete set of samples, test data and test conditions were demonstrated. The lack of oil production simplifies the process by reducing the number of streams to be separated and handled and the equipment that would be needed. Because there was no oil phase in the demonstration, any financial consideration previously given to the sale of an oil by-product cannot be used in forecasting the performance of a commercial scale plant.

        The U.S. Environment Protection Agency ("EPA") funded the majority of the Colton STORS Project. Consequently, the Company's operations continue to depend upon its ability to attract adequate capital, so that it may in turn acquire the technical and operational expertise and services required for commercial facilities utilizing the STORS, NitRem or ARP technologies.

        Foster Wheeler informed the Company that the Colton demonstration project was of sufficient size to provide the data necessary to determine the costs of and efficiencies of the STORS technology for large-scale use.

RECENT DEVELOPMENTS

Energy Resources Division

        The Company formed its Energy Resources division, located in Denver, Colorado, in October 2001 primarily to work with Tribal Nations to develop a comprehensive energy strategy that will yield high resource value while remaining consistent with Tribal values and community. Through active Tribal partnerships the Company seeks to maximize economic return as the Tribes pursue their energy potential through self-determination and energy sovereignty. The Company represents a diverse resource capacity for the Tribes, including energy policy development, assessing resource valuation, establishing energy partner alliances, and marketing energy resources. In addition, the Company's overall business strategy includes working with large established public and private energy trading firms as a broker of energy from the Tribes and other sources.

        The Company began brokering energy through its Energy Resources division in February 2002 and is, as of March 15, 2002, trading approximately 6,000 million British Thermal Units (MNBTUs) per day. The division's ability to generate positive economic returns relies in large part its ability to foster and develop relationships with the Tribal Nations as well as certain corporate energy entities, including The Williams Companies, Inc. At present, management believes that the operations of the Energy Resources division will constitute the Company's sole source of income from operations during 2002. There can be no assurance that the Company will successfully integrate its Energy Resources division with its core competencies in the Technologies or that this division will be able to maintain its niche position in brokering energy transactions involving Tribal Nations.

Strategic Corporate Relationships:  Dan Cowart, Inc.

        The Company and Dan Cowart, Inc. ("DCI") amended and restated their Marketing Agreement as of September 28, 2000. The marketing area in which DCI can market the Company's STORS technology is limited to the City of Atlanta, Georgia and the State of Florida, and the agreement provides exclusive authority to DCI to market applications of the technologies for municipal, local governmental and real estate development markets in the specified area, and on a non-exclusive basis applications for ARP for municipal wastewater treatment or NitRem for industrial markets. DCI does not have authority to bind the Company to any agreement or course of action without the Company's prior approval. The parties continue to anticipate that they will execute a comprehensive teaming agreement if they engage in the construction and operation of a specific project, but neither the existing agreements nor those contemplated between DCI and the Company grant DCI any rights in any of the technologies. After payment of all royalties to BMI and other costs and expenses of any project the Company and DCI will share equally in the net profits of each project to which the Company would be entitled after the payment of amounts due Foster Wheeler by its participation with the Company through TENC. DCI will not participate in royalties paid to the Company as a sub-licensor.

        Additional consideration paid to DCI will be a one-time success fee of 62,500 warrants exercisable for 62,500 shares of unregistered common stock, exercisable within 10 years from the date of the grant at a price per $2.00 per share. If DCI is able to secure a contract with the City of Atlanta the parties will use all commercially reasonable efforts to negotiate a capital cost savings sharing arrangement with the City under which the entity contracting with the City would participate in any capital costs savings realized by the City from using Company technology as apposed to "conventional" or other technology. DCI will be paid the first $5.0 million of any such cost savings upon receipt of a payment from the City. The Company will keep any such cost savings over and above $5.0 million. The parties have agreed that a determination of capital cost savings acceptable to the City of Atlanta and for which a payment is actually made will be binding, as between them, however, in the event that DCI does not agree with the cost savings determination, it may, at its expense, negotiate and/or arbitrate the question of the amount of capital cost savings, but it shall have no authority to litigate any dispute with the City of Atlanta, nor shall the Company be required to take any actions that are reasonably likely to materially and adversely effect its relationship with the City of Atlanta. The term of the Amended and Restated Marketing Agreement extends until March 31, 2006, but conditions of exclusivity for the benefit of DCI expire March 31, 2002, at which time it becomes terminable on 30 days written notice.

LICENSE PAYMENTS TO BMI

        Research and development activities with respect to STORS, NitRem and ARP are ongoing and are generally conducted by BMI. The Company conducted no research and development activities for the year ended December 31, 2001. Payments under license expenditures for the Company were $100,000, $90,000 and $65,000 for the years ended December 31, 2001, 2000 and 1999.

EMPLOYEES

        As of December 31, 2001, the Company had a total of four full-time employees with two employees, the Chairman and Chief Executive Officer and the President, located in Little Rock, Arkansas. An Executive Vice President of Engineering Technology is located in Richland, Washington, and a VP Energy Resources is located in the Company's Denver, Colorado office. All of the Company's employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment and prohibiting them from competing with the Company. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are satisfactory.

COMPETITION

        The Company believes that it has no direct competitors with respect to the Technologies. The Company's principal competitors with respect to the Technologies are utilizers of existing technology in the treatment of wastewater and the production of energy through fossil fuels. Despite the existence of intellectual property protection relating to the Technologies, there can be no assurance that additional competitors may not exist in the future.

        With respect to the Energy Resources division, there are several much larger direct competitors to the Company also engaged in the brokering of energy. As a consequence, the Company intends to utilize its contacts with the Tribal Nations to concentrate on this niche within the energy market. While the Company may pursue energy transactions outside of the Tribal niche, it expects to focus its energy brokering efforts on transactions involving the Tribal Nations.

GOVERNMENT REGULATION

        The Company sees government regulation, particularly environmentally based government regulation, as favorable to its efforts to commercialize the Technologies. The Company believes that efforts by federal, state and/or local governments to regulate the treatment of wastewater or the production of energy through fossil fuels would create additional or increased opportunities for the Company to market the Technologies.

RISK FACTORS

Going Concern

The independent auditor of the Company, in its report relating to 2001, issued a "going concern" opinion regarding the Company stating that there is a substantial doubt that the Company can continue as a going concern, primarily based on the lack of any revenue at this time, the Company's net losses since inception and the need for substantial capital to continue commercialization of the Technologies.

Limited Operating History

The Company recognizes that, despite being in existence since 1988, it has a limited operating history by which an investor might judge its likelihood of success or failure. Its business plan is based on certain assumptions without the benefit of a lengthy operating history. At this time, the Company has not yet commercialized any of the Technologies and has received no revenue.

Competition for Energy Resources division

The Company expects to encounter competition in its efforts to establish its Energy Resources division. Many of these entities may have greater experience and resources than the Company and will, therefore, be in a better position than the Company to compete.

Need for Additional Capital

There can be no assurance that the Company will be able to achieve its goals without additional capital. There can also be no assurance that the Company will be able to raise the additional capital it may be seeking. Even if additional capital is obtained, there can be no assurance that the Company will be able to achieve its goals with additional capital, or that any new capital, if available, will be on terms favorable to the Company.

Penny Stock Regulation

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company's securities become subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

The Company is Dependent Upon Its Ability to Attract and Retain Key Personnel

The Company's success is dependent in large part upon its ability to attract and retain key management and other personnel. Qualified individuals are in high demand and are often subject to competing offers. In the future, the Company will need to add additional skilled personnel to facilitate the development of the Technologies. There can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business. The loss of the services of one or more members of the Company's management group or the inability to hire additional personnel as needed would likely have a material adverse effect on its business, prospects, results of operations and financial condition. With respect to the Company's Energy Resources division, the loss of the services of the Company's Vice President of Energy Resources would have a material adverse effect on the Company's ability to continue the work of this division.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's principal executive offices are located at 323 Center Street, Suite 1300, Little Rock, Arkansas, where the Company leases approximately 1,200 square feet from an unaffiliated third party under a month-to-month lease. The Company leases approximately 500 square feet of space on a month-to-month basis at 3100 George Washington Way, Suite 153 in Richland, Washington from Sunna Corporation. Alex Fassbender, the Company's Executive Vice President, is an officer, director and shareholder of Sunna Corporation. Management believes that the lease arrangement is no more or less favorable than terms the Company could acquire from an unaffiliated third party. The Company leases approximately 250 square feet of office space located at the Tech Center, 4600 Syracuse Street, 9th Floor, Denver, Colorado. In the event any of the Company's leases are not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HOLDERS

        The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value (the "Common Stock"). In addition, the Company's authorized capital stock consists of 10,000,000 shares of Series Preferred Stock, $1.00 par value ("Preferred Stock"). As of March 15, 2002, the Company had 1,254 stockholders of record of the Common Stock, and no stockholders of record of Preferred Stock.

MARKET INFORMATION

        The Common Stock is traded on the Over The Counter Bulletin Board. The stock symbol is TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey. The Company has declared no dividends since inception. The market makers for the Common Stock are Wien Securities Corp. (WIEN), Knight Securities, L.P. (NITE), Morgan Keegan & Company, Inc. (MOKE), Schwab Capital Markets L.P. (SCHB), Fleet Trading/A Division of Fleet Securities (FLTT), Hill Thompson Magid, L.P. (HILL), Herzog, Heine, Geduld, LLC (HRZG), Ladenburg, Thalmann & Co., Inc. (LTCO), National Securities Corporation (NATL), Paragon Capital Markets, Inc. (PGON), WM. V. Frankel & Co., Incorporated (FRAN) and GVR Company LLC (GVRC).

        During 2000, an investment banking firm agreed to be a market maker for the Common Stock and an Over The Counter Bulletin Board application was filed. The Common Stock began trading on the Over The Counter Bulletin Board on September 20, 2000. The ranges of the high and low bid prices for the third and fourth quarters of 2000 and for the four quarters of 2001 follow. This information is taken from the Over The Counter Bulletin Board's website. (The quotations listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.)

                                                 STOCK PRICE
                          ----------------------------------------------------------
                                    HIGH                             LOW
                          -------------------------        -------------------------
FISCAL YEAR 2001
First Quarter                              $  4.00                           $ 1.50
Second Quarter                             $  9.90                           $ 1.91
Third Quarter                              $  8.75                           $ 3.05
Fourth Quarter                             $  5.40                           $ 2.15

FISCAL YEAR 2000
Third Quarter                              $  8.50                           $ 6.00
Fourth Quarter                             $ 8.375                           $ 3.00


        For a discussion of government regulation concerning securities that trade at less than $5.00 per share, see "Risk Factors - Penny Stock Regulation."

DIVIDENDS

        The Company has never paid any cash dividend on its Common Stock and does not anticipate paying cash dividends in the near future. Any such dividend payment would depend on the Company's earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

RECENT SALES OF UNREGISTERED SECURITIES

        Reference is made to the Statements of Changes in Stockholders' Equity (Deficit) for the three years ended December 31, 2001, included in the Financial Statements attached hereto, for information concerning sales of equity securities without registration under the Securities Act (to the extent not previously discussed in the Company's Quarterly Reports on Form 10-Q and Form 10-QSB). Additional information concerning these transactions and the Company's stock options and warrants is contained in Notes 4 and 7 of Notes to Financial Statements, included hereinafter. Each of the transactions discussed therein qualifies for exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or one of the regulations promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under "Risk Factors" and included in other portions of this report.

GENERAL

        The Company is the exclusive worldwide (except STORS in Japan) licensee for four clean water environmental technologies developed by BMI and the exclusive owner of a clean energy technology for which it has received a patent. The four BMI licensed technologies address wastewater problems for municipal and broad-based industrial markets. TIPS, which is a newly patented clean energy which converts fossil fuels (including coal, oil and natural gas) into electricity without producing air emissions, is aimed at competing with conventional energy conversion technologies. The Company cannot predict its share of the required capital expenditures for improvements by the wastewater and sludge treatment markets and the energy market, or the acceptability of its Technologies in such markets. The Company's ability to penetrate these markets depends on 1) successfully commercializing one or more of its technologies, as discussed below, 2) fully developing and demonstrating the TIPS technology, and
3) fully executing its marketing plan. As of December 31, 2001, the Company had not generated any revenues since inception.

        In October 2001, the Company formed its Energy Resources division, located in Denver, Colorado, primarily to work with Tribal Nations to develop a comprehensive energy strategy that will yield high resource value while remaining consistent with Tribal values and community. Through active Tribal partnerships the Company seeks to maximize economic return as the Tribes pursue their energy potential through self-determination and energy sovereignty. The Company represents a diverse resource capacity for the Tribes, including energy policy development, assessing resource valuation, establishing energy partner alliances, and marketing energy resources. In addition, the Company's overall business strategy includes working with large established public and private energy trading firms as a broker of energy from the Tribes and other sources.

        The Company began brokering energy through its Energy Resources division in February 2002 and is, as of March 15, 2002, trading approximately 6,000 million British Thermal Units (MNBTUs) per day. The division's ability to generate positive economic returns relies in large part its ability to foster and develop relationships with the Tribal Nations as well as certain corporate energy entities, including The Williams Companies, Inc. At present, management believes that the operations of the Energy Resources division will constitute the Company's sole source of income from operations during 2002. There can be no assurance that the Company will successfully integrate its Energy Resources division with its core competencies in the Technologies or that this division will be able to maintain its niche position in brokering energy transactions involving Tribal Nations.

 STRATEGIC CORPORATE RELATIONSHIPS

        In 1998, the Company and Foster Wheeler completed a demonstration project of the ARP and NitRem technologies in New York City. TENC, the entity which was formed to market the Water Technologies has, more recently, failed to generate any new projects or marketing opportunities. The Company has entered into discussions with Foster Wheeler regarding the future of TENC.

        In March 1996, the Company entered into a Marketing Agreement with an Atlanta-based corporation, Dan Cowart, Inc. ("DCI"), to market, develop and commercialize the Water Technologies in Atlanta, Georgia and Florida. The Marketing Agreement was amended and restated in September 2000. DCI is a multi-discipline construction and development firm for large-scale real estate projects. Under the agreement, the Company has granted DCI the exclusive right to market, in Atlanta, Georgia and the state of Florida, any and all applications of the Water Technologies for municipal, local governmental and real estate development markets in Atlanta and Florida, and the nonexclusive right to market any and all applications of NitRem for industrial markets. The agreement contemplates the formation of a teaming arrangement between the companies to construct and operate future projects, but no such agreement will give DCI any rights in the Technologies. The Company will provide technical and administrative support to assist DCI in its efforts to obtain such projects. The Company will derive revenue upon the sale of a STORS/DSR or NitRem DSR unit to an end-user, and fees associated with the operation of such projects. The agreement is for a term of 10 years and requires DCI to produce a contract for a project by March 31, 2002 to retain exclusivity. Thereafter, the contract can be terminated by either party upon one month's written notice and DCI's rights to market the Water Technologies in Atlanta, Georgia and Florida would become nonexclusive. The Company has developed a comprehensive audio-visual presentation to be used by DCI in its marketing efforts. In addition, DCI has engaged the services of a regional engineering firm to work directly with the Company to work on scheduling meetings with municipal and state wastewater authorities in Georgia and Florida. Currently, no specific projects are being negotiated.

        Because the Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS, NitRem, ARP or TIPS facilities or a commercial facility without external project funding and the ability to source engineering skills, the Company continues to pursue strategic partners with the ability to assist in the marketing and commercialization of the Technologies. There can be no assurance that the Company will be successful in acquiring such strategic partners or that any such strategic relationship will ultimately succeed in marketing and/or commercializing the Technologies.

 PLAN OF OPERATIONS

        Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its technologies in demonstration facilities and seeking capital necessary to sustain the Company's efforts. Even though demonstration units have been successfully operated and the Water Technologies have been proven commercially viable, none of the Technologies have been implemented on a permanent basis by a municipal or industrial customer. As such, the Company still requires additional investment capital and/or debt financing to continue its operations. The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. Management believes that the collaborative working arrangement with Foster Wheeler has been beneficial to the Company, even though it has not produced sales, and that establishing such relationships is the most efficient and effective way to commercialize the Technologies. A key stated goal of the Company has been to successfully complete a full-scale demonstration of the Water Technologies and to form strategic corporate alliances to market the technologies discussed above. The Company has successfully completed demonstrations of the NitRem, STORS, DSR and ARP technologies. The TIPS technology has recently been developed, and the Company is actively pursuing a demonstration of its capabilities. Management plans to utilize these demonstration projects to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factor in implementing the Company's plan of operations as the Company attempts to commercialize its technologies.

RESULTS OF OPERATIONS

        The net losses for the years presented resulted primarily from salaries and other administrative expenses, contractual obligations to BMI, travel expenses, professional fees and interest expense. General and administrative expenses increased during 2001 compared to 2000 primarily due to increases in advertising expenses, salaries and expenses associated with a demonstration project in California. Travel expenses increased in 2001 compared to the prior year due to the increased activity associated with the Company's Technologies. General and administrative expenses increased during the year ended December 31, 2000 compared to 1999 due to the issuance of compensatory stock options. Payments under licenses increased during the year ended December 31, 2000 in accordance with the payment schedules in the related agreements.

        Interest expense increased during the year ended December 31, 2001 compared to the prior year, and during the year ended December 31, 2000 compared to the year ended December 31, 1999 due to the issuance of the Company's Convertible Debentures.

        During 1998, the Company filed a lawsuit against the broker-dealer involved in the Company's failed public offering. During 1999, the Company and the broker-dealer entered into a release and settlement agreement. In connection with the agreement, the Company received $75,000 in cash, 50,000 shares of common stock of the parent company of the broker-dealer (the "Stock"), and 20,000 warrants to purchase shares of the Stock at a price of $4.00 per share for a period of five years from the date of the agreement. The Company sold all 50,000 shares of the Stock during June 1999. The Company also exercised warrants for 5,000 shares of the Stock which were sold during June 1999. A gain of $293,779 was recorded in the accompanying 1999 financial statements in connection with the release and settlement agreement. The remaining 15,000 warrants were sold during the first quarter of 2000 at a gain of $23,644.

LIQUIDITY AND CAPITAL RESOURCES

        During the years ended December 31, 2001, 2000 and 1999, the Company used $1,514,771, $940,776 and $774,908 of cash in operations. The increases during the indicated years are consistent with the Company's increased overhead associated with development and marketing of the Technologies. Management expects the trend toward increased overhead to continue as the Company continues its efforts to commercialize the Technologies and develops its Energy Resources division.

        During 2001, 2000 and 1999, the Company met its liquidity needs primarily from borrowings from stockholders. The Company converted all of its outstanding 6.63% and 10% notes payable to stockholders to Series 98, 15% Convertible Debentures or Common Stock of the Company. The Company halted the sale of its Series 98, 15% Convertible Debentures in June 2001 and issued a new series of Series '01, 10% Convertible Debentures in the principal amount of $3,000,000. The Series '01 Convertible Debentures bear interest at the rate of 10% per annum, and mature July 15, 2006. The holders of the Series '01 Convertible Debentures can convert the principal amount and accrued interest into shares of Common Stock at a price of $6.00 per share at any time prior to the maturity date. Management plans to meet the Company's liquidity needs during the year ending December 31, 2002 through additional borrowings principally from shareholders via the issuance of the Company's Series 01, 10% Convertible Debentures, from public or private placement offerings of Common Stock and from contracts for the sale of natural gas production by the Company's Energy Resources division. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies. There can be no assurance that the Company will be successful in commercializing the Technologies.

        The Common Stock is traded on the Over The Counter Bulletin Board. The market makers for the Common Stock are Wien Securities Corp. (WIEN), Knight Securities, L.P. (NITE), Morgan Keegan & Company, Inc. (MOKE), Schwab Capital Markets L.P. (SCHB), Fleet Trading/A Division of Fleet Securities (FLTT), Hill Thompson Magid, L.P. (HILL), Herzog, Heine, Geduld, LLC (HRZG), Ladenburg, Thalmann & Co., Inc. (LTCO), National Securities Corporation (NATL), Paragon Capital Markets, Inc. (PGON), WM. V. Frankel & Co., Incorporated (FRAN) and GVR Company LLC (GVRC).

QUARTERLY FINANCIAL DATA

         The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                             Three Months Ended
                                -----------------------------------------------------------------------------
                                  March 31, 2001      June 30, 2001     September 30, 2001    December 31,
                                                                                                  2001

Loss from Operations                    $(340,378)          $(522,085)          $(329,176)        $(556,195)
Net Loss                                 (526,290)           (717,595)           (530,964)         (793,119)

Basic and diluted loss per
share
Loss from operations                        (0.08)              (0.11)              (0.06)            (0.10)
Net Loss                                    (0.12)              (0.15)              (0.10)            (0.15)
Weighted average
shares outstanding                       4,550,798           4,711,364           5,301,290         5,423,594
------------------------------- ------------------- ------------------- ------------------- -----------------




                                                             Three Months Ended
                                -----------------------------------------------------------------------------
                                  March 31, 2000      June 30, 2000     September 30, 2000    December 31,
                                                                                                  2000

Loss from Operations                    $(289,683)          $(298,021)          $(371,484)        $(527,301)
Net Loss                                 (344,745)           (402,901)           (559,498)         (714,719)

Basic and diluted loss per
share
Loss from operations                      $ (0.07)              (0.07)              (0.08)            (0.12)
Net Loss                                    (0.08)              (0.09)              (0.12)            (0.16)
Weighted average
shares outstanding                       4,262,105           4,272,657           4,319,305         4,399,903

         As of December 31, 2001, the Company had not derived any significant revenues from operations. See Note 1 of Notes to Financial Statements for a description of the computation of weighted average shares outstanding.

NET OPERATING LOSSES

         The Company had net operating loss carryforwards as of December 31, 2001 of approximately $10,000,000, which expire in the years 2003 through 2021. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of approximately $3,814,000 has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

IMPACT OF INFLATION

         Although inflation has been minimal in recent years, it is still a factor in the economy. Since the Company has no significant revenues, inflation primarily affects the Company's travel costs and costs of outside services. It could also affect the cost of constructing demonstration and full-scale facilities in the future. The Company will consider the impact of inflation in its financing plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because all of the Company's debt is financed at a fixed rate, there is no market risk with respect to its debt. Notwithstanding the foregoing, the information called for by this Item, to the extent that it is applicable to the Company, is provided elsewhere within Item 6. or under Item 1. - Business.

ITEM 7.  FINANCIAL STATEMENTS

         The information called for by this Item is attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated herein by reference from the Company's definitive 2002 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2002.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference from the Company's definitive 2002 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference from the Company's definitive 2002 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference from the Company's definitive 2002 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number assigned
in regulation
S-B, Item 601                       Description of Exhibit
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

3.2**       Amended and Restated Bylaws of the Company.

4.1**       Form of Stock Certificate - Series A Common Stock.

4.2**       Form of Stock Certificate - Series B Common Stock.

9.1*        Voting Trust Agreement between American Fuel and Power Corporation and P.L. Montesi, Trustee, dated November 1, 1991.

10.1*       License Agreement between the Company and BMI dated August 5, 1991.

10.2(4)     License Agreement between the Company and BMI dated July 7, 1995
                          (defense purposes for NitRem).

10.3(5)     License Agreement between the Company and BMI dated July 7, 1995
                           (industrial purposes for NitRem).

10.4*       Substitute General Compensation and Stock Warrant Agreement between the Company and Centerpoint Power Corporation of Virginia ("Centerpoint") for STORS/Denitrification and NitRem dated April 22, 1991.

10.5*       First Amendment to Substitute General Compensation and Stock Warrant
                           Agreement between the Company and Centerpoint for STORS/Denitrification and NitRem Technologies dated January 30, 1992.

10.6*(1)    Employment Agreement between the Company and P. L. Montesi dated
                           January 1, 1992.

10.7*(1)    Employment Agreement between the Company and Dennis Cossey dated
                           January 1, 1992.

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

10.14(7)    Form of Promissory Note, Subscription Agreement and Warrant
                           Agreement Concerning Financing Activities of the Company.

10.15(8)    Warrant Agreement with Robert Trump dated May 10, 1995.

10.16**     Joint Marketing Agreement between the Company and Dan Cowart, Inc.
                           dated April 1, 1996.

10.17**     Worldwide Marketing Agreement between the Company and Foster Wheeler
                           USA Corporation dated September 1994.

10.18**     Memorandum of Understanding between the Company and Roy F. Weston,
                           Inc. dated April 10, 1996.

10.19**     No Cost Test Agreement Between the Company and the City of New York
                           - Department of Clean Water dated July 26, 1996.

10.20**     Memorandum of Understanding Between Foster Wheeler Environmental
                           Corporation and Mitsui Company (USA.) Inc. dated October, 1996.

10.21**     Subcontract between the Company and Sam Houston State University dated October 31, 1994.

10.22**     Modification Number 001 Subcontract SHSU - 5000 - 002 between the
                           Company and Sam Houston State University dated August, 1996.

10.23(1)    1997 Stock Option Plan

10.24(10)   Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998.

10.25(10)   Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998.

10.26(10)   Amendment Number 1 to License Agreement between the Company and
                           Battelle Development Corporation dated June, 1998.

10.27(10)   Amendment Number 2 to License Agreement between the Company and BMI dated June, 1998.

10.28(10)   Sublicense Agreement between the Company and ThermoEnergy
                           Environmental Corporation.

10.29(10)   Shareholder Agreement by and among the Company, Foster Wheeler and
                           TENC dated September 9, 1998.

10.30.1(10) Agreement between the Company and Foster Wheeler dated August 4,
                           1998.

10.30.2(10) Consulting Agreement between the Company and Nutrecycle Ventures dated November 22, 1998.

10.30.2.1.1(10) License Agreement between the Company and BMI effective December
                           30, 1997.

10.33(10)   Form of Convertible Debenture with Robert S. Trump dated August 24,
                           1998.

10.34(10)   Amendment Number 1 to License Agreement between the Company and BMI effective December 30, 1997.

10.35(1)    Employment Agreement between the Company and Alex G. Fassbender dated November 18, 1998.

10.36(1)(9) Non Qualified Bonus Compensation Option Agreement for P.L. Montesi

10.37(1)(9) Non Qualified Bonus Compensation Option Agreement for Dennis Cossey

10.38       Employment Agreement between the Company and William D. McCabe dated
                           September 11, 2001.
21          List of Subsidiaries.

24          Powers of Attorney (included on signature pages).

28.1*       Form of Security Escrow Agreement.


* Incorporated by reference from the Company's Registration Statement on Form S-18, File No. 33-46104-FW, effective June 24, 1992.

** Incorporated by reference from the Company's Registration Statement on Form SB-2, File No. 333-21613, effective February 12, 1997.



     (1)  Management Contract or Compensatory Plan or Arrangement.

     (2)  Incorporated by reference from the Company's Form 10-Q of March 31,
          1993.

     (3)  Incorporated by reference from the Company's Form 10-Q of June 30,
          1993.

     (4) Incorporated by reference from the Company's Form 10-K of September 30, 1993.

     (5) Incorporated by reference from the Company's Form 10-KA of September 30, 1993.

     (6)  Incorporated by reference from the Company's Form 10-Q of March 31,
          1995.

     (7)  Incorporated by reference from the Company's Form 10-Q of June 30,
          1995.

     (8)  Incorporated by reference from the Company's Form 10-Q of March 31,
          1996.

     (9) Incorporated by reference from the Company's Form 10-Q of September 30, 1999.

     (10) Incorporated by reference from the Company's Form 10-K of March 30, 2000.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2002.

                                     THERMOENERGY CORPORATION,
                                     an Arkansas corporation

                                    By /s/ P.L. Montesi
                                     ---------------------------------------
                                     P.L. Montesi
                                     President, Chief Operating Officer,
                                     principal accounting officer and principal
                                     financial officer

                                     By /s/ Dennis C. Cossey
                                     ---------------------------------------
                                     Dennis C. Cossey
                                     Chairman, Chief Executive Officer and
                                     principal executive officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints P.L. Montesi and Dennis C. Cossey, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act of things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-KSB below:



/s/ P.L. Montesi                                                                                      March 29, 2002
----------------------------------------------------------------------------                          --------------------------
P.L. Montesi, President, Chief Operating Officer and Director

/s/ Dennis C. Cossey                                                                                  March 29, 2002
----------------------------------------------------------------------------                          --------------------------
Dennis C. Cossey, Chief Executive Officer, Chairman and Director


----------------------------------------------------------------------------                          --------------------------
John Corcoran, Director

/s/ Paul Loeffler                                                                                     March 29, 2002
----------------------------------------------------------------------------                          --------------------------
Paul Loeffler, Director

/s/ Andrew Melton                                                                                     March 29, 2002
----------------------------------------------------------------------------                          --------------------------
Andrew Melton, Director

/s/ Louis Ortmann                                                                                     March 29, 2002
----------------------------------------------------------------------------                          --------------------------
Louis Ortmann, Director

/s/ Jerald Sklar                                                                                      March 29, 2002
----------------------------------------------------------------------------                          --------------------------
Jerald Sklar, Director

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              LITTLE ROCK, ARKANSAS

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                      WITH

                         REPORT OF INDEPENDENT AUDITORS

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

/s/ Baird, Kurtz & Dobson

Little Rock, Arkansas
December 11, 1991

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying balance sheets of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2001 and 2000, the related statements of operations and cash flows for each of the three years in the period ended December 31, 2001, and for the period cumulative during development stage through December 31, 2001, and the related statements of changes in stockholders' equity (deficit) for each of the periods from October 1, 1991 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through December 31, 2001, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period cumulative during development stage through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for stock options as of July 1, 2000.

/s/ Kemp & Company

Little Rock, Arkansas
February 27, 2002

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                                 2001                  2000
                                                                                             -------------         -------------
ASSETS

Cash - Total Current Assets                                                                  $     557,870         $     495,959

Advances to officers (Note 6)                                                                      101,018               138,000
Accrued interest receivable - officers (Note 6)                                                        880                 3,899
Property and equipment, at cost:
  Equipment, furniture and fixtures                                                                 19,809                19,809
  Less accumulated depreciation                                                                    (19,809)              (19,809)
                                                                                             -------------         -------------
                                                                                                        --                    --
                                                                                             -------------         -------------

                                                                                             $     659,768         $     637,858
                                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Accounts payable                                                                             $     242,248         $     382,750
Accrued interest payable - principally related parties (Note 4)                                  1,777,858               954,734
Deferred compensation (Note 6)                                                                     117,010               265,941
                                                                                             -------------         -------------
      Total Current Liabilities                                                                  2,137,116             1,603,425

Convertible Debentures - principally related parties (Notes 4 and 11)                            5,545,611             4,701,722
                                                                                             -------------         -------------
      Total Liabilities                                                                          7,682,727             6,305,147

Stockholders' equity (deficit) (Notes 4, 7 and 11):
  Preferred stock, non-voting, $1 par value:
    Authorized - 10,000,000 shares; none issued
  Common Stock, $.001 par value; authorized - 75,000,000 shares;
    issued:  2001 - 5,041,519 shares; 2000 - 4,123,824 shares;
    outstanding:  2001 - 4,957,690 shares; 2000 - 4,039,995 shares;                                  5,041                 4,124
  Additional paid-in capital                                                                     6,540,886             5,329,505
  Deficit accumulated during the development stage                                             (13,568,886)          (11,000,918)
                                                                                             -------------         -------------
                                                                                                (7,022,959)           (5,667,289)
                                                                                             -------------         -------------

                                                                                             $     659,768         $     637,858
                                                                                             =============         =============

SEE NOTES TO FINANCIAL STATEMENTS.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                      CUMULATIVE DURING                        YEAR ENDED
                                                         DEVELOPMENT                           DECEMBER 31,
                                                        STAGE THROUGH       --------------------------------------------------
                                                      DECEMBER 31, 2001         2001              2000                1999
                                                      -----------------     ------------       ------------       ------------
Operating expenses:
  General and administrative                            $   9,330,253       $  1,368,658       $  1,200,805       $  1,018,076
  Payments under licenses (Note 3)                            987,266            100,000             90,000             65,000
  Travel and entertainment                                  1,653,190            279,176            195,684            196,805
                                                        -------------       ------------       ------------       ------------
                                                           11,970,709          1,747,834          1,486,489          1,279,881
                                                        -------------       ------------       ------------       ------------

Loss From Operations                                      (11,970,709)        (1,747,834)        (1,486,489)        (1,279,881)
                                                        -------------       ------------       ------------       ------------

Other income (expense):
  Interest income (Note 6)                                    227,190             32,282             33,215             46,647
  Gain on settlement of lawsuit  (Note 10)                    317,423             23,644            293,779
  Other income                                                 49,550             49,550
  Interest expense - principally related
    parties (Note 4)                                       (2,192,273)          (852,416)          (592,233)          (310,887)
                                                        -------------       ------------       ------------       ------------
                                                           (1,598,110)          (820,134)          (535,374)            79,089
                                                        -------------       ------------       ------------       ------------

Net Loss                                                $ (13,568,819)      $ (2,567,968)      $ (2,021,863)      $ (1,200,792)
                                                        =============       ============       ============       ============

Basic and Diluted per Common
  Share (Notes 1, 4, 7 and 10):
    Loss From Operations                                $       (3.07)      $       (.36)      $       (.34)      $       (.31)
    Net Loss                                            $       (3.48)      $       (.53)      $       (.47)      $       (.29)

SEE NOTES TO FINANCIAL STATEMENTS.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           PERIODS ENDED SEPTEMBER 30, 1988 THROUGH DECEMBER 31, 2001

                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                                         ADDITIONAL         DURING THE
                                                          COMMON           PAID-IN          DEVELOPMENT
                                                          STOCK            CAPITAL             STAGE             TOTAL
                                                        ----------       ------------       ------------       ----------
Issuance of stock, January 1988,
  (2,205,762 shares at $.08
  per share)                                            $    2,206       $    178,094       $                  $  180,300
Net loss                                                                                        (290,483)        (290,483)
                                                        ----------       ------------       ------------       ----------

Balance (deficit),
  September 30, 1988                                         2,206            178,094           (290,483)        (110,183)
Conversion of $412,000 of
  debentures and accrued
  interest, September 1989
  (306,335 shares)                                             306            456,695                             457,001
Net loss                                                                                        (338,985)        (338,985)
                                                        ----------       ------------       ------------       ----------

Balance (deficit),
  September 30, 1989                                         2,512            634,789           (629,468)           7,833
Net loss                                                                                        (255,036)        (255,036)
                                                        ----------       ------------       ------------       ----------

Balance (deficit),
  September 30, 1990                                         2,512            634,789           (884,504)        (247,203)
Conversion of $63,000 of
  unsecured debentures and
  accrued interest at 10%,
  March 1991, (44,286 shares)                                   44             70,813                              70,857
Issuance of stock, May - June
  1991, (387,880 shares:
  366,630 at $1.60 per share;
  21,250 shares at $.80 per
  share)                                                       388            603,219                             603,607
Issuance of stock for interest,
  June 1991, (1,375 shares at
  $1.60 per share)                                               1              2,199                               2,200
Issuance of stock for
  expenses incurred by
  stockholders, July 1991
  (5,081 shares at $1.60 per share)                              5              8,124                               8,129
Net loss                                                                                        (670,179)        (670,179)
                                                        ----------       ------------       ------------       ----------

Balance (deficit), September 30,
  1991                                                       2,950          1,319,144         (1,554,683)        (232,589)

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           PERIODS ENDED SEPTEMBER 30, 1988 THROUGH DECEMBER 31, 2001

                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                                         ADDITIONAL         DURING THE
                                                          COMMON           PAID-IN          DEVELOPMENT
                                                          STOCK            CAPITAL             STAGE             TOTAL
                                                        ----------       ------------       ------------       ----------
Issuance of stock, October -
  December 1991 (150,925
  shares at $1.60 per share)                            $      151       $    241,329       $                  $  241,480
Shares purchased in rescission
  offer (10,562 shares)                                        (11)           (16,888)                            (16,899)
Issuance of stock, public
  offering, August - September
  1992 (344 shares at $16.00 per
  share)                                                         1              5,499                               5,500
Net loss                                                                                        (562,751)        (562,751)
                                                        ----------       ------------       ------------       ----------

Balance (deficit), September 30,
  1992                                                       3,091          1,549,084         (2,117,434)        (565,259)
Issuance of stock, public offering
  October 1992 - September 1993
  (92,785 shares at $16.00 per
  share)                                                        93          1,484,457                           1,484,550
Issuance of stock for exercise
  of stock options, May 1993
  (2,500 shares at $1.60 per share)                              3              3,997                               4,000
Issuance of warrants to
  stockholder                                                                   6,333                               6,333
Conversion of $103,000 of notes
  payable to stockholders and accrued
  interest, December 1992 (6,438 shares
  at $16.00 per share)                                           6            102,994                             103,000
Issuance of stock for
  consulting services, June
  1993 (9,375 shares at
  $16.00 per share)                                              9            149,991                             150,000
Net loss                                                                                      (1,207,921)      (1,207,921)
                                                        ----------       ------------       ------------       ----------

Balance (deficit), September 30,
  1993                                                       3,202          3,296,856         (3,325,355)         (25,297)

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           PERIODS ENDED SEPTEMBER 30, 1988 THROUGH DECEMBER 31, 2001

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                         ADDITIONAL       DURING THE
                                                          COMMON           PAID-IN        DEVELOPMENT
                                                          STOCK            CAPITAL           STAGE             TOTAL
                                                        ----------      ------------      ------------       ------------
Issuance of warrants to stockholders                    $               $    226,000      $                  $    226,000
Issuance of stock for exercise
  of stock options, March 1994
  (3,750 shares at $1.60 per share)                              4             5,996                                6,000
Issuance of stock for exercise
  of warrants by stockholder,
  August 1994 (3,677 shares at
  $13.60 per share)                                              4            49,997                               50,001

Net loss                                                                                      (767,427)          (767,427)
                                                        ----------      ------------      ------------       ------------

Balance (deficit), September 30,
  1994                                                       3,210         3,578,849        (4,092,782)          (510,723)
Issuance of warrants to stockholders                                           9,760                                9,760
Issuance of stock, May 1995
 (6,250 shares at $8.00 per share)                               6            49,994                               50,000
Issuance of stock for
  exercise of warrants by
  stockholder, June 1995
 (6,250 shares at $8.00 per share)                               6            49,994                               50,000
Issuance of stock for expenses, July 1995
  (18,750 shares at $8.00 per share)                            19           149,981                              150,000
Net loss                                                                                      (896,998)          (896,998)
                                                        ----------      ------------      ------------       ------------

Balance (deficit), September 30, 1995                        3,241         3,838,578        (4,989,780)        (1,147,961)
Issuance of warrants to stockholders                                           5,340                                5,340
Net loss                                                                                      (551,621)          (551,621)
                                                        ----------      ------------      ------------       ------------

Balance (deficit),  September 30, 1996                       3,241         3,843,918        (5,541,401)        (1,694,242)
Issuance of stock, July 1997
  (50,000 shares at $2.00 per share)                            50            99,950                              100,000
Conversion of $338,100 of notes payable
  to stockholders and accrued interest, July
  1997 (195,596 shares at $2.00 per share)                     196           390,996                              391,192
Net loss                                                                                    (1,196,036)        (1,196,036)
                                                        ----------      ------------      ------------       ------------

Balance (deficit), September 30, 1997                        3,487         4,334,864        (6,737,437)        (2,399,086)
Net loss                                                                                      (797,099)          (797,099)
                                                        ----------      ------------      ------------       ------------

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

           PERIODS ENDED SEPTEMBER 30, 1988 THROUGH DECEMBER 31, 2001

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                                             ADDITIONAL        DURING THE
                                                               COMMON          PAID-IN         DEVELOPMENT
                                                               STOCK           CAPITAL            STAGE               TOTAL
                                                             ----------      ------------      ------------       ------------

Balance (deficit), September 30, 1998                        $    3,487      $  4,334,864      $ (7,534,536)      $ (3,196,185)
Net loss (three months)                                                                            (243,660)          (243,660)
                                                             ----------      ------------      ------------       ------------

Balance (deficit), December 31, 1998                              3,487         4,334,864        (7,778,196)        (3,439,845)
Issuance of stock in connection with 10%
  notes payable to stockholders, January
  1999 (67,600 shares at par value)                                  67                                 (67)               000
Conversion of $238,165 of notes payable to
  stockholders and accrued interest, various months
  during 1999 (147,602 shares at $2.00 per share)                   148           295,056                              295,204
Issuance of stock for exercise of warrants by
  stockholders, August 1999 (181,619 shares
  at $.16 per share)                                                182            28,877                               29,059
Net loss                                                                                         (1,200,792)        (1,200,792)
                                                             ----------      ------------      ------------       ------------

Balance (deficit), December 31, 1999                              3,884         4,658,797        (8,979,055)        (4,316,374)
Issuance of stock for exercise of warrants
  by stockholders, various months during
  2000 (130,000 shares at $2.00 per share)                          130           259,870                              260,000
Conversion of $158,735 of notes payable to
  stockholders and accrued interest, various
  months during 2000 (110,206 shares at
  $2.00 per share)                                                  110           220,302                              220,412
Issuance of compensatory stock options                                            190,536                              190,536
Net loss                                                                                         (2,021,863)        (2,021,863)
                                                             ----------      ------------      ------------       ------------

Balance (deficit), December 31, 2000                              4,124         5,329,505       (11,000,918)        (5,667,289)
Issuance of stock for exercise of warrants
  by stockholders, various months during
  2001 (496,250 shares at $2.00 per share
  and 338,637 shares at $.16 per share)                             834         1,045,848                            1,046,682
Conversion of $117,377 of Convertible
  Debentures plus accrued interest, various
  months during 2001 (82,808 shares at $2.00
  per share)                                                         83           165,533                              165,616
Net loss                                                                                         (2,567,968)        (2,567,968)
                                                             ----------      ------------      ------------       ------------

Balance (deficit), December 31, 2001                         $    5,041      $  6,540,886      $(13,568,886)      $ (7,022,959)
                                                             ==========      ============      ============       ============

SEE NOTES TO FINANCIAL STATEMENTS.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                          CUMULATIVE DURING                    YEAR ENDED
                                                             DEVELOPMENT                       DECEMBER 31,
                                                            STAGE THROUGH      -------------------------------------------------
                                                          DECEMBER 31, 2001        2001             2000                1999
                                                          -----------------    ------------      ------------       ------------
Operating activities:
  Net loss                                                 $(13,568,819)       $ (2,567,968)     $ (2,021,863)      $ (1,200,792)
  Items not requiring
  (providing) cash:
    Depreciation                                                 19,809
    Expenses funded by Common Stock issuance                    708,338              83,000                               29,059
    Other                                                      (123,546)                              166,892           (293,779)
  Changes in:
    Advances to officers                                     (1,327,016)           (329,018)         (201,000)          (175,000
    Other receivables                                          (138,286)            (13,435)          (25,921)           (40,683)
    Accounts payable                                          1,017,334              77,534           149,001            226,616
    Accrued expenses                                          2,076,485             871,363           604,902            301,090
    Deferred compensation                                     2,610,643             363,753           387,213            378,581
                                                           ------------        ------------      ------------       ------------
      Net cash used in operating activities                  (8,725,058)         (1,514,771)         (940,776)          (774,908)
                                                           ------------        ------------      ------------       ------------
Investing activities:
  Purchases of fixed assets                                     (19,808)
  Other                                                         314,082                                23,644            293,779
                                                           ------------                          ------------       ------------
       Net cash used in investing activities                    294,274                                23,644            293,779
                                                           ------------                          ------------       ------------

Financing activities:
  Proceeds from issuance of Common
    Stock and warrants                                        3,944,244             963,682           260,000
  Proceeds from notes payable                                 1,665,609
  Proceeds from Convertible Debentures                        3,425,000             613,000         1,052,000            469,000
  Payments on notes payable                                    (154,609)
  Other                                                         108,410
                                                           ------------        ------------      ------------       ------------
       Net cash provided by financing activities              8,988,654           1,576,682         1,312,000            469,000
                                                           ------------        ------------      ------------       ------------

Increase (decrease) in cash                                     557,870              61,911           394,868            (12,129)

Cash, beginning of period                                             0             495,959           101,091            113,220
                                                           ------------        ------------      ------------       ------------

Cash, end of period                                        $    557,870        $    557,870      $    495,959       $    101,091
                                                           ============        ============      ============       ============

SEE NOTES TO FINANCIAL STATEMENTS.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include three chemical processes known as Sludge-to-Oil Reactor System ("STORS"), Nitrogen Removal ("NitRem") and Ammonia Recovery Process ("ARP") which were developed through research projects at Battelle Memorial Institute (Battelle). A fourth technology, a dual-shell pressure balance vessel, known as the Dual Shell Reactor ("DSR"), is the unique reactor equipment in which the STORS and NitRem chemistries are conducted. The Company owns the worldwide licensing rights to these technologies, except for STORS in Japan, pursuant to exclusive license agreements with Battelle. The four Battelle licensed technologies are primarily aimed at solving wastewater problems for broad-based markets. During 2001, the Company, through ThermoEnergy Power Systems, LLC (see Note 6), received a patent from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems ("TIPS") technology. TIPS chemically converts the energy in fossil fuels such as coal, gas and oil without producing air emissions and recovers the mercury and carbon dioxide by-products for beneficial reuse. This technology will be developed primarily for coal combustion electricity generation facilities experiencing air quality problems. STORS, NitRem, ARP, DSR and TIPS are referred to collectively as the "Technologies".

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

During 2001, the Company created an energy resources division for brokering natural gas produced by third parties. Marketing of energy resources is closely tied to the development of the TIPS process due to the by-products generated by TIPS. No revenues were generated by the energy resources division during the year ended December 31, 2001.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

LOSS PER COMMON SHARE
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options and warrants issued within twelve months of the initial public offering filing date (February 27, 1992), have been treated as outstanding for all periods. Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company's 15% Convertible Debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,825,146, 4,313,745, 4,105,128, and 3,899,411 shares for the periods ended December 31, 2001, 2000 and 1999, and cumulative since inception through December 31, 2000, respectively. For additional disclosures regarding the Company's Convertible Debentures, stock options and warrants and 250,000 contingently issuable shares (which were not issuable at December 31, 2001), see Notes 4, 7 and 10, respectively.

ADVERTISING
Advertising costs are expensed as incurred and amounted to $50,107, $648 and $520 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 2:  JOINT VENTURE CORPORATION AGREEMENT

During 1998, the Company and Foster Wheeler Environmental Corporation ("FWEC") agreed to form ThermoEnergy Environmental Corporation ("TENC") to act as a joint venture for purposes of, among other things, developing, marketing and utilizing the ARP technology. The agreement provides for the Company's ownership percentage to be 49.9% (requiring a cash capital contribution of $499) and FWEC's ownership percentage to be 50.1% of the outstanding stock of TENC. As of December 31, 2001, TENC had not been capitalized and had no transactions.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

The Company entered into a memorandum of understanding with Foster Wheeler and Mitsui & Co. (U.S.A.) Inc. in September 1996 to pursue various water and waste water projects in Brazil, Mexico and Peru. In April 1996, the Company entered into a teaming agreement with Roy F. Weston, Inc. to jointly pursue both municipal and governmental projects using the Technologies. In March 1996, the Company executed a marketing agreement with a Georgia corporation for the purpose of marketing the Technologies in Georgia and Florida (see Note 10). The Company entered into a ten-year worldwide marketing agreement with Foster Wheeler USA Corporation in September 1994, for the purpose of marketing, developing and commercializing the Technologies. The agreement provides for three-year extensions after the initial period and conditions for changing or terminating the arrangement.

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

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 4:  CONVERTIBLE DEBENTURES

Unsecured Convertible Debentures, held principally by stockholders of the Company, consisted of the following at December 31:

                                                                       2001                 2000
                                                                    ------------        ------------

     Series 98, 15% Debentures due January 15, 2003                 $  4,584,345        $  4,701,722

     Series 01, 10% Debentures due July 15, 2006                         961,266                   0
                                                                    ------------        ------------

                                                                    $  5,545,611        $  4,701,722
                                                                    ============        ============

The Company is authorized to issue $7,500,000 of Series 98, 15% Convertible Debentures, due January 15, 2003. The holders of the Series 98 Debentures can convert the principal amount and accrued interest ($1,738,562 at December 31, 2001 and $954,734 at December 31, 2000) into shares of Common Stock at the conversion price of $2.00 per share at any time prior to the maturity date. Series 98 Debentures with an aggregate principal balance of $1,052,000 and $469,000, were sold for cash during the years ended December 31, 2000 and 1999, respectively. Series 98 Debentures with an aggregate principal balance of $22,917 and $644,756 were issued to stockholders during the years ended December 31, 2000 and 1999, respectively, in exchange for 10% notes and related accrued interest due to them by the Company. The Company issued Series 98 Debentures in satisfaction of accounts payable balances in the amount of $427,427 during the year ended December 31, 2000, including $200,000 to the law firm of which a member of the Board of Directors was a partner, and $129,623 to Battelle during the year ended December 31, 1999. As more fully described in Note 6, during 2000, the Company issued a total of $1,000,000 of Series 98 Debentures to the Company's Chief Executive Officer and to the Company's President in partial satisfaction of outstanding deferred compensation balances. See Note 11 for information regarding the conversion of Series 98 Debentures during 2002.

During 2001, the Company halted the sale of the Series 98 Debentures and authorized a new series of Convertible Debentures in the principal amount of $3,000,000. The Series 01, 10% Convertible Debentures mature on July 15, 2006. The holders of the Series 01 Debentures can convert the principal amount and accrued interest ($39,296 at December 31, 2001) into shares of Common Stock at the conversion price of $6.00 per share at any time prior to the maturity date. During 2001, the Company issued $961,266 of Series 01 Debentures ($613,000 for cash, $218,036 in satisfaction of accounts payable balances and $130,230 in satisfaction of net deferred compensation balances due to officer of the Company (see Note 6).

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 4:  CONVERTIBLE DEBENTURES (CONTINUED)

Based on the borrowing rates currently available to the Company for borrowings with similar terms, the fair value of borrowings approximated the book value of such borrowings at December 31, 2001 and 2000.

NOTE 5:  INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109. The Statement provides that the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred taxes. A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2001, 2000 and 1999 were increases of approximately $959,000, $759,000, $447,000, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31:

                                                              2001                2000                  1999
                                                          ------------         ------------         ------------
Net operating loss  carryforwards                         $  3,814,000         $  2,994,000         $  2,454,000
Deferred compensation                                          989,000              850,000              631,000
Capitalized costs                                               78,000               78,000               78,000
Other                                                           36,000               36,000               36,000
                                                          ------------         ------------         ------------
                                                             4,917,000            3,958,000            3,199,000
Valuation allowance - deferred tax assets                   (4,917,000)          (3,958,000)          (3,199,000)
                                                          ------------         ------------         ------------

                                                          $          0         $          0         $          0
                                                          ============         ============         ============

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the year ended December 31:

                                                              2001                2000                  1999
                                                          ------------         ------------         ------------
Computed at statutory rate (34%)                          $   (873,109)        $   (687,433)        $   (408,269)
Increase in taxes resulting from net
  operating loss not recognized                                873,109              687,433              408,269
                                                          ------------         ------------         ------------

Provision for income taxes                                $          0         $          0         $          0
                                                          ============         ============         ============

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 5:  INCOME TAXES (CONTINUED)

The Company has net operating loss carryforwards at December 31, 2001 of approximately $10,000,000 which expire in various amounts during 2003 through 2021.

NOTE 6:  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001, 2000 and 1999, and the Company incurred expenses for support services by Battelle of approximately $55,000, $25,000, and $86,000, respectively. See Note 4 for information concerning other transactions with Battelle.

During the years ended December 31, 2001, 2000 and 1999, the Company advanced an aggregate of $329,018, $201,000 and $175,000 respectively, to officers of the Company. The advances outstanding are due on demand with interest at the average prime rate of a local bank. Interest income on the advances amounted to $13,483, $26,001, and $40,683 for the years ended December 31, 2001, 2000 and 1999, respectively. See Notes 4 and 7 for information concerning Convertible Debentures and other transactions with officers and stockholders.

During 1991, the Board of Directors adopted a resolution specifying amounts of deferred compensation for the Company's Chief Executive Officer and the Company's President for services rendered prior to September 30, 1991. The Board of Directors also approved employment agreements with the officers effective January 1, 1992 specifying minimum levels of compensation and terms of employment. The agreements provide a minimum annual salary of $72,000 to each of the individuals with 10% annual increases until the salary for each individual reaches $175,000. The agreements provide for incentive compensation in addition to the above described salary, not to exceed 50% of such salary determined in accordance with a formula to be established annually in good faith by a committee of the Board of Directors. Any amounts earned as salary and incentive compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the prime rate of a local bank until payment. No incentive compensation was earned during the years ended December 31, 2001, 2000 and 1999. Compensation expense aggregating $19,949, $78,525, and $97,949 was accrued during the years ended December 31, 2001, 2000 and 1999, respectively, pursuant to the interest provisions of the compensation arrangements. The Board resolution provides that amounts due from officers may be offset against accrued deferred compensation.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 6:  RELATED PARTY TRANSACTIONS (CONTINUED)

In addition to the compensation described above, the agreements specify that the Company will provide $250,000 of life insurance, financial planning and tax preparation, annual medical examinations, membership dues in a social or business club and a payment of 2.99 times annual salary should the individuals' employment terminate within one year of a change in control.

During 1998, the Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Senior Vice President of Corporate Technology. The agreement provides for, among other things, basic, incentive and other compensation. The Company leases office space on a month to month basis from a company of which this individual is an officer and stockholder. During 2000, the Board of Directors approved the formation of a Delaware LLC for the purpose of transferring the Company's rights and interests in TIPS. The LLC would be owned 85% by the Company and 15% by the Executive Vice President and Senior Vice President of Technology as the inventor of the technology. As of December 31, 2001, the LLC had not been capitalized by the Company and had no transactions.

On May 23, 2000, the Company issued $1,000,000 of Series 98, 15% Convertible Debentures to officers in partial satisfaction of the outstanding net deferred compensation balance (deferred compensation amount of $1,856,955 less $781,967 of advances to officers and related accrued interest in accordance with the Board resolution) as of that date. On August 31, 2001, the Company issued $130,230 of Series 01, 10% Convertible Debentures to officers in partial satisfaction of the outstanding net deferred compensation balance (deferred compensation amount of $532,098 less $382,454 of advances to officers and related accrued interest in accordance with the Board resolution) as of that date.

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

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 7:  COMMON STOCK (CONTINUED)

The Company's 1997 Stock Option Plan (the "Plan") provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. At December 31, 2001, options for 21,000 shares of Common Stock, which are exercisable one year after the grant date at $2.00 per share, were outstanding under the automatic grant provisions. No other grants under the Plan have been made.

During 1999, the Board of Directors granted a total of 300,000 non-qualified stock options to two officers of the Company. During 2000, the Board of Directors granted a total of 600,000 non-qualified stock options to the officers of the Company and 140,000 non-qualified stock options to other parties, including 120,000 stock options to the law firm of which a member of the Board of Directors was a partner. These stock options are exercisable at $2.00 per share and expire five years from the date of grant. In October 2000, the Board of Directors awarded certain officers, directors and consultants a total of 440,000 non-qualified stock options. The options are exercisable at $7.00 per share, the quoted market price of the Company's Common Stock on the date of grant, and expire five years from the date of grant. During 2001, the Board of Directors awarded certain officers and directors a total of 550,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company's Common Stock on the grant dates ($2.10 and $2.25) and expire five years from the those dates.

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

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 7:  COMMON STOCK (CONTINUED)

Pro forma information regarding net loss and loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant for the period cumulative during the development stage through December 31, 2001 and the years ended December 31, 2001, 2000 and 1999 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 5.70%, 4.58%, 6.22% and 5.75%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company's Common Stock of 60%, and a weighted-average expected life of the options of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the period cumulative during development stage through December 31, 2001 and for the years ended December 31, 2001, 2000 and 1999 follows:

                                           CUMULATIVE                2001                2000                 1999
                                         ---------------       --------------       --------------       --------------
Pro forma:
  Loss from operations                   $   (15,544,000)      $   (2,449,000)      $   (4,001,000)      $   (1,629,000)
  Net loss                                   (17,142,000)          (3,269,000)          (4,536,000)          (1,550,000)
  Loss per common share:
    Loss from operations                 $         (3.99)      $         (.51)      $         (.93)      $         (.40)
    Net loss                                       (4.40)                (.68)               (1.05)                (.38)

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 7:  COMMON STOCK (CONTINUED)

A summary of the Company's stock option activity, and related information follows:

                                                          WEIGHTED
                                                          AVERAGE
                                                          EXERCISE
                                            NUMBER          PRICE        NUMBER
                                          OF SHARES       PER SHARE    EXERCISABLE
                                         -----------      ---------    -----------
Balance at January 1, 1999                    10,000       $ 2.00           5,000
Granted                                      305,000         2.00
                                         -----------       ------

Balance at December 31, 1999                 315,000         2.00         310,000
Granted                                    1,185,000         3.86
                                         -----------       ------

Balance at December 31, 2000               1,500,000         3.47       1,495,000
Granted                                      555,000         2.19
Exercised                                     (4,000)        2.00
                                         -----------       ------

Balance at December 31, 2001               2,051,000       $ 3.12       2,046,000
                                         ===========

The weighted average fair value of options granted during the periods presented above were approximately $347,000, $2,705,000 and $701,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Exercise prices for options outstanding as of December 31, 2001 ranged from $2 to $7. The weighted average remaining contractual life of those options is 3.7 years.

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 7:  COMMON STOCK (CONTINUED)

During 2000, the Company entered into an agreement with an individual, an officer of the Georgia corporation with which the Company has a marketing agreement (see Note 3), which provided for the purchase of $375,000 of the Company's Series 98, 15% Convertible Debentures and the issuance of warrants to purchase 1,000,000 shares of the Company's Common Stock at $2.00 per share. The warrants are exercisable beginning on the date of issuance and ending on September 1, 2002, but with the right to purchase portions of the shares expiring in 125,000 share increments beginning December 1, 2000 and approximately every 3 months thereafter through September 1, 2002. The individual exercised 125,000 warrants for 125,000 shares of the Company's Common Stock during 2000 and 375,000 warrants for 375,000 shares of the Company's Common Stock during 2001. Warrants for 125,000 shares expired under terms of the agreement on December 1, 2001.

During December 2001, the Board of Directors approved the sale to current stockholders of 125,000 shares of the Company's Common Stock at $2.00 per share in order to provide the Company with the funds it would have received if the 125,000 warrants discussed in the preceding paragraph had been exercised as of December 1, 2001 (see Note 11).

At December 31, 2001, there are outstanding warrants for the purchase of 970,191 shares of the Company's Common Stock at $2.00 per share until expiration in various amounts during 2002 through 2004.

At December 31, 2001, approximately 7,200,000 shares of Common Stock were reserved for future issuance under warrant, stock sale and stock option arrangements, the 1997 Stock Option Plan and for conversion of Series 98 and Series 01 Debentures.

NOTE 8:  EMPLOYEE BENEFIT PLANS

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2001, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

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

                                DECEMBER 31, 2001

NOTE 9:  MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue approximately $5,000,000 more of Convertible Debentures if necessary to raise working capital (see Note 4). As more fully described in
Note 7, the Company has an agreement with an individual which can provide $250,000 of working capital on a quarterly basis through September of 2002. Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies and from energy marketing division activities. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management.

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

                            THERMOENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 10:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 2001, the Board of Directors granted a contingent option to a third party to purchase 125,000 shares of the Company's Common Stock at a price of $3.50 per share exercisable within five years from the date of grant. The option is contingent upon the execution of a contract with the City of Atlanta, Georgia to use the Company's Technologies and may not be exercised until such a contract has been executed.

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

At December 31, 2001, the Company had cash in a financial institution that exceeded the limit insured by the Federal Deposit Insurance Corporation.

NOTE 11:  SUBSEQUENT EVENTS

During January and February 2002, the Company sold 58,808 shares of Common Stock at $2.00 per share pursuant to the December 2001 Board of Directors approval for the sale of 125,000 of such shares, as more fully discussed in Note 7.

During February 2002, the Company issued 55,000 shares of Common Stock to a stockholder in exchange for $100,000 of Series 98 Convertible Debentures plus accrued interest.