Form 10QSB
period 2002-03-31
THERMOENERGY CORP
filed 2002-05-14
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to

Commission file number 33-46104-FW

THERMOENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

ARKANSAS (State or other jurisdiction of incorporation or organization)	71-00659511 (IRS Employer Identification No.)

323 Center Street, Suite 1300, Little Rock, Arkansas 72201
(Address of principal executive offices)

(501) 376-6477
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,163,498 shares of common stock as of April 15, 2002.

Transitional Small Business Disclosure Format (Check one): Yes No

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note 1)

ASSETS

Cash – Total Current Assets	$437,894	$557,870

Advances to officers (Note 3)	74,509	101,018

Accrued interest receivable – officers (Note 3)	1,142	880

Property and equipment, at cost:

Equipment, furniture and fixtures	19,809	19,809

Less accumulated depreciation	(19,809)	(19,809)

	–	–

	$513,545	$659,768

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$152,351	$242,248

Accrued interest payable – primarily to related parties	2,010,955	1,777,858

Deferred compensation (Note 3)	98,050	117,010

Total Current Liabilities	2,261,356	2,137,116

Convertible Debentures (Notes 2 and 3)	5,445,611	5,545,611

Total Liabilities	7,706,967	7,682,727

Stockholders’ equity (deficit) (Notes 2 and 3):

Preferred stock, non-voting, $1 par value:

Authorized - 10,000,000 shares; none issued Common Stock, $.001 par value: authorized – 75,000,000 shares; March 31, 2002: issued – 5,226,327 shares; outstanding - 5,142,498 shares; December 31, 2001: issued – 5,041,519 shares; outstanding – 4,957,690 shares	5,226	5,041

Additional paid-in capital	6,910,317	6,540,886

Deficit accumulated during the development stage	(14,108,965)	(13,568,886)

	(7,193,422)	(7,022,959)

	$513,545	$659,768

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development
	Stage Through	Three Months Ended
	March 31,	March 31,
	2002	2002	2001

	(Unaudited)	(Unaudited)

Operating Expenses:

General and administrative	$9,545,354	$215,101	$250,426

Payments under licenses	1,012,266	25,000	25,000

Travel and entertainment	1,714,431	61,241	64,952

	12,272,051	301,342	340,378

Loss From Operations	(12,272,051)	(301,342)	(340,378)

Other Income (Expense) Interest income	231,550	4,360	8,633

Gain on settlement of lawsuit	317,423

Other	49,550

Interest expense	(2,435,370)	(243,097)	(194,545)

	(1,836,847)	(238,737)	(185,912)

Net Loss	$(14,108,898)	$(540,079)	$(526,290)

Basic and Diluted per Common Share (Note 2)
Loss From Operations	$(3.13)	$(0.06)	$(0.08)

Net Loss	$(3.60)	$(0.10)	$(0.12)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2001 and the Three Months Ended
March 31, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, January 1988, (2,205,762 shares at $.08 per share	$2,206	$178,094	$	$180,300

Net loss			(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094	(290,483)	(110,183)

Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695		457,001

Net loss			(338,985)	(338,985)

Balance (deficit), September 30, 1989	2,512	634,789	(629,468)	7,833

Net loss			(255,036)	(255,036)

Balance (deficit), September 30, 1990	2,512	634,789	(884,504)	(247,203)

Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813		70,857

Issuance of stock, May – June 1991 (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219		603,607

Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199		2,200

Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124		8,129

Net loss			(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144	(1,554,683)	(232,589)

Issuance of stock, October — December 1991 (150,925 shares at $1.60 per share)	151	241,329		241,480

Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)		(16,899)

Issuance of stock, public offering, August- September 1992 (344 shares at $16.00 per share)	1	5,499		5,500

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Three Months Ended
March 31, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Net loss	$	$	$(562,751)	$(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)

Issuance of stock, public offering October 1992 - September 1993 (92,785 shares at $16.00 per share)	93	1,484,457		1,484,550

Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997		4,000

Issuance of warrants to stockholder		6,333		6,333

Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares)	6	102,994		103,000

Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991		150,000

Net loss			(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)

Issuance of warrants to stockholders		226,000		226,000

Issuance of stock for exercise of stock options March 1994 (3,750 shares at $1.60 per share)	4	5,996		6,000

Issuance of stock for exercise of warrants by stockholder, August 1994 (3,677 shares at at $13.60 per share)	4	49,997		50,001

Net loss			(767,427)	(767,427)

Balance (deficit), September 30, 1994	3,210	3,578,849	(4,092,782)	(510,723)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Three Months Ended
March 31, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of warrants to stockholders	$	$9,760	$	$9,760

Issuance of stock, May 1995 (6,250 shares at $8.00 per share)	6	49,994		50,000

Issuance of stock for exercise of warrants by stockholder, June 1995 (6,250 shares at $8.00 per share)	6	49,994		50,000

Issuance of stock for expenses, July 1995 (18,750 shares at $8.00 per share)	19	149,981		150,000

Net loss			(896,998)	(896,998)

Balance (deficit), September 30, 1995	3,241	3,838,578	(4,989,780)	(1,147,961)

Issuance of warrants to stockholders		5,340		5,340

Net loss			(551,621)	(551,621)

Balance (deficit), September 30, 1996	3,241	3,843,918	(5,541,401)	(1,694,242)

Issuance of stock, July 1997 (50,000 shares at $2.00 per share	50	99,950		100,000

Conversion of $338,100 of notes payable to stockholders and accrued interest, July 1997 (195,596 shares)	196	390,996		391,192

Net loss			(1,196,036)	(1,196,036)

Balance (deficit), September 30, 1997	3,487	4,334,864	(6,737,437)	(2,399,086)

Net loss			(797,099)	(797,099)

Balance (deficit), September 30, 1998	3,487	4,334,864	(7,534,536)	(3,196,185)

Net loss			(243,660)	(243,660)

Balance (deficit), December 31, 1998	3,487	4,334,864	(7,778,196)	(3,439,845)

Issuance of stock in connection with 10% notes payable to stockholders, January 1999 (67,600 shares at par value)	67		(67)

Conversion of $238,165 of notes payable to stockholders and accrued interest, various months during 1999 (147,602 shares)	148	295,056		295,204

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Three Months Ended
March 31, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock for expenses, August 1999 (181,619 shares at $.16 per share)	$182	$28,877	$	$29,059

Net loss			(1,200,792)	(1,200,792)

Balance (deficit), December 31, 1999	3,884	4,658,797	(8,979,055)	(4,316,374)

Issuance of stock for exercise of warrants by stockholders, various months (130,000 shares at $2.00 per share)	130	259,870		260,000

Conversion of $158,735 of notes payable to stockholders and accrued interest, various months (110,206 shares)	110	220,302		220,412

Issuance of compensatory stock options		190,536		190,536

Net loss			(2,021,863)	(2,021,863)

Balance (deficit), December 31, 2000	4,124	5,329,505	(11,000,918)	(5,667,289)

Issuance of stock for exercise of warrants by stockholders, various months (496,250 shares at $2.00 and 338,637 shares at $.16 per share)	834	1,045,848		1,046,682

Conversion of $117,377 of Convertible Debentures plus interest (82,808 shares at $2.00 per share)	83	165,533		165,616

Net loss			(2,567,968)	(2,567,968)

Balance (deficit), December 31, 2001	5,041	6,540,886	(13,568,886)	(7,022,959)

Issuance of stock, various months 2002 (114,558 shares at $2.00 per share)	115	229,001		229,116

Conversion of $100,000 of Convertible Debentures plus interest, February 2002 (55,000 shares at $2.00 per share)	55	109,945		110,000

Issuance of stock in partial satisfaction of deferred compensation balances with officers, various months 2002, (15,250 shares at $2.00 per share)	15	30,485		30,500

Net loss			(540,079)	(540,079)

Balance (deficit), March 31, 2002	$5,226	$6,910,317	$(14,108,965)	$(7,193,422)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development	Three Months Ended March 31,
	Stage Through
	March 31, 2002	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities:

Net loss	$(14,108,898)	$(540,079)	$(526,290)

Items not requiring (providing) cash:

Depreciation	19,809

Expenses funded by Common Stock issuance	708,338

Other	(123,546)

Changes in:

Advances to officers	(1,371,016)	(44,000)	(92,000)

Other receivables	(139,691)	(1,405)	(3,924)

Accounts payable	927,437	(89,897)	462

Accrued expenses	2,319,582	243,097	195,511

Deferred compensation	2,693,835	83,192	90,541

Net cash used in operating activities	(9,074,150)	(349,092)	(335,700)

Investing activities:

Purchase of fixed assets	(19,808)

Other	314,082

Net cash provided by investing activities	294,274

Financing activities:

Proceeds from issuance of Common Stock and warrants	4,173,360	229,116	286,500

Proceeds from notes payable	1,665,609

Proceeds from Convertible Debentures	3,425,000

Payments on notes payable	(154,609)

Other	108,410

Net cash provided by financing activities	9,217,770	229,116	286,500

Increase (decrease) in cash	437,894	(119,976)	(49,200)

Cash, beginning of period	0	557,870	495,959

Cash, end of period	$437,894	$437,894	$446,759

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements of ThermoEnergy Corporation, an Arkansas corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2002.

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for warrants issued within 12 months of the Company’s initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 3,921,327 shares for the period cumulative since inception through March 31, 2002, 5,502,665 and 4,550,798 shares for the three-month periods ended March 31, 2002 and 2001, respectively.

Warrants to purchase approximately 966,000 shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”) and stock options awarded to officers and others for 2,051,000 shares of Common Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. At March 31, 2002, the Company had issued $4,484,345 of its 15% Convertible Debentures, due January 15, 2003, and $961,266 of its 10% Convertible Debentures, due July 15, 2006. The holders of the debentures can convert the principal amount and accrued interest (15% Debentures — $1,947,957 and 10% Debentures — $62,998 at March 31, 2002) into shares of Common Stock at the conversion price of $2.00 per share for the 15% Debentures and $6.00 per share for the 10% Debentures at any time prior to the maturity date.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE 3: ISSUANCES OF COMMON STOCK

Pursuant to the approval of the Company’s Board of Directors, the Company issued 129,808 shares of Common Stock during the quarter ended March 31, 2002 (114,558 shares to current stockholders for cash at a price of $2.00 per share and 15,250 shares at a price of $2.00 per share in partial satisfaction of deferred compensation balances, net of advances and related accrued interest, to officers). The Company also issued 55,000 shares of Common Stock at a price of $2.00 per share upon conversion during the first quarter of 2002 of $100,000 of the Company’s 15% Convertible Debentures plus accrued interest.

During April 2002, the Company sold an additional 21,000 shares of Common Stock to current stockholders for cash at a price of $2.00 per share.

NOTE 4: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTTERS

The Company has incurred net losses since its inception and will likely require substantial capital to continue commercialization of the Company’s Technologies (as hereinafter defined). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is authorized to issue approximately $5,000,000 more of convertible debentures if necessary to raise working capital. As more fully described in Note 7 of the notes to financial statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company has an agreement with an individual which could provide $250,000 of working capital on a quarterly basis through September 2002. That individual did not exercise a total of 250,000 warrants for Common Stock at a price of $2.00 per share as of the last two expiration dates specified in the agreement (December 1, 2001 and March 1, 2002). The Board of Directors approved the sale of 250,000 shares of Common Stock at a price of $2.00 per share to current stockholders (see Note 3) in order to provide the Company with the funds it would have received if these warrants had been exercised. Management is also actively pursuing commercial contracts to produce fees from projects involving the Technologies and from its Energy Resources Division activities. No revenues were generated by the Energy Resources Division during the three months ended March 31, 2002. The sale of equity securities pursuant to private placement or public offerings is another alternative under consideration by management.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained herein, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and actual future activities, and the Company’s results of operations may be materially different from those set forth in the forward-looking statements. In particular, these include, among other things, statements relating to: (i) the Company’s ability to commercialize its Technologies (as hereinafter defined); (ii) the Company’s ability to establish itself as a broker of energy; (iii) changes in government policy and in legislation and regulation of the waste treatment or energy production industries that adversely affect the Company’s business; (iv) the availability of debt and equity financing on terms that are favorable to the Company; and (v) general economic and market conditions.

Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Business Plan

A description of the business plan of the Company over the next 12 months is described as follows:

Cash Requirements. The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of its Technologies. The exact cash requirements of the Company for the next 12 months are not currently known and will depend on the level of activity required in pursuing commercialization of its Technologies. Reference is made to the financial statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, for past cash requirements. It is unlikely that cash requirements will decrease, and if there is a substantial increase in business activity the cash requirements will likely increase. As disclosed in prior filings, the Company entered into a warrant agreement with Dan Cowart, Atlanta, Georgia, which provided $250,000 of working capital for each of the quarters during the period October 1, 2000 through September 30, 2001 and could have provided $250,000 each quarter during the period October 1, 2001 through September 30, 2002. Mr. Cowart did not exercise his warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock, $0.001 par value per share (the “Common Stock”), at a price of $2.00 per share during the fourth quarter of 2001 and the first quarter of 2002. As more fully discussed in Note 4 of the notes to the financial statements, the Board of Directors approved the sale of 250,000 shares of Common Stock at $2.00 per share to current stockholders in order to provide the Company with the funds it would have received if the warrants discussed above had been exercised.

The Company halted the sale of its Series ‘98 15% Convertible Debentures, which are convertible into shares of the Company’s Common Stock at a price of $2.00 per share, as of June 20, 2001. As of that date the Board of Directors authorized a new series of convertible debentures in the principal amount of $3,000,000, designated Series ‘01. The Series ‘01 Convertible Debentures bear interest at the rate of 10% per annum, mature July 15, 2006 and are convertible into shares of Common Stock at a price of $6.00 per share. The Company will attempt to sell the convertible debentures as necessary to raise working capital to support an increased level of sales and marketing activity. Selling additional stock in a private placement or public offering are other possible alternatives.

Development and Commercialization of Technologies. The Company is the exclusive worldwide licensee (except for STORS in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute (“BMI”). The four BMI licensed technologies address wastewater problems for municipal and broad-based industrial markets. These technologies include two chemical process technologies known as the Sludge-To-Oil Reactor System (“STORS”), and the Nitrogen Removal process known as NitRem. The Company has a hardware technology known as the Dual-Shell Reactor system (“DSR”), in which the STORS and NitRem chemistries are conducted. The fourth BMI licensed technology is the Ammonia Recovery Process (“ARP”), an adsorption process that captures and removes ammonia from concentrated and/or diluted wastewater streams and converts it to ammonia sulfate — a commercial grade fertilizer. STORS, NitRem, ARP and DSR are collectively referred to as the “Water Technologies.” The Company is also the exclusive owner of a newly patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide (CO2) in liquid form for sequestration or beneficial reuse. TIPS and the Water Technologies are collectively referred to herein as the “Technologies.”

In October 2001, the Company formed its Energy Resources Division, located in Denver, Colorado, primarily to work with Tribal Nations to develop a comprehensive energy strategy that will yield high resource value while remaining consistent with Tribal values and community. Through active Tribal partnerships the Company seeks to maximize economic return as the Tribes pursue their energy potential through self-determination and energy sovereignty. The Company represents a diverse resource capacity for the Tribes, including energy policy development, assessing resource valuation, establishing energy partner alliances, and marketing energy resources. In addition, the Company’s overall business strategy includes working with large established public and private energy trading firms as a broker of energy from the Tribes and other sources.

The Company began brokering energy through its Energy Resources Division in February 2002 and is, as of March 15, 2002, trading approximately 6,000 million British Thermal Units (MNBTUs) per day. To date, these brokerage transactions have not had an effect on the Company’s financial statements. The division’s ability to generate positive economic returns relies in large part on its ability to foster and develop relationships with the Tribal Nations as well as certain corporate energy entities, including The Williams Companies, Inc. At present, management believes that the operations of the Energy Resources Division will constitute the Company’s sole source of income from operations during 2002. There can be no assurance that the Company will successfully integrate its Energy Resources Division with its core competencies in the Technologies or that this division will be able to maintain its niche position in brokering energy transactions involving Tribal Nations.

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

Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Water Technologies have been proven commercially viable, none of the Technologies have been implemented on a permanent basis by a municipal or industrial customer. As such, the Company still requires additional investment capital and/or debt financing to continue its operations. The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. Management believes that its collaborative working arrangement with Foster Wheeler Environmental Corporation (“Foster Wheeler”) has been beneficial to the Company, even though it has not produced sales, and that establishing such relationships is the most efficient and effective way to commercialize the Technologies. A key stated goal of the Company has been to successfully complete a full-scale demonstration of the Water Technologies and to form strategic corporate alliances to market the technologies discussed above. The Company has successfully completed demonstrations of the NitRem, STORS, DSR and ARP technologies. The TIPS technology has recently been developed, and the Company is actively pursuing a demonstration of its capabilities. Management plans to utilize these demonstration projects to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factor in implementing the Company’s plan of operations as the Company attempts to commercialize its Technologies.

The Company cannot predict its share of the required capital expenditures for improvements by the wastewater and sludge treatment markets and the energy market, or the acceptability of its Technologies in such markets. The Company’s ability to penetrate these markets depends on 1)

successfully commercializing one or more of its Technologies, 2) fully developing and demonstrating the TIPS technology and 3) fully executing its marketing plan.

Sales or Purchases of Plant and Equipment. The Company currently owns no plants and equipment. Purchases or sales of equipment, if any, will be based on a firm contract from a governmental entity or corporation acquiring equipment for use with one of the Water Technologies. That equipment would be financed in reliance on the credit of the prospective customer.

Results of Operations

For the three months ended March 31, 2002, the Company incurred a net loss of $540,079 compared to $526,290 for the three months ended March 31, 2001. The principal factor for the increase in the net loss between the three-month periods was an increase of approximately 25% in interest expense due to the issuance of $961,261 of the Company’s 10% Convertible Debentures subsequent to March 31, 2001.

General and administrative expenses decreased during the three-month periods ended March 31, 2002, compared to March 31, 2001, due to primarily to advertising costs incurred during the 2001 quarter which were not present in the 2002 quarter.

Liquidity and Capital Resources

During the three-month period ended March 31, 2002, the Company used $349,092 of cash in operations compared to $335,700 in the comparable period of 2001.

During the quarters ended March 31, 2002 and 2001, the Company met its liquidity needs primarily from the issuance of Common Stock for cash. See “Business Plan – Cash Requirements” herein for a discussion of cash requirements for the year ending December 31, 2002.

Management plans to meet the Company’s near-term liquidity needs through additional borrowings principally from shareholders via the issuance of the Company’s Series ‘01, 10% Convertible Debentures, from public or private placement offerings of Common Stock or other equity securities and from contracts for the sale of natural gas production by the Company’s Energy Resources Division. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies. There can be no assurance that the Company will be successful in commercializing the Technologies. The Company’s Energy Resource Division, which was formed during 2001, had not produced any revenues as of March 31, 2002.

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

The Company has historically lacked the financial and other resources necessary to respond to requests for proposals and market the Technologies. Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. For these reasons the Company has entered into agreements with third parties to pursue marketing, development and testing of the Company’s Technologies. The Company believes that establishing such relationships is the most efficient and effective way to commercialize the Technologies. See “Business Plan – Development and Commercialization of Technologies” herein.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Change in Securities.

         See “Notes to the Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” for information concerning the issuance and/or sale of securities by the Company during the quarterly period ended March 31, 2002.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Securities Holders.

         On April 30, 2002, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the “Commission”) in connection with the Company’s 2002 annual meeting of stockholders scheduled to be held on Friday, June 14, 2002, at 10:00 a.m., local time, at the Holiday Inn Select, 5795 Poplar Avenue, Memphis, Tennessee 38119. At the meeting, the Company’s stockholders will be asked to: (i) elect two (2) members to serve on the Company’s Board of Directors until the 2005 annual meeting of the Company’s shareholders and until their respective successors are duly elected and qualified; (ii) ratify the appointment of Kemp & Company as independent auditors of the Company for the fiscal year ending December 31, 2002; and (iii) consider and act upon such other business as may be properly presented to the meeting or any postponement or adjournment thereof. The record date for the determination of the shareholders entitled to notice of, and to vote at, the meeting or any postponement or adjournment thereof, was April 15, 2002.

Item 5. Other Information.

         Information concerning the status of certain matters, including the status of the Technologies and the Company’s strategic relationships, including its relationship with Foster Wheeler, and the establishment of the Company’s Energy Resources Division is included elsewhere in this quarterly report and in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the Commission on March 29, 2002.

Item 6. Exhibits and Report on Form 8-K.

         (a)  None.

         (b)  No reports on Form 8-K were filed during the quarterly period ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2002	THERMOENERGY CORPORATION

/s/ P. L. Montesi

P.L. Montesi, President, Treasurer and Principal Financial Officer