Form 10QSB
period 2002-06-30
THERMOENERGY CORP
filed 2002-08-14
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,799,729 shares of common stock as of July 29, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [x]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$182,935	$557,870
Advances to officers (Note 3)	117,009	101,018
Accrued interest receivable – officers (Note 3)	2,315	880
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$302,259	$659,768

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$188,551	$242,248
Accrued interest payable – primarily to related parties	2,263,004	1,777,858
Deferred compensation (Note 3)	181,271	117,010

Total Current Liabilities	2,632,826	2,137,116
Convertible Debentures (Notes 2 and 3)	5,445,611	5,545,611

Total Liabilities	8,078,437	7,682,727
Stockholders’ equity (deficit) (Notes 2 and 3):
Preferred stock, non-voting, $1 par value:
Authorized – 10,000,000 shares; none issued Common Stock, $.001 par value: authorized – 75,000,000 shares; June 30, 2002: issued – 5,830,758 shares; outstanding – 5,746,929 shares; December 31, 2001: issued – 5,041,519 shares; outstanding – 4,957,690 shares	5,831	5,041
Additional paid-in capital	8,850,677	6,540,886
Deficit accumulated during the development stage	(16,632,686)	(13,568,886)

	(7,776,178)	(7,022,959)

	$302,259	$659,768

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Six Months Ended		Three Months Ended
	Stage Through	June 30,		June 30,
	June 30,
	2002	2002	2001	2002	2001

	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	$9,952,724	$622,471	$669,145	$407,370	$418,719
Payments under licenses	1,037,266	50,000	50,000	25,000	25,000
Travel and entertainment	1,778,819	125,629	143,318	64,388	78,366

	12,768,809	798,100	862,463	496,758	522,085

Loss From Operations	(12,768,809)	(798,100)	(862,463)	(496,758)	(522,085)

Other Income (Expense)
Interest income	234,601	7,411	17,538	3,051	8,905
Gain on settlement of lawsuit	317,423	—	—	—	—
Other	49,550	—	—	—	—
Interest expense	(2,687,419)	(495,146)	(398,960)	(252,049)	(204,415)

	(2,085,845)	(487,735)	(381,422)	(248,998)	(195,510)

Net Loss	$(14,854,654)	$(1,285,835)	$(1,243,885)	$(745,756)	$(717,595)

Basic and Diluted per Common Share (Note 2)
Loss From Operations	$(2.86)	$(0.13)	$(0.17)	$(0.08)	$(0.10)
Net Loss	$(3.32)	$(0.21)	$(0.24)	$(0.12)	$(0.14)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2001 and the Six Months Ended
June 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, January 1988, (2,205,762 shares at $.08 per share)	$2,206	$178,094	$—	$180,300
Net loss	—	—	(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094	(290,483)	(110,183)
Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695	—	457,001
Net loss	—	—	(338,985)	(338,985)

Balance (deficit), September 30, 1989	2,512	634,789	(629,468)	7,833
Net loss	—	—	(255,036)	(255,036)

Balance (deficit), September 30, 1990	2,512	634,789	(884,504)	(247,203)
Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813	—	70,857
Issuance of stock, May – June 1991 (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219	—	603,607
Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199	—	2,200
Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124	—	8,129
Net loss	—	—	(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144	(1,554,683)	(232,589)
Issuance of stock, October — December 1991 (150,925 shares at $1.60 per share)	151	241,329	—	241,480
Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)	—	(16,899)
Issuance of stock, public offering, August- September 1992 (344 shares at $16.00 per share)	1	5,499	—	5,500
Net loss	$—	$—	$(562,751)	$(562,751)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Six Months Ended
June 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)
Issuance of stock, public offering October 1992 - September 1993 (92,785 shares at $16.00 per share)	93	1,484,457	—	1,484,550
Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997	—	4,000
Issuance of warrants to stockholder	—	6,333	—	6,333
Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares)	6	102,994	—	103,000
Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991	—	150,000
Net loss	—	—	(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)
Issuance of warrants to stockholders	—	226,000	—	226,000
Issuance of stock for exercise of stock options March 1994 (3,750 shares at $1.60 per share)	4	5,996	—	6,000
Issuance of stock for exercise of warrants by stockholder, August 1994 (3,677 shares at at $13.60 per share)	4	49,997	—	50,001
Net loss	—	—	(767,427)	(767,427)

Balance (deficit), September 30, 1994	3,210	3,578,849	(4,092,782)	(510,723)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Six Months Ended
June 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of warrants to stockholders	$—	$9,760	$—	$9,760
Issuance of stock, May 1995 (6,250 shares at $8.00 per share)	6	49,994	—	50,000
Issuance of stock for exercise of warrants by stockholder, June 1995 (6,250 shares at $8.00 per share)	6	49,994	—	50,000
Issuance of stock for expenses, July 1995 (18,750 shares at $8.00 per share)	19	149,981	—	150,000
Net loss	—	—	(896,998)	(896,998)

Balance (deficit), September 30, 1995	3,241	3,838,578	(4,989,780)	(1,147,961)
Issuance of warrants to stockholders	—	5,340	—	5,340
Net loss	—	—	(551,621)	(551,621)

Balance (deficit), September 30, 1996	3,241	3,843,918	(5,541,401)	(1,694,242)
Issuance of stock, July 1997 (50,000 shares at $2.00 per share)	50	99,950	—	100,000
Conversion of $338,100 of notes payable to stockholders and accrued interest, July 1997 (195,596 shares)	196	390,996	—	391,192
Net loss	—	—	(1,196,036)	(1,196,036)

Balance (deficit), September 30, 1997	3,487	4,334,864	(6,737,437)	(2,399,086)
Net loss	—	—	(797,099)	(797,099)

Balance (deficit), September 30, 1998	3,487	4,334,864	(7,534,536)	(3,196,185)
Net loss	—	—	(243,660)	(243,660)

Balance (deficit), December 31, 1998	3,487	4,334,864	(7,778,196)	(3,439,845)
Issuance of stock in connection with 10% notes payable to stockholders, January 1999 (67,600 shares at par value)	67	—	(67)	—
Conversion of $238,165 of notes payable to stockholders and accrued interest, various months during 1999 (147,602 shares)	148	295,056	—	295,204

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Six Months Ended
June 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock for expenses, August 1999 (181,619 shares at $.16 per share)	$182	$28,877	$—	$29,059
Net loss	—	—	(1,200,792)	(1,200,792)

Balance (deficit), December 31, 1999	3,884	4,658,797	(8,979,055)	(4,316,374)
Issuance of stock for exercise of warrants by stockholders, various months (130,000 shares at $2.00 per share)	130	259,870	—	260,000
Conversion of $158,735 of notes payable to stockholders and accrued interest, various months (110,206 shares)	110	220,302	—	220,412
Issuance of compensatory stock options	—	190,536	—	190,536
Net loss	—	—	(2,021,863)	(2,021,863)

Balance (deficit), December 31, 2000	4,124	5,329,505	(11,000,918)	(5,667,289)
Issuance of stock for exercise of warrants by stockholders, various months (496,250 shares at $2.00 and 338,637 shares at $.16 per share)	834	1,045,848	—	1,046,682
Conversion of $117,377 of Convertible Debentures plus interest (82,808 shares at $2.00 per share)	83	165,533	—	165,616
Net loss	—	—	(2,567,968)	(2,567,968)

Balance (deficit), December 31, 2001	5,041	6,540,886	(13,568,886)	(7,022,959)
Issuance of stock, various months 2002 (196,058 shares at $2.00 per share)	197	391,919	—	392,116
Conversion of $100,000 of Convertible Debentures plus interest, February 2002 (55,000 shares at $2.00 per share)	55	109,945	—	110,000
Issuance of stock in partial satisfaction of deferred compensation balances with officers, various months 2002, (15,250 shares at $2.00 per share)	15	30,485	—	30,500
Issuance of stock for 10% stock dividend, June 2002 (522,931 shares at $3.40 per share)	523	1,777,442	(1,777,965)	—
Net loss	—	—	(1,285,835)	(1,285,835)

Balance (deficit), June 30, 2002	$5,831	$8,850,677	$(16,632,686)	$(7,776,178)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development	Six Months Ended June 30,
	Stage Through
	June 30, 2002	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(14,854,654)	$(1,285,835)	$(1,243,885)
Items not requiring (providing) cash:
Depreciation	19,809	—	—
Expenses funded by Common Stock issuance	708,338	—	75,000
Other	(123,546)	—	—
Changes in:
Advances to officers	(1,413,516)	(86,500)	(188,000)
Other receivables	(140,864)	(2,578)	(8,902)
Accounts payable	963,637	(53,697)	49,485
Accrued expenses	2,571,631	495,146	400,098
Deferred compensation	2,777,056	166,413	191,940

Net cash used in operating activities	(9,492,109)	(767,051)	(724,264)

Investing activities:
Purchase of fixed assets	(19,808)	—	—
Other	314,082	—	—

Net cash provided by investing activities	294,274	—	—

Financing activities:
Proceeds from issuance of Common Stock and warrants	4,336,360	392,116	616,182
Proceeds from notes payable	1,665,609	—	—
Proceeds from Convertible Debentures	3,425,000	—	—
Payments on notes payable	(154,609)	—	—
Other	108,410	—	—

Net cash provided by financing activities	9,380,770	392,116	616,182

Increase (decrease) in cash	182,935	(374,935)	(108,082)
Cash, beginning of period	0	557,870	495,959

Cash, end of period	$182,935	$182,935	$387,877

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Certain amounts in the 2001 financial statements have been reclassified to conform to the reporting format used for the 2002 financial statements.

NOTE 2:   LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period, adjusted for warrants issued within twelve months of the Company’s initial public offering filing date (February 27, 1992) which are treated as outstanding for all periods presented. Average shares outstanding and all per share amounts included in the accompanying financial statements are based on the increased number of shares giving retroactive effect to the 10% Common Stock (as hereinafter defined) dividend declared by the Company’s Board of Directors on May 21, 2002 and paid on or about June 21, 2002 (see Note 3). The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,468,301 shares for the period cumulative since inception through June 30, 2002, 6,102,486 and 5,151,699 shares for the six-month periods ended June 30, 2002 and 2001, respectively, and 6,178,530 and 5,234,295 shares for the three-month periods ended June 30, 2002 and 2001, respectively.

Warrants to purchase shares of Common Stock and stock options awarded to officers and others were not included in the computation of diluted loss per share since the effect would be antidilutive.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE 3:   COMMON STOCK

Pursuant to the approval of the Company’s Board of Directors (see Note 4), the Company issued 211,308 shares of Common Stock during the six-month period ended June 30, 2002 (196,058 shares to current stockholders for cash at $2.00 per share and 15,250 shares at $2.00 per share in partial satisfaction of deferred compensation balances, net of advances and related accrued interest, with officers). The Company also issued 55,000 shares of Common Stock at $2.00 per share upon conversion during the first quarter of 2002 of $100,000 of the Company’s 15% Convertible Debentures plus accrued interest. During July 2002, the Company sold an additional 52,800 shares of Common Stock to current stockholders for cash at $2.00 per share.

On May 21, 2002, the Company’s Board of Directors declared a 10% Common Stock dividend to shareholders of record as of the close of business on June 10, 2002. The dividend, issued on or about June 21, 2002, was charged to retained earnings (deficit) in the aggregate amount of $1,777,965, which is based on the closing price of $3.40 per share of Common Stock on the dividend declaration date. Average shares outstanding and all per share amounts included in the accompanying financial statements are based on the increased number of shares giving retroactive effect to the stock dividend.

NOTE 4:   MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company’s Technologies (as hereinafter defined). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions for the near-term. The Company is authorized to issue approximately $5,000,000 more of Convertible Debentures if necessary to raise working capital. As more fully described in Note 7 of Notes to Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company has an agreement with an individual which could provide $250,000 of working capital on a quarterly basis through September of 2002. That individual did not exercise a total of 375,000 warrants for Common Stock at $2.00 per share as of the last three expiration dates specified in the agreement (December 1, 2001, March 1, 2002 and June 1, 2002). The Board of Directors approved the sale of 375,000 shares of Common Stock at $2.00 per share to current stockholders in order to provide the Company with the funds it would have received if the warrants discussed above had been exercised. Management is also actively pursuing commercial contracts to produce fees from projects involving the Technologies and from its Energy Resources Division (“Energy Resources Division”) activities. No revenues were generated by the Energy Resources Division during the six months ended June 30, 2002. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management (see Note 5).

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE 4:   MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (continued)

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Company’s technologies. The Company has entered into agreements with third parties in order to pursue this business strategy.

NOTE 5:   COMMITMENT

During June 2002, the Company signed a letter of intent with Shenzhen Fuhaoheng Investment Co. LTD, a Chinese corporation, to form a joint venture company to design, construct and operate wastewater treatment plants within the People’s Republic of China.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained herein, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and actual future activities, and the Company’s results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to the risks and uncertainties associated with statements relating to: (i) the Company’s ability to commercialize its Technologies (as hereinafter defined); (ii) the Company’s ability to establish itself as a broker of energy; (iii) changes in government policy and in legislation and regulation of the waste treatment or energy production industries that adversely affect the Company’s business; (iv) the availability of debt and equity financing on terms that are favorable to the Company; and (v) general economic and market conditions.

Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2001 Form 10-KSB.

Business Plan

A description of the business plan of the Company over the next 12 months is described as follows:

Cash Requirements. The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of its Technologies. The exact cash requirements of the Company for the next 12 months are not currently known and will depend on the level of activity required in pursuing commercialization of its Technologies. Reference is made to the financial statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, for past cash requirements. It is unlikely that cash requirements will decrease, and if there is a substantial increase in business activity the cash requirements will likely increase. As disclosed in prior filings, the Company entered into a warrant agreement with Dan Cowart, Atlanta, Georgia, which provided $250,000 of working capital for each of the quarters during the period October 1, 2000 through September 30, 2001 and could have provided $250,000 each quarter during the period October 1, 2001 through September 30, 2002. Mr. Cowart did not exercise his warrants to purchase an aggregate of 375,000 shares of the Company’s Common Stock, $0.001 par value per share (the “Common Stock”), at a price of $2.00 per share during the fourth quarter of 2001, first quarter of 2002 and second quarter of 2002. As more fully discussed in Note 4 of the notes to the financial statements, the Board of Directors approved the sale of 375,000 shares of Common Stock at $2.00 per share to current stockholders in order to provide the Company with the funds it would have received if the warrants discussed above had been exercised.

The Company halted the sale of its Series ‘98 15% Convertible Debentures, which are convertible into shares of the Company’s Common Stock at a price of $2.00 per share (subject to adjustment as a result of the Company’s Common Stock dividend), as of June 20, 2001. As of that date, the Board of Directors authorized a new series of convertible debentures in the principal amount of $3,000,000, designated Series ‘01. The Series ‘01 Convertible Debentures bear interest at the rate of 10% per annum, mature July 15, 2006 and are convertible into shares of Common Stock at a price of $6.00 per share (subject to adjustment as a result of the Company’s Common Stock dividend). The Company will attempt to sell the convertible debentures as necessary to raise working capital to support an increased level of sales and marketing activity. Selling additional stock in a private placement or public offering are other possible alternatives. In connection with its effort to raise additional capital, the Company has engaged a financial advisor.

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

The Company began brokering energy through its Energy Resources Division in February 2002 and is, as of June 30, 2002, trading approximately 320,144 million British Thermal Units (MNBTUs) per day. These brokerage transactions had not produced any revenues for the Company as of June 30, 2002. The division’s ability to generate positive economic returns relies in large part on its ability to foster and develop relationships with the Tribal Nations as well as certain corporate energy entities, including Williams Energy Marketing and Trading Company, a division of The Williams Companies, Inc. To date, the Company has brokered energy transactions between The Williams Companies, Inc. and Red Willow Production Company and Red Cedar Gathering Company. At present, management believes that the operations of the Energy Resources Division will constitute the Company’s sole source of income from operations during 2002, although the amount, if any, and timing of such revenue cannot be accurately predicted at this time. However, the revenue generating ability of the Energy Resources Division could be affected by the success of the energy trading industry as a whole, including the financial health of The Williams Companies, Inc. There can be no assurance that the Company will successfully integrate its Energy Resources Division with its core competencies in the Technologies or that this division will be able to maintain its niche position in brokering energy transactions involving Tribal Nations. There can also be no assurance that the Energy Resources Division will realize any income.

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

On June 19, 2002, the Company announced that it has signed a Letter of Intent with Shenzhen Fuhaoheng Investment Co., LTD, a Chinese corporation, to form a joint venture company to design, construct and operate wastewater treatment plants within the People’s Republic of China using the Technologies. If the joint venture is formed, its first project will be a commercial scale pilot plant located in Shenzhen, PRC. Assuming that the pilot project performs as is expected, the joint venture plans to pursue commercial, municipal and industrial wastewater treatment projects throughout China. There can be no assurance, however, that the joint venture will be formed or that the pilot project will be successful. There can be no assurance that the Company will be successful in continuing to acquire such strategic partners or that any such strategic relationship will ultimately succeed in marketing and/or commercializing the Technologies.

Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Water Technologies have been proven commercially viable, none of the Technologies have been implemented on a permanent basis by a municipal or industrial customer. As such, the Company still requires additional investment capital and/or debt financing to continue its operations. The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. Management believes that its collaborative working arrangements are the most efficient and effective way to commercialize the Technologies. A key stated goal of the Company has been to successfully complete a full-scale demonstration of the Water Technologies and to form strategic corporate alliances to market the technologies discussed above. The Company has successfully completed demonstrations of the NitRem, STORS, DSR and ARP technologies. The TIPS technology has recently been developed, and the Company is actively pursuing a demonstration of its capabilities. Management plans to utilize these demonstration projects to expand the visibility of the Company in the municipal, industrial, Department of Defense and Department of Energy markets. These successful demonstration projects are the single most important business factor in implementing the Company’s plan of operations as the Company attempts to commercialize its Technologies.

The Company cannot predict the required capital expenditures for the Company’s participation into the wastewater and sludge treatment markets and the energy market, or the acceptability of its Technologies in such markets. The Company’s ability to penetrate these markets depends on 1) successfully commercializing one or more of its Technologies, 2) fully developing and demonstrating the TIPS technology and 3) fully executing its marketing plan.

Sales or Purchases of Plant and Equipment. The Company currently owns no plants and equipment. Purchases or sales of equipment, if any, will be based on a firm contract from a governmental entity or corporation acquiring equipment for use with one of the Water Technologies. That equipment would be financed in reliance on the credit of the prospective customer.

Results of Operations

For the six months ended June 30, 2002, the Company incurred a net loss of $1,285,835 compared to $1,243,885 for the six months ended June 30, 2001. For the three months ended June 30, 2002, the Company incurred a net loss of $745,756 compared to $717,595 for the three months ended June 30, 2001. The principal factor for the increase in the net loss between the six and three-month periods was an increase of approximately 25% in interest expense due to the issuance of $961,261 of the Company’s 10% Convertible Debentures subsequent to June 30, 2001.

General and administrative expenses decreased during the six-month periods ended June 30, 2002, compared to June 30, 2001, due to primarily to advertising costs incurred during the first quarter of 2001 which were not present in the 2002 quarter.

Liquidity and Capital Resources

During the six-month period ended June 30, 2002, the Company used $767,051 of cash in operations compared to $724,264 in the comparable period of 2001.

During the periods ended June 30, 2002 and 2001, the Company met its liquidity needs primarily from the issuance of Common Stock for cash. See “Business Plan – Cash Requirements” herein for a discussion of cash requirements for the year ending December 31, 2002.

Management plans to meet the Company’s near-term liquidity needs through additional borrowings principally from shareholders via the issuance of the Company’s Series ‘01, 10% Convertible Debentures, from public or private placement offerings of Common Stock or other equity securities and from contracts for the sale of natural gas production by the Company’s Energy Resources Division. Management plans to meet long-term liquidity needs primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies. There can be no assurance that the Company will be successful in commercializing the Technologies. The Company’s Energy Resource Division, which was formed during 2001, had not produced any revenues as of June 30, 2002.

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

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Change in Securities.

     On May 21, 2002, the Company’s Board of Directors declared a 10% Common Stock dividend to shareholders of record of its Common Stock as of the close of business on June 10, 2002. The Company issued an aggregate of 522,931 shares in connection with the dividend on or about June 21, 2002. The dividend was charged to retained earnings (deficit) in the aggregate amount of $1,777,965, which is based on the closing price of $3.40 per share of Common Stock on the declaration date.

     See the Notes to the Financial Statements and “Management’s Discussion and Analysis or Plan of Operation” for additional information concerning the issuance and/or sale of securities by the Company during the quarterly period ended June 30, 2002.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     The Company’s 2002 Annual Meeting of Shareholders was held on June 14, 2002. A total of 4,079,269 shares of the Company’s common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by shareholders either present in person or by proxy. At such meeting the shareholders elected P.L. Montesi and Jerald H. Sklar to the Company’s board of directors to serve three-year terms until the 2005 Annual Shareholders Meeting and ratified the board of directors’ selection of Kemp & Company as the Company’s independent auditors for the 2002 fiscal year.

Item 5.   Other Information.

Information concerning the status of certain matters, including the status of the Technologies and the Company’s strategic relationships, including its relationship with Shenzhen Fuhaoheng Investment Co., LTD, and the establishment of the Company’s Energy Resources Division is included elsewhere in this quarterly report and/or in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Commission on March 29, 2002.

Item 6.   Exhibits and Report on Form 8-K.

(a)	The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	Description of Exhibits

10.1	Letter of Intent, dated as of June 15, 2002 by and among the Company and Shenzhen Fuhaoheng Investment Co., LTD, a Chinese corporation, to form a joint venture company to design, construct and operate wastewater treatment plants within the People’s Republic of China

99.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K were filed during the quarterly period ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002	THERMOENERGY CORPORATION

/s/ P.L. Montesi
P.L. Montesi, President, Treasurer and Principal Financial Officer