Form 10QSB
period 2002-09-30
THERMOENERGY CORP
filed 2002-11-14
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,900,772 shares of common stock as of November 8, 2002.

Transitional Small Business Disclosure Format (Check one):   Yes [   ]      No [x]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$102,659	$557,870
Advances to officers (Note 3)	—	101,018
Accrued interest receivable – officers (Note 3)	—	880
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$102,659	$659,768

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Debentures – current maturities (Notes 2, 3 and 4)	$4,484,345	$—
Accounts payable	220,721	242,248
Accrued interest payable – primarily to related parties (Notes 2 and 4)	2,526,906	1,777,858
Deferred compensation (Note 3)	—	117,010

Total Current Liabilities	7,231,972	2,137,116
Convertible Debentures, less current maturities (Notes 2, 3 and 4)	961,266	5,545,611

Total Liabilities	8,193,238	7,682,727
Stockholders’ equity (deficit) (Notes 2, 3 and 4):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value: authorized – 75,000,000 shares; September 30, 2002: issued – 5,984,601 shares; outstanding - 5,900,772 shares; December 31, 2001: issued – 5,041,519 shares; outstanding – 4,957,690 shares	5,985	5,041
Additional paid-in capital	9,158,209	6,540,886
Deficit accumulated during the development stage	(17,254,773)	(13,568,886)

	(8,090,579)	(7,022,959)

	$102,659	$659,768

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development
	Stage Through	Nine Months Ended		Three Months Ended
	September 30,	September 30,		September 30,
	2002	2002	2001	2002	2001

	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	$10,224,522	$904,293	$899,472	$281,822	$230,327
Payments under licenses	1,062,266	75,000	75,000	25,000	25,000
Travel and entertainment	1,842,350	189,160	217,167	63,531	73,849

	13,129,138	1,168,453	1,191,639	370,353	329,176

Loss From Operations	(13,129,138)	(1,168,453)	(1,191,639)	(370,353)	(329,176)

Other Income (Expense)
Interest income	236,745	9,555	25,379	2,144	7,841
Gain on settlement of lawsuit	317,423	—	—	—	—
Other	49,550	10,024	—	10,024	—
Interest expense	(2,951,321)	(759,048)	(608,589)	(263,902)	(209,629)

	(2,347,603)	(739,469)	(583,210)	(251,734)	(201,788)

Net Loss	$(15,476,741)	$(1,907,922)	$(1,774,849)	$(622,087)	$(530,964)

Basic and Diluted per Common Share (Note 2)
Loss From Operations	$(3.00)	$(0.21)	$(0.23)	$(0.06)	$(0.06)
Net Loss	$(3.54)	$(0.34)	$(0.35)	$(0.11)	$(0.10)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2001 and the Nine Months Ended
September 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, January 1988, (2,205,762 shares at $.08 per share	$2,206	$178,094	$—	$180,300
Net loss	—	—	(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094	(290,483)	(110,183)
Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695	—	457,001
Net loss	—	—	(338,985)	(338,985)

Balance (deficit), September 30, 1989	2,512	634,789	(629,468)	7,833
Net loss	—	—	(255,036)	(255,036)

Balance (deficit), September 30, 1990	2,512	634,789	(884,504)	(247,203)
Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813	—	70,857
Issuance of stock, May – June 1991 (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219	—	603,607
Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199	—	2,200
Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124	—	8,129
Net loss	—	—	(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144	(1,554,683)	(232,589)
Issuance of stock, October — December 1991 (150,925 shares at $1.60 per share)	151	241,329	—	241,480
Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)	—	(16,899)
Issuance of stock, public offering, August — September 1992 (344 shares at $16.00 per share)	1	5,499	—	5,500

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2001 and the Nine Months Ended
September 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Net loss	$—	$—	$(562,751)	$(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)
Issuance of stock, public offering October 1992 - September 1993 (92,785 shares at $16.00 per share)	93	1,484,457	—	1,484,550
Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997	—	4,000
Issuance of warrants to stockholder	—	6,333	—	6,333
Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares)	6	102,994	—	103,000
Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991	—	150,000
Net loss	—	—	(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)
Issuance of warrants to stockholders	—	226,000	—	226,000
Issuance of stock for exercise of stock options March 1994 (3,750 shares at $1.60 per share)	4	5,996	—	6,000
Issuance of stock for exercise of warrants by stockholder, August 1994 (3,677 shares at at $13.60 per share)	4	49,997	—	50,001
Net loss	—	—	(767,427)	(767,427)

Balance (deficit), September 30, 1994	3,210	3,578,849	(4,092,782)	(510,723)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Nine Months Ended
September 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of warrants to stockholders	$—	$9,760	$—	$9,760
Issuance of stock, May 1995 (6,250 shares at $8.00 per share)	6	49,994	—	50,000
Issuance of stock for exercise of warrants by stockholder, June 1995 (6,250 shares at $8.00 per share)	6	49,994	—	50,000
Issuance of stock for expenses, July 1995 (18,750 shares at $8.00 per share)	19	149,981	—	150,000
Net loss	—	—	(896,998)	(896,998)

Balance (deficit), September 30, 1995	3,241	3,838,578	(4,989,780)	(1,147,961)
Issuance of warrants to stockholders	—	5,340	—	5,340
Net loss	—	—	(551,621)	(551,621)

Balance (deficit), September 30, 1996	3,241	3,843,918	(5,541,401)	(1,694,242)
Issuance of stock, July 1997 (50,000 shares at $2.00 per share	50	99,950	—	100,000
Conversion of $338,100 of notes payable to stockholders and accrued interest, July 1997 (195,596 shares)	196	390,996	—	391,192
Net loss	—	—	(1,196,036)	(1,196,036)

Balance (deficit), September 30, 1997	3,487	4,334,864	(6,737,437)	(2,399,086)
Net loss	—	—	(797,099)	(797,099)

Balance (deficit), September 30, 1998	3,487	4,334,864	(7,534,536)	(3,196,185)
Net loss	—	—	(243,660)	(243,660)

Balance (deficit), December 31, 1998	3,487	4,334,864	(7,778,196)	(3,439,845)
Issuance of stock in connection with 10% notes payable to stockholders, January 1999 (67,600 shares at par value)	67	—	(67)	—
Conversion of $238,165 of notes payable to stockholders and accrued interest, various months during 1999 (147,602 shares)	148	295,056	—	295,204

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2001 and the Nine Months Ended
September 30, 2002 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock for expenses, August 1999 (181,619 shares at $.16 per share)	$182	$28,877	$	$29,059
Net loss	—	—	(1,200,792)	(1,200,792)

Balance (deficit), December 31, 1999	3,884	4,658,797	(8,979,055)	(4,316,374)
Issuance of stock for exercise of warrants by stockholders, various months (130,000 shares at $2.00 per share)	130	259,870	—	260,000
Conversion of $158,735 of notes payable to stockholders and accrued interest, various months (110,206 shares)	110	220,302	—	220,412
Issuance of compensatory stock options	—	190,536	—	190,536
Net loss	—	—	(2,021,863)	(2,021,863)

Balance (deficit), December 31, 2000	4,124	5,329,505	(11,000,918)	(5,667,289)
Issuance of stock for exercise of warrants by stockholders, various months (496,250 shares at $2.00 and 338,637 shares at $.16 per share)	834	1,045,848	—	1,046,682
Conversion of $117,377 of Convertible Debentures plus interest (82,808 shares at $2.00 per share)	83	165,533	—	165,616
Net loss	—	—	(2,567,968)	(2,567,968)

Balance (deficit), December 31, 2001	5,041	6,540,886	(13,568,886)	(7,022,959)
Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	283	564,433	—	564,716
Conversion of $100,000 of Convertible Debentures plus interest, February 2002 (55,000 shares at $2.00 per share)	55	109,945	—	110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503	—	165,586
Issuance of stock for 10% stock dividend, June 2002 (522,931 shares at $3.40 per share)	523	1,777,442	(1,777,965)	—
Net loss	—	—	(1,907,922)	(1,907,922)

Balance (deficit), September 30, 2002	$5,985	$9,158,209	$(17,254,773)	$(8,090,579)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development
	Stage Through	Nine Months Ended September 30,
	September 30, 2002	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(15,476,741)	$(1,907,922)	$(1,774,849)
Items not requiring (providing) cash:
Depreciation	19,809	—	—
Expenses funded by Common Stock issuance	708,338	—	75,000
Other	(123,546)	—	—
Changes in:
Advances to officers	(1,437,516)	(110,500)	(245,018)
Other receivables	(142,468)	(4,182)	(12,604)
Accounts payable	995,807	(21,527)	43,997
Accrued expenses	2,835,533	759,048	627,536
Deferred compensation	2,875,799	265,156	290,513

Net cash used in operating activities	(9,744,985)	(1,019,927)	(995,425)

Investing activities:
Purchase of fixed assets	(19,808)	—	—
Other	314,082	—	—

Net cash provided by investing activities	294,274	—	—

Financing activities:
Proceeds from issuance of Common Stock and warrants	4,508,960	564,716	958,682
Proceeds from notes payable	1,665,609	—	—
Proceeds from Convertible Debentures	3,425,000	—	613,000
Payments on notes payable	(154,609)	—	—
Other	108,410	—	—

Net cash provided by financing activities	9,553,370	564,716	1,571,682

Increase (decrease) in cash	102,659	(455,211)	576,257
Cash, beginning of period	0	557,870	495,959

Cash, end of period	$102,659	$102,659	$1,072,216

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends (see Note 3), reverse stock splits and nominal issuances of Common Stock, warrants and stock options, which occurred within twelve months of the initial public offering filing date (February 27, 1992). The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,373,496 shares for the period cumulative since inception through September 30, 2002, 5,692,656 and 5,134,553 shares for the nine-month periods ended September 30, 2002 and 2001, respectively, and 5,804,056 and 5,357,768 shares for the three-month periods ended September 30, 2002 and 2001, respectively.

Warrants to purchase shares of Common Stock (572,197 shares at $1.82 per share as of September 30, 2002), stock options awarded to officers and others (2,056,000 shares at a weighted average exercise price of $2.84 per share as of September 30, 2002) and the dilutive effect of the Company’s Convertible Debentures (an aggregate principal and accrued interest balance as of September 30, 2002 of $6,899,196 can be converted to the Company’s Common Stock prior to January 15, 2003 at $1.82 per share and an aggregate principal and accrued interest balance as of September 30, 2002 of $1,073,321 can be converted to Common Stock

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE 2: LOSS PER COMMON SHARE (continued)

prior to July 15, 2006 at $5.45 per share) were not included in the computation of diluted loss per share since the effect would be antidilutive.

NOTE 3: COMMON STOCK

Pursuant to the approval of the Company’s Board of Directors (see Note 4), the Company issued 365,151 shares of Common Stock during the nine-month period ended September 30, 2002 (282,358 shares to current stockholders for cash at $2.00 per share and 82,793 shares to the officers of the Company at $2.00 per share in satisfaction of deferred compensation balances, net of advances and related accrued interest). The Company also issued 55,000 shares of Common Stock at $2.00 per share upon conversion during the first quarter of 2002 of $100,000 of the Company’s 15% Convertible Debentures plus accrued interest.

On May 21, 2002, the Company’s Board of Directors declared a 10% Common Stock dividend to shareholders of record as of the close of business on June 10, 2002. The dividend, issued on or about June 21, 2002, was charged to retained earnings (deficit) in the aggregate amount of $1,777,965, which is based on the closing price of $3.40 per share of Common Stock on the declaration date. Average shares outstanding and per share amounts, where appropriate, included in the accompanying financial statements are based on the increased number of shares giving retroactive effect to the stock dividend.

NOTE 4: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTTERS

The Company has incurred net losses since inception and will require substantial capital to continue commercialization of the Company’s Technologies (as hereinafter defined). Furthermore, the Company’s 15% Convertible Debentures, which had an aggregate principal and accrued interest balance of $6,899,196 at September 30, 2002, mature on January 15, 2003. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. As discussed below, management is considering several alternatives for mitigating these conditions.

During 2001 and 2002, the Company generated cash primarily from issuances of Common Stock and 10% Convertible Debentures to related parties. These sources of cash are not presently anticipated, however, to be available or sufficient to fund the Company’s continued operations and development activities. As such, the Company will be required to raise additional equity or debt capital from other sources in the immediate or near-term. Accordingly, management has engaged the services of SBI USA, a member of the Softbank Investment Group (“Softbank”), to assist the Company in obtaining necessary funds to finance the Company’s continued operations

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE 4: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTTERS (continued)

and development activities. In connection with this process, the Company is exploring and has attempted to complete a broad range of alternatives, including, but not limited to, the sale of equity and/or debt securities in either a single transaction or in a series of related transactions. Due to, among other things, the existing trading price of the Common Stock and the Company’s financial condition, the Company has been unsuccessful in completing any such transactions to date. The Company had cash-on-hand of $102,659 and $30,070 as of September 30, 2002 and October 31, 2002, respectively. Accordingly, the Company will likely be required to secure bridge financing in the immediate or near-term to provide the necessary liquidity to enable the Company to raise additional capital through the sale of equity or debt securities in a private or public offering or through other alternatives. To date, the Company has been unable to identify any available sources for such bridge financing. As such, no assurances can be given that such financing will be available to the Company on favorable terms or otherwise or in a timely manner. In addition, no assurance can be given as to when and if any longer-term financings or strategic alternatives will be effected. In the event that no bridge or other longer-term financings or strategic alternatives are effected, there can be no assurance that the Company will remain solvent. Moreover, in the event the Company is unable to obtain financing necessary to fund its continued operations and development activities, the Company will consider various alternatives, including, but not limited to, the sale of assets and/or seeking protection under federal bankruptcy laws.

The Company’s board of directors previously authorized the Company to sell up to 500,000 shares of Common Stock to current stockholders at $2.00 per share to raise working capital. As of September 30, 2002, a total of 365,151 shares (see Note 3) had been issued. Given the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company does not currently believe that it will be able to sell the balance of such shares at $2.00 per share.

Management anticipates that the Company’s 15% Convertible Debentures plus accrued interest due on January 15, 2003, will be settled by conversion by the holders to Common Stock of the Company at a price of $1.82 per share. In the event the holders of a material amount of the 15% Convertible Debentures determine not to convert, the Company does not anticipate that it will have the resources available to pay any amounts outstanding to such holders upon maturity.

Management is also actively pursuing commercial contracts to produce fees from projects involving the Technologies and from its Energy Resources Division’s activities. However, revenues generated from commercial contracts secured subsequent to the date hereof will not provide the necessary resources to offset the Company’s immediate and near-term expected

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE 4: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTTERS (continued)

operating losses. While revenues generated by the Energy Resources Division could be earned during the near-term, no significant revenues were generated by the Energy Resources Division during the nine months ended September 30, 2002 and the Company does not expect revenues from the Energy Resources Division to significantly offset the Company’s operating losses.

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Company’s Technologies. The Company has entered into and is currently seeking additional agreements with third parties in order to pursue this business strategy.

NOTE 5: COMMITMENT

During June 2002, the Company signed a letter of intent with Shenzhen Fuhaoheng Investment Co. LTD, a Chinese corporation, to form a joint venture company to design, construct and operate wastewater treatment plants within the People’s Republic of China. The Company is continuing to negotiate the formation this joint venture, although to date, no joint venture has been formed.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained herein, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and actual future activities, and the Company’s results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are favorable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as hereinafter defined); (iii) the Company’s ability to establish itself as an energy consultant to the Tribal Nations; (iv) changes in government policy and in legislation and regulation of the waste treatment or energy production industries that adversely affect the Company’s business; and (v) general economic and market conditions.

Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the Company’s 2001 Form 10-KSB for the year ended December 31, 2001 as filed with the Commission on March 29, 2002. (“Form 10-KSB”).

Business Plan

A description of the business plan of the Company over the next 12 months is described as follows:

Cash Requirements. The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of its Technologies. The exact cash requirements of the Company for the next 12 months are not currently known and will depend on the level of activity required in pursuing commercialization of its Technologies. Reference is made to the financial statements in the Company’s Form 10-KSB for past cash requirements. It is unlikely that cash requirements will decrease, and if there is a substantial increase in business activity the cash requirements will likely increase. The Company had cash-on-hand of $102,659 and $30,070 as of September 30, 2002 and October 31, 2002, respectively. As more fully described in Note 4 to the financial statements and herein under “Liquidity and Capital Resources”, the Company is seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities. In the event that no such financings or strategic alternatives are effected, there can be no assurance that the Company will remain solvent. Moreover, in the event the Company is unable to obtain financing necessary to fund its continued operations and development activities, the Company will consider various alternatives, including, but not limited to, the sale of assets and/or seeking protection under federal bankruptcy laws.

As disclosed in prior filings, the Company entered into a warrant agreement with Dan Cowart, Atlanta, Georgia, which provided $250,000 of working capital for each of the quarters during the period October 1, 2000 through September 30, 2001 and could have provided $250,000 each quarter during the period October 1, 2001 through September 30, 2002. Mr. Cowart did not exercise his warrants to purchase an aggregate of 500,000 shares of the Company’s Common Stock, $0.001 par value per share (the “Common Stock”), at a price of $2.00 per share during the fourth quarter of 2001, the first quarter of 2002, the second quarter of 2002 and the third quarter of 2002. As more fully discussed in Note 4 to the financial statements, the Board of Directors previously approved the sale of 500,000 shares of Common Stock at $2.00 per share to current stockholders in order to provide the Company with the funds it would have received if the warrants discussed above had been exercised. Given the existing trading price of the Company’s Common Stock and the Company’s financial condition, however, the Company does not currently believe that it will be able to sell the balance of such shares at $2.00 per share.

The Company halted the sale of its Series ‘98 15% Convertible Debentures, which are convertible into shares of the Company’s Common Stock at a price of $1.82 per share (as adjusted for the Company’s Common Stock dividend during 2002), as of June 20, 2001. As of that date, the Board of Directors authorized a new series of convertible debentures in the principal amount of $3,000,000, designated Series ‘01. The Series ‘01 Convertible Debentures bear interest at the rate of 10% per annum, mature July 15, 2006 and are convertible into shares of Common Stock at a price of $5.45 per share, (as adjusted for the Company’s Common Stock dividend during 2002).

Management anticipates that the Company’s 15% Convertible Debentures plus accrued interest due on January 15, 2003, will be settled by conversion by the holders to Common Stock of the Company at a price of $1.82 per share. In the event the holders of a material amount of the 15% Convertible Debentures determine not to convert, the Company does not anticipate that it will have the resources available to pay any amounts outstanding to such holders upon maturity.

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

In October 2001, the Company formed its Energy Resources Division, located in Denver, Colorado, primarily to work with Tribal Nations as a consultant to develop a comprehensive energy strategy consistent with Tribal values and community. In the quarter ended September

30, 2002, the Energy Resources Division generated $10,023.71 in revenue as a result of providing consulting services to the Iowa Indian Tribe. To date, the overall business strategy of the Energy Resources Division has included working with public and private energy trading firms as a broker of energy from the Tribes and other sources. While the Company began brokering energy through its Energy Resources Division in February 2002, the Company has successfully brokered only a minor amount of energy transactions that produced no revenue for the Company. The Company did not broker any energy transactions during the quarter ended September 30, 2002. As a result, the Company is presently reevaluating its immediate and long-term energy brokerage strategy. At present, management believes that the operations of the Energy Resources Division will constitute the Company’s sole source of income from operations during 2002, although the amount and timing of such revenue cannot be accurately predicted at this time. Furthermore, there can be no assurance that the Company will successfully integrate its Energy Resources Division with its core competencies in the Technologies or that this division will be able to maintain its niche position in providing services to Tribal Nations. There can also be no assurance that the Energy Resources Division will realize any material income, and, accordingly, no assurance can be given that the Energy Resources Division will generate any future revenue for the Company in the immediate or near-term, including any additional revenue generated by the provision of consulting services to the Tribal Nations.

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

On June 19, 2002, the Company announced that it had signed a Letter of Intent with Shenzhen Fuhaoheng Investment Co., LTD, a Chinese corporation, to form a joint venture company to design, construct and operate wastewater treatment plants within the People’s Republic of China using the Technologies. The Company is continuing to negotiate the formation of this joint venture, although to date, no joint venture has been formed. If the joint venture is formed, its first project will be a commercial scale pilot plant located in Shenzhen, PRC. Assuming that the pilot project performs as is expected, the joint venture plans to pursue commercial, municipal and industrial wastewater treatment projects throughout China. There can be no assurance, however, that the joint venture will be formed or that the pilot project will be successful. There also can be no assurance that the Company will be successful in continuing to acquire such strategic partners or that any such strategic relationship will ultimately succeed in marketing and/or commercializing the Technologies.

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

The Company cannot predict the required capital expenditures for the Company’s participation into the wastewater and sludge treatment markets and the energy market, or the acceptability of its Technologies in such markets. The Company’s ability to penetrate these markets depends on 1) successfully raising the necessary capital to execute its marketing plan, 2) fully developing and demonstrating the TIPS technology and 3) successfully commercializing one or more of its Technologies.

Sales or Purchases of Plant and Equipment. The Company currently owns no plants and equipment. Purchases or sales of equipment, if any, will be based on a firm contract from a governmental entity or corporation acquiring equipment for use with one of the Technologies. That equipment would be financed in reliance on the credit of the prospective customer.

Results of Operations

For the nine months ended September 30, 2002, the Company incurred a net loss of $1,907,922 compared to $1,774,849 for the nine months ended September 30, 2001. For the three months ended September 30, 2002, the Company incurred a net loss of $622,087 compared to $530,964 for the three months ended September 30, 2001. The principal factor for the increase in the net loss between the nine and three-month periods was an increase of approximately 25% in interest expense due to the timing of the issuance of the Company’s 10% Convertible Debentures during the third quarter of 2001.

General and administrative expenses increased during the three-month periods ended September 30, 2002, compared to September 30, 2001, due primarily to professional fees, including fees paid to Softbank incurred during the third quarter of 2002 which were not present in the 2001 quarter.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2002, the Company used $1,019,927 of cash in operations compared to $995,425 in the comparable period of 2001.

During the periods ended September 30, 2002 and 2001, the Company met its liquidity needs primarily from the issuance of Common Stock or 10% Convertible Debentures for cash. See “Business Plan – Cash Requirements” herein for a discussion of cash requirements for the year ending December 31, 2002.

As more fully described in Note 4 to the financial statements and herein under “Business Plan – Cash Requirements”, the Company is seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs. As more fully discussed in Note 4 to the financial statements, management is seeking the necessary funds to meet the Company’s immediate or near-term liquidity needs through various alternatives, including through the issuance of Common Stock or other equity or debt securities. Due to, among other things, the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company has been unsuccessful in completing any such transactions to date. As such, no assurances can be given that such short-term financing will be available to the Company on favorable terms or otherwise or in a timely manner. The Company is also providing consulting services to Tribal Nations through the Company’s Energy Resources Division, although such services have not produced any significant revenue to date. Accordingly, the Company will likely be required to secure bridge financing in the immediate or near-term to provide the necessary liquidity to enable the Company to raise additional capital through the sale of equity or debt securities or through other alternatives. To date, the Company has been unable to identify any available sources for such bridge financing. As such, no assurances can be given that such financing will be available to the Company on favorable terms or otherwise or in a timely manner. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs, there can be no assurance that the Company will remain solvent.

In addition to the sale of equity and/or debt securities in either a single transaction or in a series of related transactions, management plans to meet the longer-term liquidity needs of the Company primarily from revenues derived from commercial contracts the Company hopes to obtain subsequent to the successful demonstrations of its Technologies. There can be no assurance that the Company will be successful in raising any capital through the sale of its securities or that it will raise sufficient capital, through the sale of securities or otherwise, to commercialize the Technologies. In the event the Company is unable to obtain necessary financing and obtain necessary capital in the near or long-term to fund its continued operations and development activities, the Company will consider various alternatives, including, but not limited to, the sale of assets and/or seeking protection under federal bankruptcy laws.

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

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed within ninety (90) days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Principal Financial Officer believe the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

Information concerning the status of certain matters, including (i) the Company’s immediate and near-term capital and liquidity needs, (ii) the status of the Technologies and the Company’s strategic relationships, (iii) its relationship with Shenzhen Fuhaoheng Investment Co., LTD and (iv) the establishment of the Company’s Energy Resources Division is included elsewhere in this quarterly report and/or in the Company’s Annual Report on Form 10-KSB.

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

     (b)  No reports on Form 8-K were filed during the quarterly period ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	THERMOENERGY CORPORATION

/s/ P.L. Montesi P.L. Montesi, President, Treasurer and Principal Financial Officer

CERTIFICATIONS

CERTIFICATION OF THE CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis C. Cossey, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of ThermoEnergy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date,”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dennis C. Cossey Dennis C. Cossey Chief Executive Officer

CERTIFICATION OF THE CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, P. L. Montesi, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of ThermoEnergy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date,”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ P. L. Montesi P. L. Montesi President, Treasurer and Principal Financial Officer