Form 10KSB
period 2002-12-31
THERMOENERGY CORP
filed 2003-04-25
CIK 884504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File Number 33-46104-FW

THERMOENERGY CORPORATION

(EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Arkansas	71-00659511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

323 Center Street, Suite 1300
Little Rock, Arkansas 72201

(Address of principal executive offices including zip code)

Issuer’s telephone number, including area code:
(501) 376-6477

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered

Common Stock	OTC Bulletin Board

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

     The issuer’s revenues for its fiscal year ended December 31, 2002 were $19,813.

     The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 31, 2003, was approximately $3,400,000. The aggregate market value was computed by taking the product of 4,285,243 shares of common stock held by non-affiliates and $0.80, the average bid and asked price of the common stock on March 31, 2003.

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of March 31, 2003, there were 5,950,772 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):     Yes ☐     No ☒

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview
Technologies
Business Objectives and Strategy
Background
Recent Developments
New Patents
License Payments to BMI
Employees
Competition
Government Regulation
Risk Factors
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Holders
Market Information
Dividends
Recent Sales of Unregistered Securities
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
General
Strategic Corporate Relationships
Plan of Operation
Results of Operations
Liquidity and Capital Resources
Quarterly Financial Data
Net Operating Losses
Impact of Inflation
Quantitative and Qualitative Disclosures About Market Risk
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
Reports on Form 8-K
ITEM 14. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Changes in Internal Controls
SIGNATURES
EX-3.1.1 ARTICLES OF AMENDMENT
EX-10.40 FORM OF CONVERTIBLE DEBENTURE
EX-21.1 SUBSIDIARIES OF THE ISSUER
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

Cautionary Statement Regarding Forward-Looking Information	1
PART I
Item 1. Description of Business	2
Overview	2
Technologies	2
Business Objectives and Strategy	4
Background	5
Recent Developments	6
New Patents	7
License Payments to BMI	7
Employees	8
Competition	8
Government Regulation	8
Risk Factors	9
Item 2. Description of Property	11
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	11
PART II
Item 5. Market for Common Equity and Related Stockholder Matters	12
Holders	12
Market Information	12
Dividends	13
Recent Sales of Unregistered Securities	13
Item 6. Management’s Discussion and Analysis or Plan of Operation	13
General	13
Strategic Corporate Relationships	13
Plan of Operations	14
Results of Operations	16
Liquidity and Capital Resources	17
Quarterly Financial Data	18
Net Operating Losses	18
Impact of Inflation	19
Quantitative and Qualitative Disclosures About Market Risk	19
Item 7. Financial Statements	19
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	19
PART III
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	19
Item 10. Executive Compensation	19

i

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 12. Certain Relationships and Related Transactions	20
Item 13. Exhibits and Reports on Form 8-K	21
Exhibits	21
Reports on Form 8-K	23
Item 14. Controls and Procedures	23
Evaluation of Disclosure, Controls and Procedures	23
Changes in Internal Controls	24
Signatures	25
Appendix — Financial Statements	F-1

ii

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

     This annual report on Form 10-KSB contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give ThermoEnergy Corporation’s, an Arkansas corporation (the “Company”), current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities, and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

     Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Description of Business — Risk Factors.”

     The Company undertakes no obligation to publicly revise these forward-looking statements occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     ThermoEnergy Corporation, an Arkansas corporation (the “Company”) was incorporated in January 1988, for the purpose of developing and marketing certain environmental technologies. The Company is the exclusive worldwide licensee (except for STORS, as defined below, in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute (“BMI”). The Company also owns the rights to the ThermoFuel Process (“ThermoFuel”), a patent-pending renewable energy process that represents an advance of the Sludge-To-Oil Reactor System (“STORS”). The five technologies are primarily aimed at solving wastewater problems for broad-based municipal and industrial markets. These technologies include four chemical process technologies: STORS, ThermoFuel, the Ammonia Recovery Process (“ARP”), and the Nitrogen Removal Process (“NitRem”). The Company has a hardware technology known as the Dual-Shell Reactor System (“DSR”), in which STORS and NitRem chemical processes are conducted. These five technologies are collectively referred to as the “Water Technologies.”

     The Company is also the exclusive owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide (“CO2”) in liquid form for sequestration or beneficial reuse. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

Technologies

STORS

     STORS is a thermo-chemical process that will convert any biomass (sludge) into either a burnable fuel oil similar to No. 4 diesel fuel or a char with an energy value similar to coal. Management believes that the conversion of biomass produced by municipal wastewater treatment facilities throughout the world represents the single largest market for the STORS technology. Using a $3.0 million federal grant to fund a demonstration of the STORS technology at the City of Colton, California, the Company subcontracted for the fabrication, installation and operation of the demonstration unit with a large engineering firm (the “Colton Demonstration Project”). The demonstration was completed in 2000 and has a processing capacity greater than 75% of existing municipal wastewater plants in the United States. The Environmental Protection Agency (the “EPA”) sponsored and funded the Colton Demonstration Project and deeded the STORS demonstration plant to the City of Colton. The City of Colton requested a preliminary bid from the Company to upgrade the demonstration facility to a full-time commercial plant. The Company and Foster Wheeler (as defined in “Description of Business – Background” below) submitted the requested bid in February 2001 and the City of Colton accepted the bid application. The City of Colton cannot currently fund the upgrade of the demonstration facility to a full-time commercial plant without significant funding from the State of California. While the Company’s application to upgrade the demonstration facility is still pending, due to the current budget constraints in California, the Company does not know if the City of Colton will receive the necessary funding from the State of California to complete the project. Even if the City of Colton receives the funding, there can be no assurance that the Company will be awarded the contract to upgrade the demonstration facility to a full-time commercial plant.

ThermoFuel Process

     The ThermoFuel Process is a renewable energy process that represents an advancement of the STORS process. The Company filed a patent application for ThermoFuel in February 2003. ThermoFuel is similar to STORS in that it is a hydrothermal process that converts wet biomass into a high-energy fuel. However, various proprietary changes were made to the STORS operating parameters during the Colton Demonstration Project that resulted in a fundamental alteration of the underlying chemistry of the STORS technology, resulting in increased process efficiencies and through-put. In addition, ThermoFuel produces a solid fuel that is easier and less costly to handle than the liquid fuel produced by the STORS chemistry, resulting in potentially broader downstream market uses and applications. The primary target markets for ThermoFuel are municipal and industrial wastewater treatment facilities.

NitRem

     NitRem is a hydrothermal process, similar in operation to STORS and ThermoFuel, that converts the nitrogenous compounds present in most industrial discharge streams, such as nitrate, nitrites, amines and ammonia, into nitrogen gas (“N2”), which is a benign gaseous compound comprising 80% of the earth’s air supply. The NitRem technology has application in chemical processing, petroleum refining, petro-chemical, pharmaceutical, textile, food processing, pulp and paper manufacturing, as well as various heavy manufacturing industries. The NitRem technology can also be combined with STORS, ThermoFuel or other process systems to process and treat municipal sewage sludge.

DSR

     DSR is a hardware technology developed by BMI and licensed exclusively to the Company. The STORS and NitRem process chemistries are conducted in patented “reactor-within-a-reactor” equipment. See “Description of Business - Background.”

ARP

     ARP is a patented process designed to recover ammonia from dilute aqueous waste streams. The removed and concentrated ammonia can thereafter be converted into N2 or recovered as a salt, such as ammonium sulfate, packaged and can be sold as a commercial grade fertilizer. ARP’s primary markets are municipal wastewater treatment and the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities.

TIPS

     TIPS converts the energy in any biomass or fossil fuels, such as coal, gas and oil, and integrates that combustion with the efficient production of electricity, the recovery of CO2 in liquid form for sequestration or beneficial reuse and the elimination of air emissions of mercury, acid gases and particulates. In March 2001, ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”), which is owned 85% by the Company and 15% by Alex M. Fassbender, the Company’s Executive Vice President and the inventor of TIPS, was granted U.S. Patent No. 6,196,000 for TIPS. A related international patent application is pending, and the reviewing entity has indicated that all claims of that application meet its criteria for novelty, inventive step and industrial applicability. The Company, as a majority owner of ThermoEnergy Power Systems, is in the process of filing patent applications in Australia, Canada, China, the European Patent Office, India, Mexico, Poland, Romania, the Russian Federation, South Africa and the Ukraine (collectively, the “International Applications”) as provided for by the Patent Cooperation Treaty. ThermoEnergy Power Systems has not been capitalized by the Company and has had no transactions.

     The Company received a Notice of Allowance issued January 14, 2002 for its U.S. patent application entitled “Enhanced Biogas Production from Nitrogen Bearing Feed Stocks” (the “Enhanced Biogas Production”). This is a cost-effective method of processing and treating animal waste from concentrated animal farming operations in which the waste is converted into two saleable commodities: (i) energy in the form of methane; and (ii) ammonium sulfate, a commercial grade fertilizer. This process has been integrated into the ThermoFuel Process and will be used in conjunction with most municipal and industrial wastewater applications that make use of aerobic or anaerobic digestion.

Business Objectives and Strategy

     The Company has previously completed NitRem/DSR, ARP and STORS demonstration projects, each of which was funded either by a program sponsored by the United States government or by entities with which the Company has or had collaborative working relationships. The Company was not required to make capital contributions to any of these demonstration projects and has not received any revenues or generated any income from them, other than reimbursement for certain administrative and operating costs. These demonstration projects have allowed the Company to develop and demonstrate its Technologies without having to finance them itself.

     From a competitive standpoint in the wastewater and sludge treatment markets, the Company believes that the lower capital requirements for ARP, STORS/NitRem or ThermoFuel/ARP wastewater treatment facilities make them an attractive, cost effective option for municipalities and certain industrial applications. The Company historically has targeted the 60 largest municipal wastewater treatment markets in the United States as potential customers, which markets account for approximately 80% of all the sewage sludge generated annually in the United States. In 2002 and 2003, the Company has had direct contact with New York City, Chicago, Los Angeles, Orange County, Inland Empire (CA), San Diego, Washington Area

Wastewater District, Boston, Atlanta and Passaic County (NJ), which are among the 64 largest municipal wastewater treatment markets that the Company has targeted. However, the Company has not been able to secure a contract to commercialize its Water Technologies in any of these targeted markets.

     The NitRem and ARP process systems can be employed in virtually any size municipal wastewater treatment plant, numbering approximately 16,000 in the United States. The Company believes that ThermoFuel, STORS, NitRem and ARP are adaptable for use in foreign wastewater treatment plants. See “Description of Business – Recent Developments,” for a description of a possible foreign joint venture.

     The Company believes all of these markets are suitable privatization candidates in which the Company (in a joint venture with a larger entity unless the Company can obtain project financing) could build, own and operate the wastewater facilities for such a municipality over a contracted period (anticipated by the Company to be 10-20 year contract periods), or enter into an operation contract for municipal owned systems utilizing the Company’s Technologies over a similar time period. The Company would seek to generate revenues and profits from a per-ton tipping fee on the sludge produced by the wastewater plants, as well as the sale of the biofuel or the energy produced by the biofuel to the municipality or local grid.

     The Company is pursuing both government and private support to establish a team of stakeholders to design, build and operate a 20Mw, simple-cycle, gas-fired TIPS plant to demonstrate the TIPS zero air emission concept. If successful, it would be the world’s first zero air emission fossil fuel power plant. The Company has identified several entities that have expressed interest in joining such a program, pending a formal project proposal from the Company. The group includes both public and private corporations, including CANMET (the Canadian Government Energy Research Laboratory), and several laboratories within the U.S. Department of Energy System. However, the Company has not entered into any formal negotiations with any public or private entity to develop this concept.

     Demonstration of the Technologies gives no assurance that the Company will be awarded commercial contracts for such a project. The Company has not earned any commercial contracts on its STORS, ARP or NitRem systems. Even if such contracts are awarded, none of the Technologies have ever been used on a large-scale commercial basis, and there is no assurance that any of the Technologies will perform successfully or profitably on a large-scale commercial basis. There can also be no assurance that any of the Technologies will not be superseded or rendered obsolete by future competing technologies.

Background

     Under the License Agreements with BMI, the Company is required to (i) pay royalties to BMI based on the volume of waste processed through commercialized technologies or the direct sales of DSR equipment; and (ii) meet its requirement under the license agreements with BMI (the “License Agreements”) for Commercialization (as defined below). Pursuant to the License Agreements, BMI continues to reserve rights in the Technologies for research and development purposes. The License Agreements define “commercialization” as the construction and continuous operation of at least one facility with the capacity of 10 dry ton equivalent or 1,000 gallons of liquid per day, including a full-scale demonstration facility. The Company is in compliance with the terms of the various License Agreements, including payment of the minimum royalties. See “Description of Business – License Payments to BMI.”

     In 1998, the Company and Foster Wheeler Environmental Corporation (“Foster Wheeler”), a wholly-owned subsidiary of Foster Wheeler Corporation, formed ThermoEnergy Environmental, LLC, a New Jersey limited liability company (“TENC”). The Company granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural production facilities. The Company agreed that any commercial business derived from the successful demonstration of ARP would be engaged through TENC. In 1998, the capabilities of the ARP technology were demonstrated at New York City’s Staten Island wastewater treatment plant (the “New York City Demonstration”). The purpose of the demonstration was to allow the City of New York to evaluate the Company’s ARP process in comparison to other technologies. Following the New York City Demonstration, the ARP demonstration facility was dismantled and shipped to Colton, California where the system was operated in conjunction with the Colton Demonstration Project. In 2003, Foster Wheeler was acquired by Tetra Tech, Inc. of Pasadena, California (“Tetra Tech”), which has no interest in maintaining TENC. The Company and Tetra Tech have discussed a mutually agreeable dissolution of TENC.

     The Colton Demonstration Project demonstrated that the STORS process is a viable and effective technology for the treatment and volume reduction of municipal sludges. All of the key technologies and equipment of the process provided acceptable performance. Numerous design enhancements were performed to increase the pilot system’s operability.

     Despite the results of the STORS pilot project, the Company has not been able to commercially exploit the process. Equipment, schedule and budget limitations prevented the demonstration of an extended pilot system operation period. In addition, the operating expenses of a commercial plant will be dependent upon many variables specific to a particular location, including existing plant equipment, availability and cost of energy, local labor costs and infrastructure.

     The EPA funded the majority of the Colton Demonstration Project. The Company’s future operations will depend upon its ability to attract adequate capital, so that it may acquire the technical and operational expertise and services required for commercial facilities utilizing the STORS, ThermoFuel, NitRem or ARP technologies.

Recent Developments

Joint Venture with Chinese Company

     In June 2002, the Company signed a letter of intent with Shenzhen Fuhaoheng Investment Co., LTD., a Chinese corporation (“SFIC”), to form a joint venture to design, construct and operate wastewater treatment plants with the People’s Republic of China (“PRC”) using the Technologies (the “Chinese Letter of Intent”). It was contemplated that the Company would contribute its STORS and ARP technology to the venture and that it could acquire, for cash, additional equity for a potential 49% interest. Although the Chinese Letter of Intent expired on December 31, 2002, the Company has maintained communications with SFIC regarding its efforts to obtain funding for any such project.

     If a joint venture is formed as was contemplated in the Chinese Letter of Intent, its first project would be a commercial scale pilot plant located in Shenzhen, PRC. Based upon the pilot project’s performance, it was anticipated that the joint venture would plan to pursue commercial, municipal and industrial wastewater treatment projects throughout China. Since the Chinese Letter of Intent has expired and the Company has not been able to raise the capital for its participation in the contemplated joint venture, there can be no assurance that the Company could ever form a joint venture in China or any other foreign country.

Energy Resources Division

     The Company formed its Energy Resources division, located in Denver, Colorado, in October 2001, primarily to work with Tribal Nations to develop a comprehensive energy strategy. The operations of the Energy Resources Division constituted the Company’s sole source of income during 2002 by generating $10,024, which was significantly less than the related operating expenses. These operating losses, coupled with unfavorable market conditions in 2002, resulted in the Company closing the Energy Resources Division in February 2003.

New Patents

     In February 2003, the Company filed a patent for ThermoFuel. This renewable energy technology improves hydrothermal processing and treatment of municipal and industrial sludges (biosolids). ThermoFuel converts the sludges, under heat and pressure, into a high-energy solid fuel, with Btu values ranging from 9,000 to 10,500 Btu’s per pound. ThermoFuel can be utilized as a stand alone system or combined with the Company’s ARP and/or Enhanced Biogas Production to provide the client with a comprehensive and cost effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids, a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted to energy on-site via a gasification plant or boiler. ThermoFuel would allow wastewater treatment plant operators to control the incoming waste stream entirely on site, with only clean water and saleable commodities leaving the plant .

License Payments to BMI

     Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although no activities were conducted in 2001 or 2002. The Company conducted no research and development activities in 2001 or 2002. Payments under license expenditures for the Company were $100,000, $100,000 and $90,000 for the years ended December 31, 2002, 2001 and 2000, based upon a minimum royalty schedule. The Company expects future annual license payments under the License Agreements will be approximately the same until the Technologies are commercialized.

Employees

     As of April 4, 2003, the Company had three full-time employees with two employees, the Chairman and Chief Executive Officer and the President, Treasurer and Principal Financial Officer located in Little Rock, Arkansas. The third employee, the Executive Vice President of Engineering Technology, is located in Richland, Washington. All of the Company’s employees have entered into agreements with the Company requiring them not to disclose the Company’s proprietary information, assigning to the Company all rights to inventions made during their employment and prohibiting them from competing with the Company. The Company’s employees are not represented by any labor union. The Company believes that relations with its employees are satisfactory.

Competition

     The wastewater treatment and power generation markets utilize technologies that the Company believes are more costly and less effective than the Technologies. A primary barrier to the commercialization of the Technologies is an “industry culture” within the municipal wastewater treatment and power generation markets that causes them to continue to utilize the same process techniques and existing technologies that they have for decades. The industry culture has been resistant to utilizing new and more efficient technologies in wastewater treatment and power generation. The Company believes that, in terms of cost efficiencies and technical advancement, the Technologies represent the most effective and efficient technologies available to the wastewater treatment and power generation industries. Accordingly, it believes that it has no direct competitors with respect to the Technologies. The Company’s principal competitors with respect to the Technologies utilize existing technology in the treatment of wastewater and the production of energy through fossil fuels. Since conventional process technologies within these industries cannot cost-effectively achieve current clean air regulatory requirements, the Company believes that the effectiveness and cost efficiencies of the Technologies will provide future opportunities for commercialization. However, the Company must rely on forming relationships with larger entities with the skills, experience and financial ability to commercialize the Technologies. There can be no assurance that the Company will be able to form alliances with complementary entities and despite the existence of intellectual property protection relating to the Technologies, there can be no assurance that there will not be additional competitors in the future.

Government Regulation

     There are federal, state and local statutes and regulations which implement a range of programs to protect and restore water and air quality. The Company considers that current clean air and clean water regulations generally are favorable to its efforts to commercialize the Technologies and that proposed or recently passed environmental regulations aimed at regulating the treatment of wastewater or the production of energy through fossil fuels would create additional opportunities for the Company to market the Technologies. Federal legislation directed at improving water quality include programs established under the Clean Water Act, the Coastal Zone Management Act, the 1990 and 1996 Farm Bills and the Clean Water and Watershed Restoration Initiative. The regulations established under these plans are intended to improve existing water quality programs. In order to comply with these new regulations, municipal and industrial wastewater treatment facilities are looking to new, more cost-effective methods of achieving these new standards.

     Primarily due to rollbacks of previous Clean Air Act standards (e.g. the EPA’s New Source Review rules) and the tendency of the current administration to push for voluntary rather than regulatory curbs on air emissions, clean air regulations are not creating as strong a regulatory incentive to commercialize the Technologies as the current clean water regulations. The changes brought about by the New Source Review rules might discourage the development of new, more efficient clean air technologies, including TIPS. However, the Company feels that the economic advantages of TIPS compared to existing power plant process technologies could offset the loss of environmental incentives and result in opportunities to commercialize in the United States.

     The Company’s Technologies also could be attractive in the global market place, where some clean water and clean air regulations are more stringent than those in effect in the United States. However, there can be no assurance that more stringent regulatory requirements will result in the Company’s Technologies being used in either the United States or abroad.

Risk Factors

Going Concern

     The independent auditor of the Company, in its report relating to 2002, issued a “going concern” opinion regarding the Company stating that there is a substantial doubt that the Company can continue as a going concern, primarily based on the lack of any significant revenue from operations, the Company’s net losses since inception and the need for substantial capital to continue commercialization of the Technologies.

Need for Additional Capital

     The Company requires substantial additional capital to continue its operations, including its attempts to commercialize its Technologies. The Company has insufficient cash available to meet its current liabilities, including current maturities of debt, accounts payable, license payments and salaries, without regard to anticipated expenses for marketing and attempted commercialization of its Technologies. Its anticipated cash requirements for the next 12 months are approximately $1,200,000 (see “Management’s Discussion and Analysis or Plan of Operation – Plan of Operation”). The Company is seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities. The Company has engaged a financial advisor to assist the Company in raising capital through an equity offering. Although the financial advisor engagement letter solely relates to raising capital through an equity offering, the financial advisor is also assisting and advising management in formulating other strategic alternatives to raise the capital necessary to fund the Company until revenues from a commercial sale are available. Management also is pursuing alternative sources of financing, including the extension of the maturity dates of certain indebtedness. In the event that no such financings or strategic alternatives are effected, the Company will be unable to continue in operation. If the Company is unable to obtain financing necessary to fund its continued operations and development activities, the Company will consider various alternatives, including the sale of or re-licensing of its interests in the Technologies and/or filing a petition under federal bankruptcy laws.

Commercialization of the Technologies

     Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Water Technologies have been proven viable in demonstrations (STORS – Colton Demonstration Project; NitRem – Radford Army Ammunition Plant; and ARP – New York City Demonstration and Colton Demonstration Project), none of the Technologies have been implemented on a permanent basis by a municipal or industrial customer. The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects.

     The Company requires significant capital expenditures for the Company’s participation into the wastewater and sludge treatment markets or the acceptability of its Technologies in such markets. The Company’s ability to penetrate these markets depends on (1) successfully commercializing one or more of its Technologies and (2) fully developing and demonstrating TIPS.

Strategic Corporate Alliances

     Management believes that collaborative working arrangements are the most efficient and effective way for the Company to commercialize the Technologies through demonstrating the efficiency of the Technologies. While successful demonstration projects are important prerequisites to commercializing the Technologies, additional capital is required to exploit the opportunity. If the Company is unable to form strategic corporate alliances, its ability to commercialize the Technologies will be severely diminished.

The Company is Dependent Upon Its Ability to Attract and Retain Key Personnel

     The Company’s success will be dependent in part upon its ability to attract and retain key management and other personnel. The Company will need to add additional skilled personnel to facilitate the development and commercialization of the Technologies. Assuming the Company raises additional capital, there can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business.

Penny Stock Regulation

     Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s securities are subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

Lack of Operating History; Accumulated Deficits

     The Company not secured a commercial contract for any of its Technologies or entered into a strategic relationship with a third party that has the resources to commercially exploit the Technologies. Since inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $18 million. There can be no assurance that the Company will ever be able to successfully implement its Technologies.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company’s principal executive offices are located at 323 Center Street, Suite 1300, Little Rock, Arkansas, where the Company leases approximately 1,200 square feet from an unaffiliated third party under a month-to-month lease. The Company leases approximately 1,400 square feet of space on a month-to-month basis at 3100 George Washington Way, Suite 153 in Richland, Washington from an unaffiliated third party. In the event any of the Company’s leases are not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders

     The Amended and Restated Articles of Incorporation of the Company authorizes capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value (the “Common Stock”) and the Company’s authorized capital stock consists of 10,000,000 shares of Series Preferred Stock, $1.00 par value (the “Preferred Stock”). As of March 31, 2003, the Company had 5,950,772 shares of Common Stock outstanding, with 1,272 stockholders of record of the Common Stock, and no shares of Preferred Stock issued and outstanding.

Market Information

     The Common Stock is traded on the Over The Counter Bulletin Board. The stock symbol is TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey. The Company has declared no cash dividends since inception. The market makers for the Common Stock are Newbridge Securities Corporation (BRGE), Wien Securities Corp. (WIEN), Knight Securities, L.P. (NITE), Morgan Keegan & Company, Inc. (MOKE), Schwab Capital Markets L.P. (SCHB), Hill Thompson Magid, L.P. (HILL), National Securities Corporation (NATL), Paragon Capital Markets, Inc. (PGON) and GVR Company LLC (GVRC).

     The Common Stock began trading on the Over the Counter Bulletin Board on September 20, 2000. The ranges of the high and low bid prices for the four quarters of 2001 and 2002 follow. This information is taken from the Over the Counter Bulletin Board’s quarterly trade and quote summary report. The quotations listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID INFORMATION

	HIGH	LOW

2002
First Quarter	$4.700	$2.000
Second Quarter	$5.000	$1.750
Third Quarter	$3.750	$1.000
Fourth Quarter	$2.100	$0.650
2001
First Quarter	$3.750	$1.375
Second Quarter	$9.000	$1.850
Third Quarter	$8.600	$2.550
Fourth Quarter	$4.800	$2.000

     For a discussion of government regulation concerning securities that trade at less than $5.00 per share, see “Description of Business — Risk Factors – Penny Stock Regulation.”

Dividends

     On May 21, 2002 the Company declared a ten percent (10%) stock dividend (the “10% Stock Dividend”). The 10% Stock Dividend was paid on June 21, 2002 to each shareholder of record as of the close of business on June 10, 2002.

     The Company has never paid any cash dividend on its Common Stock and does not anticipate paying cash dividends in the near future. Any such dividend payment would depend on the Company’s earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

Recent Sales of Unregistered Securities

     For information concerning sales of equity securities without registration under the Securities Act of 1933, as amended, (to the extent not previously discussed in the Company’s Quarterly Reports on Form 10-QSB), see the Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2002, included in the Financial Statements attached below and Notes 4 and 7 of Notes to Financial Statements. The Company relied on the exemptions available under Section 4(2) of the Securities Act in each such issuance.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

     The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad-based industrial markets. TIPS is aimed at competing with conventional energy conversion technologies. The Company cannot predict the acceptability of its Technologies in such markets. Assuming the Company is able to raise additional financing as discussed in “Plan of Operation” as discussed below, the Company’s ability to penetrate these markets will depend on (1) successfully commercializing one or more of its Technologies and (2) developing and demonstrating TIPS. As of December 31, 2002, the Company had not generated any significant revenues since inception.

Strategic Corporate Relationships

     Because the Company does not possess the technical, operational or financial resources necessary to construct or operate STORS, NitRem, ARP or TIPS facilities or a commercial facility without external project funding and the ability to source engineering skills, the Company has sought and continues to seek strategic partners which have the ability to assist in the marketing and commercialization of the Technologies. The Company has not been able to enter into any strategic relationship with any party that has had the resources to exploit the Technologies. The Company’s ability to continue seeking such strategic partners or such strategic relationships is dependent on its ability to obtain adequate financing to sustain its activities.

     In March 1996, the Company entered into a Marketing Agreement with an Atlanta-based corporation, Dan Cowart, Inc. (“DCI”), to market, develop and commercialize the Water Technologies in Atlanta, Georgia and the State of Florida. Under the Marketing Agreement, as amended, the Company granted DCI the exclusive right to market, in Atlanta, Georgia and the State of Florida, all applications of the Water Technologies for municipal, local governmental and real estate development markets, and the nonexclusive right to market all applications of NitRem for industrial markets. The Agreement contemplated the formation of a teaming arrangement between the companies to construct and operate projects with the Company providing technical and administrative support to assist DCI in its efforts to obtain such projects. The Agreement required DCI to produce a contract for a project by March 31, 2002 in order to retain exclusivity privileges. DCI did not produce a contract by March 31, 2002. Accordingly, the Agreement can be terminated by either party upon one month’s written notice and DCI’s rights to market the Water Technologies in Atlanta, Georgia and the State of Florida are no longer exclusive. Neither party has terminated the Agreement nor are any specific projects currently being contemplated pursuant to its terms.

Plan of Operation

     The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The following summary sets forth the Company’s plan of operations for the next twelve months.

Current Cash Requirements; Need for Additional Funds

     The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of March 28, 2003, the Company had a cash balance of approximately $38,000. During the years ended December 31, 2002, 2001 and 2000, the Company’s operating expenses were $1,545,517, $1,747,834 and $1,486,489, respectively. In addition, the Company’s interest expense during 2002 was $1,039,779. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $600,000 (assuming no commercialization of the Technologies) to $1,200,000 (assuming there are expenses associated with one or more commercial sales of the Technologies).

     The Company has an aggregate of approximately $210,623 of Series 98, 15% unsecured convertible debentures (the “Series 98 Debentures”) that will mature on May 15 and July 1, 2003, of which $129,623 will mature on May 15, 2003 and $81,000 on July 1, 2003. The principal and accrued interest of the Series 98 Debentures are convertible into shares of Common Stock at the conversion price of $1.05 (see Note 4 of Notes to Financial Statements). In light of the $0.80 closing price of the Common Stock as of March 31, 2003, the Company does not expect any of the holders of the Series 98 Debentures due on May 15 or July 1, 2003 to convert to debentures into Common Stock unless the stock price raises above the $1.05 conversion price. Notwithstanding the forgoing, the holder of $81,000 of Series 98 Debentures held an aggregate of $96,000 in Series 98 Debentures due April 15, 2003 chose to extend $81,000 of the debentures to July 1, 2003 (as mentioned above) while at the same time converting $15,000 of the Series 98 Debentures into 26,597 shares of the Company’s Common Stock, based on a conversion price of $1.05 per share (see Note 11 to the Notes to Financial Statements).

The Company is negotiating with the holders for further extensions of the maturity dates of these Series 98 Debentures. There can be no assurance that the Company or these holders will agree to extensions and the Company does not currently have the cash necessary to pay the Series 98 Debentures that mature on May 15 or July 1. If the Company cannot negotiate extensions on the May 15 or July 1 , 2003 Series 98 Debentures, or if the Company cannot raise the necessary capital to retire the Series 98 Debentures, then the Company will be in default under those debentures.

     In addition, the Company has an aggregate of approximately $4,258,722 of the Series 98 Debentures that previously were extended to a January 15, 2004 maturity date from a January 15, 2003 maturity date. The Company hopes that the Common Stock of the Company will be trading above the $1.05 conversion price at the maturity date and that the holders of the January 15, 2004 debentures will convert the principal and accrued interest of the debentures into Common Stock. However, in light of the recent market prices of the Common Stock, there is no assurance that the Common Stock of the Company will be at a price that is greater than the conversion price or that the holders will elect to convert. The Company does not have the cash to pay the holders of the Series 98 Debentures that mature on January 15, 2004. If the Company does not raise the necessary capital to retire the Series 98 Debentures that expire on January 15, 2004 or negotiate further extensions with the holders, then the Company will default on the terms of those debentures.

     In addition to the amounts that might be required to repay the debentures due to mature on May 15 and July 1, 2003, and January 15, 2004, respectively, the Company will need to raise capital in the next 12 months in order to continue its operations. During 2002, 2001 and 2000, the Company funded its operations primarily from borrowings, generally from shareholders, executive officers and other related parties, through the issuance of debentures for cash or in settlement payments of other obligations. The Company and its financial advisor are currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities. These alternatives include the issuance of Common Stock, the issuance of other equity or debt securities or bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, the Company will not be able to continue its operations.

     In addition to these financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies. However, the Company does not know if there would be any interest in sublicensing or purchasing any of the Technologies and the Company has not entered into any negotiations with any person in connection with any sublicense or sale of any of the Technologies. In the event the Company is unable to obtain funds necessary to continue operations, it will consider other alternatives, including, but not limited to, filing a petition under federal bankruptcy laws.

Research and Development During the Next 12 Months

     The Company conducted no research and development activities in 2001 and 2002. Due to the current financial condition of the Company, there are no plans to conduct any research and development activities in the next 12 months.

Purchase of Plant or Significant Equipment

     The Company and its financial advisor are currently searching for possible acquisition targets with complementary products and services to the Company’s Technologies and an established recurring stream of revenue from operations. Management believes that the acquisition, or merger with, of a business with a recurring stream of revenue would improve the Company’s ability to obtain longer-term financing. While the current financial condition of the Company would make an acquisition in the next 12 months difficult, management hopes that acquisition financing would become available if an appropriate target was found. As of the date of this Form 10-KSB, the Company does not have a transaction to report, and there can be no assurance that the Company will be able to close a transaction of this magnitude in the next 12 months.

Expected Changes in the Number of Employees

     The Company does not foresee any change in the number of individuals currently employed by the Company in the next 12 months.

Results of Operations

     The net losses for the years presented resulted primarily from salaries and other administrative expenses, license fees to BMI, travel expenses, professional fees and interest expense. General and administrative expenses and travel expenses decreased during the year ended December 31, 2002 compared to the year ended December 31, 2001 due to the absence of advertising expense and costs associated with the Colton Demonstration Project and the Company’s efforts during the fourth quarter of 2002 to conserve cash. General and administrative expenses increased during 2001 compared to 2000 primarily due to increases in advertising expenses, salaries and expenses associated with the Colton Demonstration Project. Travel expenses increased in 2001 compared to the prior year due to the increased activity associated with the Colton Demonstration Project and the promotion of TIPS.

     Interest expense increased during the year ended December 31, 2002 compared to the prior year, and during the year ended December 31, 2001 compared to the year ended December 31, 2000 due to the issuance in each year of additional Convertible Debentures.

     Interest income decreased by approximately 70% during 2002 compared to 2001 due primarily to a decrease of approximately 66% in the amount of advances to officers. Other income during 2002 consisted of $10,024 of consulting fees generated by the Energy Resources Division. The $23,644 gain recorded during the year ended December 31, 2000 resulted from the sale of warrants received by the Company during 1999 in settlement of a lawsuit filed by the Company against a broker-dealer.

Liquidity and Capital Resources

     During the years ended December 31, 2002, 2001 and 2000, the Company used $1,211,257, $1,514,771 and $940,776 of cash in operations. The decrease during 2002 compared to 2001 is consistent with the decreases in operating expenses discussed above. The increase during 2001 compared to 2000 resulted primarily from the Colton Demonstration Project, the funding of the Energy Resources Division, which was not in operation during 2000, and a general increase in the Company’s efforts to commercialize the Technologies.

     In May 2002, the Company’s Board of Directors declared a 10% common stock dividend to stockholders of record as of June 10, 2002 (the “10% Stock Dividend”). A total of 522,931 shares were issued in connection with the 10% Stock Dividend.

     During 2002, 2001 and 2000, the Company met its liquidity needs primarily from borrowings from stockholders. Due to, among other things, the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company has only completed one such transaction in the recent months. The Company raised $300,000 by issuing $300,000 of Series 02, 15% Convertible Debentures, due December 16, 2007 (the “Series 02 Debentures”) on December 26, 2002. Since the issuance of the $300,000 Series 02 Debentures in December 2002, the Company has been unable obtain any additional financing.

     In the last quarter of 2002 and the first quarter of 2003, the Company attempted to raise capital through a series of stock transactions arranged by the management of the Company. Although the Board of Directors directed management to pursue capital raising activities, management tried to effectuate these transactions without the specific authorization of the Board of Directors and without legal advice. The funding plan involved the sale of shares of the Company’s Common Stock owned by certain shareholders to an unaffiliated third party, negotiated by management, at a range of prices which were unrelated to the prevailing market price. Proceeds received by the shareholders from the sale of the shares were to be reinvested in the Company either by loaning the money to the Company or through the issuance of restricted securities at a discount from the prevailing market price. As a result of this plan to provide working capital for the Company, two executives of the Company, P.L. Montesi and Dennis C. Cossey sold 50,000 shares of Common Stock to the third party for $0.50 per share. Montesi and Cossey immediately loaned the net proceeds of the sale to the Company. Upon discovery of these facts on April 2, 2003, the Board of Directors rescinded and revoked the purported issuance of any such shares of Common Stock, approved the Company’s participation in the unwinding of these transactions, and approved the Company’s borrowing of $45,000 in the aggregate from Montesi and Cossey.

     If the Company is able to meet its immediate liquidity needs through the sale of equity and/or debt securities, and thereafter to successfully demonstrate its Technologies, management hopes to be able to meet the longer-term liquidity needs of the Company primarily from revenues derived from commercial contracts the Company hopes to obtain.

Quarterly Financial Data

     The following is a summary (average share amounts and per share amounts have been restated for the 10% Stock Dividend) of the quarterly results of operations for the years ended December 31, 2002 and 2001:

	Three Months Ended

	March 31,	June 30,
	2002	2002	September 30, 2002	December 31, 2002

Loss from Operations	$(301,342)	$(496,758)	$(370,353)	$(377,064)
Net Loss	(540,079)	(745,756)	(622,087)	(657,561)
Basic and diluted loss per share
Loss from operations	$(0.05)	(0.09)	(0.06)	(0.06)
Net Loss	(0.10)	(0.13)	(0.11)	(0.11)
Weighted average shares outstanding	5,559,143	5,712,077	5,804,056	5,990,772

	Three Months Ended

	March 31,	June 30,
	2001	2001	September 30, 2001	December 31, 2001

Loss from Operations	$(340,378)	$(522,085)	$(329,176)	$(556,195)
Net Loss	(526,290)	(717,595)	(530,964)	(793,119)
Basic and diluted loss per share
Loss from operations	(0.07)	(0.10)	(0.06)	(0.10)
Net Loss	(0.11)	(0.14)	(0.10)	(0.14)
Weighted average shares outstanding	4,945,913	5,106,479	5,357,768	5,480,072

     As of December 31, 2002, the Company had not derived any significant revenues from operations. See Note 1 of Notes to Financial Statements for a description of the computation of weighted average shares outstanding.

Net Operating Losses

     The Company had net operating loss carryforwards as of December 31, 2002 of approximately $12,100,000, which expire in the years 2003 through 2022. The amount of net operating loss carried forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of approximately $4,603,000 has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

Impact of Inflation

     Although inflation has been minimal in recent years, it is still a factor in the economy. Since the Company has no significant revenues, inflation primarily affects the Company’s travel costs and costs of outside services. It could also affect the cost of constructing demonstration and full-scale facilities in the future. The Company will consider the impact of inflation in its financing plans.

Quantitative and Qualitative Disclosures About Market Risk

     Because all of the Company’s debt is financed at a fixed rate, there is no market risk with respect to its debt.

ITEM 7. FINANCIAL STATEMENTS

     The information called for by this Item is attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this Item is incorporated herein by reference from the Company’s definitive 2003 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2003.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company’s definitive 2003 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the securities that are authorized for issuance under the equity compensation plans of the Company as of December 31, 2002:

Equity Compensation Plan Table as of December 31, 2002

	(A)	(B)	(C)

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding	future issuance under
	warrants and rights	options, warrants	equity compensation plans
		and rights	(excluding securities
			reflected in column (A))
Equity Compensation plans approved by security holders
1997 Stock Option Plan	51,000	$2.10	695,000
Equity compensation plans not approved by security holders
Stock options	2,209,600	$2.87	0
Warrants (1) (2)	645,042	$1.82	0

Total	2,905,642	$2.64	695,000

(1)	During January 2003, the Company’s Board of Directors approved the issuance of 50,000 shares of Common Stock to a stockholder in exchange for 50,000 warrants previously purchased by the stockholder.

(2)	The warrant agreements provide for an adjustment of the exercise price of the warrants in the event that the Company issues stock at a price lower than the exercise price. On April 15, 2003, the Company issued 26,597 shares of Common Stock at $1.05 per share in connection with the conversion of a Series 98 Debenture and accrued interest thereon. As a result of this transaction, the exercise price of the warrants was reduced to $1.05.

     The security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the Company’s definitive 2003 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company’s definitive 2003 Proxy Statement, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission during April 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number assigned
in regulation
S-B, Item 601	Description of Exhibit

3.1**	Amended and Restated Articles of Incorporation.

3.1.1	Articles of Amendment to the Articles of Incorporation

3.2**	Amended and Restated Bylaws of the Company.

4.1**	Form of Stock Certificate — Series A Common Stock.

4.2**	Form of Stock Certificate — Series B Common Stock.

9.1*	Voting Trust Agreement between American Fuel and Power Corporation and P.L. Montesi, Trustee, dated November 1, 1991.

10.1*	License Agreement between the Company and BMI dated August 5, 1991.

10.2(4)	License Agreement between the Company and BMI dated July 7, 1995 (defense purposes for NitRem).

10.3(5)	License Agreement between the Company and BMI dated July 7, 1995 (industrial purposes for NitRem).

10.4*	Substitute General Compensation and Stock Warrant Agreement between the Company and Centerpoint Power Corporation of Virginia (“Centerpoint”) for STORS/Denitrification and NitRem dated April 22, 1991.

10.5*	First Amendment to Substitute General Compensation and Stock Warrant Agreement between the Company and Centerpoint for STORS/Denitrification and NitRem Technologies dated January 30, 1992.

10.6*(1)	Employment Agreement between the Company and P. L. Montesi dated January 1, 1992.

10.7*(1)	Employment Agreement between the Company and Dennis C. Cossey dated January 1, 1992.

10.8*	STORS/NitRem Option Agreement between the Company and a Corporation in Formation dated March, 1992.

10.9*	Agreement between the Company and McKeown and Franz, Inc. dated March, 1992.

10.10(2)	Warrant Agreement with Robert S. Trump dated December 23, 1992.

10.11(2)	Warrant Agreement with Robert S. Trump dated April 1, 1993.

10.12(3)	Warrant Agreement with Robert S. Trump dated July 15, 1993.

10.13(6)	Form Warrant Agreement and Term Note with Robert S. Trump dated October 14, 1994, October 17, 1994, March 20, 1996, May 17, 1996, and May 28, 1996, respectively.

Number assigned
in regulation
S-B, Item 601	Description of Exhibit

10.14(7)	Form of Promissory Note, Subscription Agreement and Warrant Agreement Concerning Financing Activities of the Company.

10.15(8)	Warrant Agreement with Robert S. Trump dated May 10, 1995.

10.16**	Joint Marketing Agreement between the Company and Dan Cowart, Inc. dated April 1, 1996.

10.17**	Worldwide Marketing Agreement between the Company and Foster Wheeler USA Corporation dated September 1994.

10.18**	Memorandum of Understanding between the Company and Roy F. Weston, Inc. dated April 10, 1996.

10.19**	No Cost Test Agreement Between the Company and the City of New York - Department of Clean Water dated July 26, 1996.

10.20**	Memorandum of Understanding Between Foster Wheeler Environmental Corporation and Mitsui Company (USA.) Inc. dated October, 1996.

10.21**	Subcontract between the Company and Sam Houston State University dated October 31, 1994.

10.22**	Modification Number 001 Subcontract SHSU — 5000 — 002 between the Company and Sam Houston State University dated August, 1996.

10.23(1)	1997 Stock Option Plan

10.24(10)	Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998.

10.25(10)	Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998.

10.26(10)	Amendment Number 1 to License Agreement between the Company and Battelle Development Corporation dated June, 1998.

10.27(10)	Amendment Number 2 to License Agreement between the Company and BMI dated June, 1998.

10.28(10)	Sublicense Agreement between the Company and ThermoEnergy Environmental , LLC.

10.29(10)	Shareholder Agreement by and among the Company, Foster Wheeler and TENC dated September 9, 1998.

10.30.1(10)	Agreement between the Company and Foster Wheeler dated August 4, 1998.

10.30.2(10)	Consulting Agreement between the Company and Nutrecycle Ventures dated November 22, 1998.

10.30.2.1.1(10)	License Agreement between the Company and BMI effective December 30, 1997.

10.33(10)	Form of Convertible Debenture with Robert S. Trump dated August 24, 1998.

10.34(10)	Amendment Number 1 to License Agreement between the Company and BMI effective December 30, 1997.

10.35(1)	Employment Agreement between the Company and Alex G. Fassbender dated November 18, 1998.

10.36(1)(9)	Non Qualified Bonus Compensation Option Agreement for P.L. Montesi

Number assigned
in regulation
S-B, Item 601	Description of Exhibit

10.37(1)(9)	Non Qualified Bonus Compensation Option Agreement for Dennis C. Cossey

10.39(11)	Letter of Intent dated as of June 15, 2002, by and between the Company and Shenzhen Fuhaoheng Investment Co., LTD., a Chinese corporation, to form a joint venture company to design, construct and operate wastewater treatment plants with the People’s Republic of China.

10.40	Form of Convertible Debenture with Robert S. Trump dated December 26, 2002.
21.1	Subsidiaries of the Issuer

24	Powers of Attorney (included on signature pages).

28.1*	Form of Security Escrow Agreement.

99.1	Sarbanes Oxley Act § 906 Certification of Dennis C. Cossey

99.2	Sarbanes Oxley Act § 906 Certification of P.L. Montesi

*	Incorporated by reference from the Company’s Registration Statement on Form S-18, File No. 33-46104-FW, effective June 24, 1992.

**	Incorporated by reference from the Company’s Registration Statement on Form SB-2, File No. 333-21613, effective February 12, 1997.

(1)	Management Contract or Compensatory Plan or Arrangement.

(2)	Incorporated by reference from the Company’s Form 10-Q of March 31, 1993.

(3)	Incorporated by reference from the Company’s Form 10-Q of June 30, 1993.

(4)	Incorporated by reference from the Company’s Form 10-K of September 30, 1993.

(5)	Incorporated by reference from the Company’s Form 10-KA of September 30, 1993.

(6)	Incorporated by reference from the Company’s Form 10-Q of March 31, 1995.

(7)	Incorporated by reference from the Company’s Form 10-Q of June 30, 1995.

(8)	Incorporated by reference from the Company’s Form 10-Q of March 31, 1996.

(9)	Incorporated by reference from the Company’s Form 10-Q of September 30, 1999.

(10)	Incorporated by reference from the Company’s Form 10-K of March 30, 2000.

(11)	Incorporated by reference from the Company’s Form 10-Q of June 30, 2002.

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Principal Financial Officer believe the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its Chief Executive Officer and

Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of April 2003.

THERMOENERGY CORPORATION, an Arkansas corporation

By /s/ P.L. Montesi

P.L. Montesi
President, Treasurer and Principal Financial Officer

By /s/ Dennis C. Cossey

Dennis C. Cossey
Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-KSB below:

/s/ P.L. Montesi	April 25, 2003

P.L. Montesi, President, Treasurer and Principal Financial Officer and Director

/s/ Dennis C. Cossey	April 25, 2003

Dennis C. Cossey, Chief Executive Officer and Director

April , 2003

John Corcoran, Director

/s/ Paul Loeffler	April 25, 2003

Paul Loeffler, Director

/s/ Andrew Melton	April 25, 2003

Andrew Melton, Director

/s/ Louis Ortmann	April 25, 2003

Louis Ortmann, Director

/s/ Jerald Sklar	April 25, 2003

Jerald Sklar, Director

CERTIFICATIONS

CERTIFICATION OF THE CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis C. Cossey, certify that:

1.	I have reviewed this annual report on Form 10-KSB of ThermoEnergy Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date,”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003.
/s/ Dennis C. Cossey

Dennis C. Cossey
Chief Executive Officer

CERTIFICATION OF THE CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, P. L. Montesi, certify that:

1.	I have reviewed this annual report on Form 10-KSB of ThermoEnergy Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date,”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003.
/s/ P.L. Montesi

P. L. Montesi
President, Treasurer and Principal Financial Officer

Report of Independent Auditors

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying balance sheets of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2002 and 2001, the related statements of operations and cash flows for each of the three years in the period ended December 31, 2002, and for the period cumulative during development stage through December 31, 2002, and the related statements of changes in stockholders’ equity (deficit) for each of the periods from October 1, 1991 through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through December 31, 2002, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period cumulative during development stage through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is in the development stage with no significant revenues from operations, has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company’s technologies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock options as of July 1, 2000.

/s/ Kemp & Company

Little Rock, Arkansas
February 21, 2003, except for Note 11,
as to which the date is April 15, 2003

THERMOENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS
Cash — Total Current Assets	$211,329	$557,870
Advances to officers (Note 6)	—	101,018
Accrued interest receivable — officers (Note 6)	—	880
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$211,329	$659,768

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of Convertible Debentures (Notes 4 and 11)	$225,623	$—
Accounts payable	332,221	242,248
Accrued interest payable — principally related parties (Note 4)	2,807,637	1,777,858
Deferred compensation (Note 6)	74,000	117,010

Total Current Liabilities	3,439,481	2,137,116
Convertible Debentures — principally related parties (Notes 4 and 11)	5,519,988	5,545,611

Total Liabilities	8,959,469	7,682,727
Stockholders’ equity (deficit) (Notes 4, 7, 10 and 11):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value; authorized - 75,000,000 shares; issued: 2002 - 5,984,601 shares; 2001 - 5,041,519 shares; outstanding: 2002 - 5,900,772 shares; 2001 - 4,957,690 shares;	5,985	5,041
Additional paid-in capital	9,158,209	6,540,886
Deficit accumulated during the development stage	(17,912,334)	(13,568,886)

	(8,748,140)	(7,022,959)

	$211,329	$659,768

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During	Year Ended
	Development	December 31
	Stage Through
	December 31, 2002	2002	2001	2000

Operating expenses:
General and administrative	$10,442,526	$1,176,585	$1,333,162	$1,171,989
Payments under licenses (Note 3)	1,087,266	100,000	100,000	90,000
Travel and entertainment	1,986,434	268,932	314,672	224,500

	13,516,226	1,545,517	1,747,834	1,486,489

Loss From Operations	(13,516,226)	(1,545,517)	(1,747,834)	(1,486,489)

Other income (expense):
Interest income (Note 6)	236,979	9,789	32,282	33,215
Gain on settlement of lawsuit (Note 10)	317,423	—	—	23,644
Other income	59,574	10,024	—	—
Interest expense — principally related parties (Note 4)	(3,232,052)	(1,039,779)	(852,416)	(592,233)

	(2,618,076)	(1,019,966)	(820,134)	(535,374)

Net Loss	$(16,134,302)	$(2,565,483)	$(2,567,968)	$(2,021,863)

Basic and Diluted per Common Share (Notes 1, 4, 7 and 10):
Loss From Operations	$(3.07)	$(.27)	$(.33)	$(.32)
Net Loss	$(3.67)	$(.45)	$(.49)	$(.43)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Periods Ended September 30, 1988 Through December 31, 2002

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, January 1988, (2,205,762 shares at $.08 per share)	$2,206	$178,094	$—	$180,300
Net loss	—	—	(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094	(290,483)	(110,183)
Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695	—	457,001
Net loss	—	—	(338,985)	(338,985)

Balance (deficit), September 30, 1989	2,512	634,789	(629,468)	7,833
Net loss	—	—	(255,036)	(255,036)

Balance (deficit), September 30, 1990	2,512	634,789	(884,504)	(247,203)
Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813	—	70,857
Issuance of stock, May — June 1991, (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219	—	603,607
Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199	—	2,200
Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124	—	8,129
Net loss	—	—	(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144	(1,554,683)	(232,589)

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(CONTINUED)

Periods Ended September 30, 1988 Through December 31, 2002

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, October - December 1991 (150,925 shares at $1.60 per share)	$151	$241,329	$—	$241,480
Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)	—	(16,899)
Issuance of stock, public offering, August — September 1992 (344 shares at $16.00 per share)	1	5,499	—	5,500
Net loss			(562,751)	(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)
Issuance of stock, public offering October 1992 - September 1993 (92,785 shares at $16.00 per share)	93	1,484,457	—	1,484,550
Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997	—	4,000
Issuance of warrants to stockholder	—	6,333	—	6,333
Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares at $16.00 per share)	6	102,994	—	103,000
Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991	—	150,000
Net loss	—	—	(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(CONTINUED)

Periods Ended September 30, 1988 Through December 31, 2002

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of warrants to stockholders	—	$226,000	—	$226,000
Issuance of stock for exercise of stock options, March 1994 (3,750 shares at $1.60 per share)	4	5,996	—	6,000
Issuance of stock for exercise of warrants by stockholder, August 1994 (3,677 shares at $13.60 per share)	4	49,997	—	50,001
Net loss	—	—	(767,427)	(767,427)

Balance (deficit), September 30, 1994	3,210	3,578,849	(4,092,782)	(510,723)
Issuance of warrants to stockholders	—	9,760	—	9,760
Issuance of stock, May 1995 (6,250 shares at $8.00 per share)	6	49,994	—	50,000
Issuance of stock for exercise of warrants by stockholder, June 1995 (6,250 shares at $8.00 per share)	6	49,994	—	50,000
Issuance of stock for expenses, July 1995 (18,750 shares at $8.00 per share)	19	149,981	—	150,000
Net loss			(896,998)	(896,998)

Balance (deficit), September 30, 1995	3,241	3,838,578	(4,989,780)	(1,147,961)
Issuance of warrants to stockholders	—	5,340	—	5,340
Net loss	—	—	(551,621)	(551,621)

Balance (deficit), September 30, 1996	3,241	3,843,918	(5,541,401)	(1,694,242)
Issuance of stock, July 1997 (50,000 shares at $2.00 per share)	50	99,950	—	100,000
Conversion of $338,100 of notes payable to stockholders and accrued interest, July 1997 (195,596 shares at $2.00 per share)	196	390,996	—	391,192
Net loss	—	—	(1,196,036)	(1,196,036)

Balance (deficit), September 30, 1997	3,487	4,334,864	(6,737,437)	(2,399,086)
Net loss	—	—	(797,099)	(797,099)

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(CONTINUED)

Periods Ended September 30, 1988 Through December 31, 2002

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance (deficit), September 30, 1998	$3,487	$4,334,864	$(7,534,536)	$(3,196,185)
Net loss (three months)			(243,660)	(243,660)

Balance (deficit), December 31, 1998	3,487	4,334,864	(7,778,196)	(3,439,845)
Issuance of stock in connection with 10% notes payable to stockholders, January 1999 (67,600 shares at par value)	67		(67)
Conversion of $238,165 of notes payable to stockholders and accrued interest, various months during 1999 (147,602 shares at $2.00 per share)	148	295,056		295,204
Issuance of stock for exercise of warrants by stockholders, August 1999 (181,619 shares at $.16 per share)	182	28,877		29,059
Net loss			(1,200,792)	(1,200,792)

Balance (deficit), December 31, 1999	3,884	4,658,797	(8,979,055)	(4,316,374)
Issuance of stock for exercise of warrants by stockholders, various months during 2000 (130,000 shares at $2.00 per share)	130	259,870		260,000
Conversion of $158,735 of notes payable to stockholders and accrued interest, various months during 2000 (110,206 shares at $2.00 per share)	110	220,302		220,412
Issuance of compensatory stock options		190,536		190,536
Net loss			(2,021,863)	(2,021,863)

Balance (deficit), December 31, 2000	4,124	5,329,505	(11,000,918)	(5,667,289)
Issuance of stock for exercise of warrants by stockholders, various months during 2001 (496,250 shares at $2.00 per share and 338,637 shares at $.16 per share)	834	1,045,848		1,046,682
Conversion of $117,377 of Convertible Debentures plus accrued interest, various months during 2001 (82,808 shares at $2.00 per share)	83	165,533		165,616
Net loss			(2,567,968)	(2,567,968)

Balance (deficit), December 31, 2001	5,041	6,540,886	(13,568,886)	(7,022,959)

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

CONTINUED

Periods Ended September 30, 1988 Through December 31, 2002

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	$283	$564,433		$564,716
Conversion of $100,000 of Convertible Debentures plus accrued interest, February 2002 (55,000 shares at $2.00 per share)	55	109,945		110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503		165,586
Issuance of stock for 10% stock dividend, June 2002, (522,931 shares at $3.40 per share)	523	1,777,442	(1,777,965)
Net loss			(2,565,483)	(2,565,483)

Balance (deficit), December 31, 2002	$5,985	$9,158,209	$(17,912,334)	$(8,748,140)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During	Year Ended
	Development	December 31
	Stage Through
	December 31, 2002	2002	2001	2000

Operating activities
Net loss	$(16,134,302)	$(2,565,483)	$(2,567,968)	$(2,021,863)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	708,338		83,000
Other	(123,546)			166,892
Changes in:
Advances to officers	(1,437,516)	(110,500)	(329,018)	(201,000)
Other receivables	(142,468)	(4,182)	(13,435)	(25,921)
Accounts payable	1,107,307	89,973	77,534	149,001
Accrued expenses	3,116,264	1,039,779	871,363	604,902
Deferred compensation	2,949,799	339,156	363,753	387,213

Net cash used in operating activities	(9,936,315)	(1,211,257)	(1,514,771)	(940,776)

Investing activities:
Purchases of fixed assets	(19,808)
Other	314,082			23,644

Net cash used in investing activities	294,274			23,644

Financing activities:
Proceeds from issuance of Common Stock and warrants	4,508,960	564,716	963,682	260,000
Proceeds from notes payable	1,665,609
Proceeds from Convertible Debentures	3,725,000	300,000	613,000	1,052,000
Payments on notes payable	(154,609)
Other	108,410

Net cash provided by financing activities	9,853,370	864,716	1,576,682	1,312,000

Increase (decrease) in cash	211,329	(346,541)	61,911	394,868
Cash, beginning of period	0	557,870	495,959	101,091

Cash, end of period	$211,329	$211,329	$557,870	$495,959

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 1: Organization and summary of significant accounting policies

Nature of business

The Company was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include four chemical processes known as ThermoFuel Process (“ThermoFuel”), Sludge-to-Oil Reactor System (“STORS”), Nitrogen Removal (“NitRem”) and Ammonia Recovery Process (“ARP”). Three of these technologies, STORS, NitRem and ARP are owned by Battelle Memorial Institute (“BMI”) and licensed to the Company. ThermoFuel is a patent-pending renewable energy process that represents an advance of the STORS process. A fifth technology, also owned by BMI and licensed to the Company is a dual-shell pressure balanced vessel, known as the Dual Shell Reactor (“DSR”). This patented vessel is the reactor equipment in which the STORS and NitRem chemistries are conducted. The Company owns the worldwide rights to NitRem, ARP, DSR and STORS technologies, except for STORS in Japan, pursuant to exclusive license agreements with BMI. The five technologies are primarily aimed at solving wastewater problems for broad-based municipal and industrial markets. During 2001, the Company, through ThermoEnergy Power Systems, LLC (see Note 6), received a patent from the U.S. Patent and Trademark Office (the “USPTO”) for the ThermoEnergy Integrated Power Systems (“TIPS”) technology. TIPS is a new thermodynamic method of eliminating the atmospheric emissions of mercury, acid gases and particulates. In addition, TIPS captures CO2 as a pure liquid which can be stored, sequestered or sold on the commercial market. TIPS produces electricity and/or synthesis gas from a diverse mixture of energy resources including coal, oil, natural gas, biomass or by-products from some manufacturing activities. STORS, ThermoFuel, NitRem, ARP, DSR and TIPS are referred to collectively as the “Technologies”.

The Company was formed for the transfer of technology from American Fuel and Power Corporation (“AFP”) in 1988 to continue development of the STORS technology under assignment of the license from AFP, the original licensee. Management of the AFP division developing the STORS technology became management of the Company concurrent with the terms of the transfer. The license was assigned to the Company under an agreement requiring that seventy percent (70%) of the Company’s initial outstanding Common Stock be issued to AFP for distribution to AFP stockholders (see Note 7).

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects on its own. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies (see Notes 2 and 3). The STORS, NitRem and ARP technologies have been

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 1: Organization and summary of significant accounting policies (continued)

successfully demonstrated at large-scale, and the Company is currently pursuing commercial opportunities within the municipal and industrial markets. No commercial contracts have been awarded to the Company. The Company is currently seeking to form a public/private consortium to fund the design, construction and operation of a 20 Mw TIPS simple-cycle, gas-fired pilot plant to demonstrate the technologies’ zero air emission capabilities.

During 2001, the Company created an energy resources division for brokering natural gas produced by third parties (the “Energy Resources Division”). Due primarily to unfavorable market conditions during 2002, the Company closed this division during February 2003. No significant revenues were generated by the Energy Resources Division since inception.

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

Loss per common share

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends (see Note 7), stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company’s Convertible Debentures (as hereinafter defined) were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 5,745,113, 5,220,261, 4,714,343, and 4,399,299 shares for the periods ended December 31, 2002, 2001 and 2000, and cumulative since inception

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 1: Organization and summary of significant accounting policies (continued)

through December 31, 2002, respectively. For additional disclosures regarding the Company’s Convertible Debentures, stock options and warrants and contingently issuable shares (which were not issuable at December 31, 2002), see Notes 4, 7 and 10, respectively.

Stock options

The Company accounts for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation is reflected in the Statements of Operations, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), to stock based compensation for the period cumulative during development stage through December 31, 2002 and for the years ended December 31, 2002, 2001 and 2000 follows (dollar in thousands except for per share amounts):

	Cumulative	2002	2001	2000

Loss from operations, as reported	$(13,516)	$(1,546)	$(1,748)	$(1,486)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(4,185)	(11)	(701)	(2,515)

Pro forma loss from operations	$(17,701)	$(1,557)	$(2,449)	$(4,001)

Net loss, as reported	$(16,134)	$(2,565)	$(2,568)	$(2,021)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(4,185)	(11)	(701)	(2,515)

Pro forma net loss	$(19,719)	$(2,577)	$(3,269)	$(4,536)

Loss per common share:
Loss from operations, as reported	$(3.07)	$(.27)	$(.33)	$(.32)

Loss from operations, pro forma	$(4.02)	$(.27)	$(.47)	$(.85)

Net loss, as reported	$(3.67)	$(.45)	$(.49)	$(.43)

Net loss, pro forma	$(4.48)	$(.45)	$(.63)	$(.96)

See Note 7 for further information concerning the calculation of pro forma amounts.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 1: Organization and summary of significant accounting policies (continued)

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (the “Interpretation”). The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been granted to non-employees, as defined, be accounted for using the FAS 123 fair value method. The effect of adopting the Interpretation was to increase the net loss for the year ended December 31, 2000 by $190,536 or $(.04) per share.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using enacted rates and laws that will be in effect when the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance for deferred tax assets is provided if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Advertising

Advertising costs are expensed as incurred and amounted to $5,702, $50,107 and $648 for the years ended December 31, 2002, 2001 and 2000, respectively.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform the reporting format used in the 2002 financial statements.

Note 2: Joint venture corporation agreements

During 1998, the Company and Foster Wheeler Environmental Corporation (“FWEC”), a wholly-owned subsidiary of Foster Wheeler Corporation, agreed to form ThermoEnergy Environmental, LLC, a New Jersey limited liability company (“TENC”), for purposes of, among other things, developing, marketing and utilizing the ARP technology. As of December 31, 2002, TENC had not been capitalized and had no transactions. The Company is engaged in discussions with Foster Wheeler concerning the dissolution of the limited liability company.

See Note 10 for a description of the Company’s letter of intent concerning the formation of a joint venture company in China.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 3: License and marketing agreements

The license agreements with BMI (the “License Agreements”) permit the Company to commercialize the Technologies with respect to municipal, industrial and Department of Defense hazardous and non-hazardous water/wastewater/sludge processing. Payments under the terms of the License Agreements have been charged to operations.

The License Agreements provide for payment of royalties to BMI from revenues generated using the Technologies. The royalty schedule is structured such that a minimum payment is required until such time that the Company generates income from the Technologies. The Company has not yet sold a commercial facility and has been required to make only minimum royalty payments to BMI under the agreements since no revenues have been generated from the use of the Technologies.

In connection with the agreement to form of TENC (see Note 2), the Company sub-licensed the ARP technology to TENC. The sub-license agreement provides for the payment of royalties to the Company when revenues are generated from the use of the Technologies by TENC.

The Company entered into a memorandum of understanding with Foster Wheeler and Mitsui & Co. (U.S.A.) Inc. in September 1996 to pursue various water and wastewater projects in Brazil, Mexico and Peru. In April 1996, the Company entered into a teaming agreement with Roy F. Weston, Inc. to jointly pursue both municipal and governmental projects using the Technologies. In March 1996, the Company executed a marketing agreement with Dan Cowart, Inc., a Georgia corporation (“DCI”), for the purpose of marketing the Technologies in Georgia and Florida (see Note 10). The Company entered into a ten (10) year worldwide marketing agreement with Foster Wheeler USA Corporation in September 1994, for the purpose of marketing, developing and commercializing the Technologies. The agreement provides for three-year extensions after the initial period and conditions for changing or terminating the arrangement.

The Company entered into the agreements referred to above and in Notes 2 and 10 as part of its business strategy of creating collaborative working relationships with established engineering and environmental companies. Management believes that such relationships will limit the Company’s participation in future projects to providing the Technologies and technical support relevant to such projects. The Company may be required to bear a portion of the operational costs of such collaborative efforts. Accordingly, the profitability of future projects and the Company’s financial success may be largely dependent upon the abilities and financial resources of the parties collaborating with the Company.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 4: Convertible Debentures

Unsecured Convertible Debentures (collectively, the “Convertible Debentures”), held principally by stockholders of the Company, consisted of the following at December 31:

	2002	2001

Series 98, 15% Debentures	$4,484,345	$4,584,345
Series 01, 10% Debentures	961,266	961,266
Series 02, 15% Debentures	300,000	0

	5,745,611	5,545,611
Less current maturities	225,623	0

	$5,519,988	$5,545,611

The Company was authorized to issue $7,500,000 of Series 98, 15% Convertible Debentures (the “Series 98 Debentures”) with an original maturity date of January 15, 2003. During December 2002, the Company requested an extension of the maturity date of this issue until January 15, 2004. Holders of $4,258,722 of the Series 98 Debentures agreed to the one-year extension. Holders of $96,000 and $129,623 of the Series 98 Debentures agreed to extend the maturity date to April 15, 2003 (see Note 11) and May 15, 2003, respectively. The holders of the Series 98 Debentures can convert the principal amount and accrued interest ($2,662,225 at December 31, 2002 and $1,738,562 at December 31, 2001) into shares of Common Stock at the conversion price of $1.05 per share at any time prior to the maturity date.

During 2002, the Company issued 55,000 shares at $2.00 per share for $100,000 of the Series 98 Debentures plus accrued interest. Series 98 Debentures with an aggregate principal balance of $1,052,000 were sold for cash during the year ended December 31, 2000. Series 98 Debentures with an aggregate principal balance of $22,917 were issued to stockholders during the year ended December 31, 2000 in exchange for those certain ten percent (10%) notes and related accrued interest due to them by the Company. The Company issued Series 98 Debentures in satisfaction of accounts payable balances in the amount of $427,427 during the year ended December 31, 2000, including $200,000 to the law firm of which a member of the Board of Directors was a partner. As more fully described in Note 6, during 2000, the Company issued a total of $1,000,000 of Series 98 Debentures to the Company’s Chief Executive Officer and to the Company’s President in partial satisfaction of outstanding deferred compensation balances.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 4: Convertible Debentures (continued)

During 2001, the Company halted the sale of the Series 98 Debentures and authorized another series of Convertible Debentures in the principal amount of $3,000,000. The Series 01, 10% Convertible Debentures mature on July 15, 2006 (the “Series 01 Debentures”). The holders of the Series 01 Debentures can convert the principal amount and accrued interest ($138,152 and $39,296 at December 31, 2002 and 2001, respectively) into shares of Common Stock at the conversion price of $1.05 per share at any time prior to the maturity date. During 2001, the Company issued $961,266 of Series 01 Debentures ($613,000 for cash, $218,036 in satisfaction of accounts payable balances and $130,230 in satisfaction of net deferred compensation balances due to officers of the Company (see Note 6).

During December 2002, the Board of Directors approved the issuance to a stockholder of $300,000 of Series 02, 15% Convertible Debentures (the “Series 02 Debentures”). The Series 02 Debentures mature on December 16, 2007 and are convertible to Common Stock at $1.05 per share.

All of the Convertible Debenture agreements entered into by the Company contain certain “adjustment in conversion price” provisions whereby if the Company issues shares of Common Stock or securities that can be converted into Common Stock at a price which is less than the conversion price, then such conversion price shall be reduced to an amount equal to the price of the shares issued or the conversion price specified in the agreements for securities that can be converted into Common Stock. The issuance of the Series 02 Debentures during December 2002 resulted in the adjustment of the conversion prices of the Series 98 Debentures and the Series 01 Debentures from $1.82 and $5.45 per share, respectively, to $1.05.

Based on the borrowing rates currently available to the Company, the fair value of borrowings approximated the book value of such borrowings at December 31, 2002 and 2001.

Note 5: Income taxes

A valuation allowance equal to the total of the Company’s deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2002, 2001 and 2000 were increases of approximately $918,000, $959,000, $759,000, respectively. The Company’s deferred tax liabilities are not significant.

Significant components of the Company’s deferred tax assets are as follows as of December 31:

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 5: Income taxes (continued)

	2002	2001	2000

Net operating loss carryforwards	$4,603,000	$3,814,000	$2,994,000
Deferred compensation	1,118,000	989,000	850,000
Other	114,000	114,000	114,000

	5,835,000	4,917,000	3,958,000
Valuation allowance — deferred tax assets	(5,835,000)	(4,917,000)	(3,958,000)

	$0	$0	$0

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company’s effective rate is shown below for the year ended December 31:

	2002	2001	2000

Computed at statutory rate (34%)	$(872,264)	$(873,109)	$(687,433)
Effect of valuation allowance for deferred tax assets	872,264	873,109	687,433

Provision for income taxes	$0	$0	$0

The Company has net operating loss carryforwards at December 31, 2002 of approximately $12,100,000 which expire in various amounts during 2003 through 2022.

Note 6: Related party transactions

During the years ended December 31, 2002, 2001 and 2000, and the Company incurred expenses for support services by BMI of approximately $18,000, $55,000, and $25,000, respectively.

During the years ended December 31, 2002, 2001 and 2000, the Company advanced an aggregate of $110,500, $329,018 and $201,000 respectively, to officers of the Company. The advances outstanding were due on demand with interest at the prime rate as set forth in The Wall Street Journal. Interest income on the advances amounted to $4,182, $13,483, and $26,001 for the years ended December 31, 2002, 2001 and 2000, respectively. See Notes 4 and 7 for information concerning Convertible Debentures and other transactions with officers and stockholders.

The Company has employment agreements with its officers specifying minimum levels of compensation and terms of employment. Any amounts earned as compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the prime rate

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 6: Related party transactions (continued)

as set forth in The Wall Street Journal. Compensation expense aggregating $3,848, $19,949, and $78,525 was accrued during the years ended December 31, 2002, 2001 and 2000, respectively, pursuant to the interest provisions of the compensation arrangements. A resolution approved by the Company’s Board of Directors provides that amounts due from officers may be offset against accrued deferred compensation.

During 2000, the Board of Directors approved the formation of ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring the Company’s rights and interests in TIPS. ThermoEnergy Power Systems is owned eighty-five percent (85%) by the Company and fifteen percent (15%) by the Executive Vice President and Senior Vice President of Technology as the inventor of the technology. As of December 31, 2002, ThermoEnergy Power Systems had not been capitalized by the Company and had no transactions.

The Company incurred fees of $39,510 and $5,830 during the years ended December 31, 2002 and 2001 for legal services performed by a member of the Company’s Board of Directors.

On May 23, 2000, the Company issued $1,000,000 of Series 98 Debentures to officers in partial satisfaction of the outstanding net deferred compensation balance (deferred compensation liability less outstanding advances to officers) as of that date. On August 31, 2001, the Company issued $130,230 of Series 01 Debentures to officers in partial satisfaction of the outstanding net deferred compensation balance as of that date. During 2002, the Company issued 82,793 shares of Common Stock at $2.00 per share to officers in partial satisfaction of the net deferred compensation balances at various dates during 2002. Cash payments to officers for deferred compensation amounts aggregated $36,000 during the year ended December 31, 2002.

In connection with the issuance to a stockholder of $300,000 of the Series 02 Debentures during December 2002 (see Note 4), the Company agreed to extend the exercise date of warrants held by that stockholder for the purchase of 311,104 shares of Common Stock at $1.82 per share (see Note 11) until 2008.

Note 7: Common Stock

On May 21, 2002, the Company’s Board of Directors declared a 10% Common Stock dividend to stockholders of record as of June 10, 2002 (the “10% Stock Dividend”). The 10% Stock Dividend was charged to retained earnings (deficit) in the aggregate amount of $1,777,965, based on the $3.40 closing price of the Company’s Common Stock on the date of declaration.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 7: Common Stock (continued)

Average shares outstanding, per share amounts and stock option and warrant amounts, where appropriate, included in the accompanying financial statements are based on the increased number of shares giving retroactive effect to the 10% Stock Dividend.

In connection with the assignment of the license for the STORS technology from AFP (see Note 1), shares of the Company’s Common Stock issued to AFP were placed in a Voting Trust and distributed to the AFP stockholders. The Company owns 83,829 shares of its Common Stock previously included in the Voting Trust pursuant to a settlement agreement with a former AFP stockholder. These treasury shares have a zero cost basis.

The Company’s 1997 Stock Option Plan (the “Plan”) provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. At December 31, 2002, options for 55,100 shares of Common Stock were outstanding under the automatic grant provisions. No other grants under the Plan have been made.

During 2000, the Board of Directors granted a total of 660,000 non-qualified stock options to the officers of the Company and 154,000 non-qualified stock options to other parties, including 132,000 stock options to the law firm of which a member of the Board of Directors was a partner. These stock options are exercisable at $1.82 per share and expire five years from the date of grant. In October 2000, the Board of Directors awarded certain officers, directors and consultants a total of 484,000 non-qualified stock options. The options are exercisable at $6.36 per share, the quoted market price of the Company’s Common Stock on the date of grant, and expire five years from the date of grant. During 2001, the Board of Directors awarded certain officers and directors a total of 605,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant dates ($1.91 and $2.05) and expire five years from the those dates.

Pro forma information regarding net loss and loss per share (see Note 1) is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant for the period cumulative during the development stage through December 31, 2002 and the years ended December 31, 2002, 2001 and 2000 using a Black-Scholes option pricing model

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 7: Common Stock (continued)

with weighted-average assumptions for risk free interest rates of 5.70%, 4.08%, 4.58% and 6.22%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company’s Common Stock of 60%, and a weighted-average expected life of the options of 5 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Black Scholes option model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company had to estimate the expected stock price volatility without a significant amount of historical quoted stock price data, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information follows:

		Weighted
		Average
		Exercise
	Number	Price	Number
	of Shares	per Share	Exercisable

Balance at January 1, 2000	346,500	$1.82	341,000
Granted	1,303,500	3.51

Balance at December 31, 2000	1,650,000	3.16	1,644,500
Granted	605,000	1.99
Exercised	(4,400)	1.82

Balance at December 31, 2001	2,250,600	2.84	2,250,600
Granted	10,000	3.60

Balance at December 31, 2002	2,260,600	$2.85	2,260,600

The weighted average fair value of options granted during the periods presented above were approximately $2,705,000, $701,000 and $12,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 7: Common Stock (continued)

Exercise prices for options outstanding as of December 31, 2002 ranged from $1.82 to $6.36. The weighted average remaining contractual life of those options was 2.7 years at December 31, 2002.

During 2000, the Company entered into an agreement with an individual, an officer of DCI with which the Company has a marketing agreement (see Note 3), which provided for the purchase of $375,000 of the Company’s Series 98 Debentures and the issuance of warrants to purchase 1,000,000 shares of the Company’s Common Stock at $2.00 per share. The warrants were exercisable beginning on the date of issuance and ending on September 1, 2002, but with the right to purchase portions of the shares expiring in 125,000 share increments beginning December 1, 2000 and approximately every 3 months thereafter through September 1, 2002. The individual exercised 125,000 warrants for 125,000 shares of the Company’s Common Stock during 2000 and 375,000 warrants for 375,000 shares of the Company’s Common Stock during 2001. Warrants for 125,000 shares expired under terms of the agreement on December 1, 2001 and the remaining warrants for 375,000 shares expired under the terms of the agreement during 2002.

During 2001 and 2002, the Board of Directors approved the sale to current stockholders of shares of the Company’s Common Stock at $2.00 per share in order to provide the Company with the funds it would have received if the expired warrants discussed in the preceding paragraph had been exercised during 2001 and 2002. An aggregate of 282,358 shares were sold to stockholders for cash and 82,793 shares were issued to officers of the Company in satisfaction of net deferred compensation balances.

At December 31, 2002, there are outstanding warrants for the purchase of 645,042 shares of the Company’s Common Stock at $1.82 per share until expiration in various amounts through 2008. The warrant agreements provide for a reduction in the exercise price of the warrants in the event the Company issues Common Stock at a price lower than the exercise price of such warrants (see Note 11).

At December 31, 2002, approximately 11,800,000 shares of Common Stock were issuable under warrant, stock sale and stock option arrangements, the 1997 Stock Option Plan and for conversion of the Company’s Convertible Debentures.

Note 8: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2002, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 8: Employee benefit plans (continued)

During 1997, the Company’s Board of Directors established a five-year Executive Bonus Plan (the “Bonus Plan”) to reward executive officers and other key employees based upon the Company achieving certain performance levels. No persons have been entitled to receive bonus payments since the inception of the plan.

Note 9: Management’s consideration of going concern matters

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies. Furthermore, the Company has $225,623 of Series 98 Debentures that mature during 2003 (see Note 11). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

The Company is currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs. Management is seeking the necessary funds to meet the Company’s immediate or near-term liquidity needs through various alternatives, including through the issuance of Common Stock or other equity or debt securities. Due to, among other things, the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company has only successfully completed one such transaction in the recent months, a transaction whereby the Company raised $300,000 by issuing $300,000 of Series 02, 15% Convertible Debentures (the “Series 02 Debentures”) on December 26, 2002. Due to the current trading price of the Company’s Common Stock and the Company’s financial condition, no assurances can be given that such short-term financing will be available to the Company on favorable terms or otherwise or in a timely manner. The Company will likely be required to secure bridge financing in the immediate or near-term to provide the necessary liquidity to enable the Company to raise additional capital through the sale of equity or debt securities or through other alternatives. Since the issuance of the $300,000 Series 02 Debentures in December, 2002, the Company has been unable to identify any available sources for such additional bridge financing. As such, no assurances can be given that any financing will be available to the Company. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs, the Company will be unable to remain in operation.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 9: Management’s consideration of going concern matters (continued)

In the event the Company is unable to obtain necessary financing and obtain necessary capital in the near or long-term to fund its continued operations and development activities, the Company will consider various alternatives, including, but not limited to, the sale or sublicensing of its Technologies and/or filing a petition under federal bankruptcy laws.

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

The marketing agreement with DCI discussed in Note 3 provides for the issuance to the corporation of 62,500 warrants for 62,500 shares of the Company’s Common Stock exercisable within 10 years from the date of granting the warrants at a price of $2.00 per share within 90 days upon the signing of an agreement with a customer to purchase or utilize the Technologies.

During 2001, the Board of Directors granted a contingent option to a third party to purchase 125,000 shares of the Company’s Common Stock at a price of $3.50 per share exercisable within five years from the date of grant. The option is contingent upon the execution of a contract with the City of Atlanta, Georgia to use the Company’s Technologies and may not be exercised until such a contract has been executed.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 10: Commitments and contingencies (continued)

During June 2002, the Company signed a letter of intent with Shenzhen Fuhaoheng Investment Co. LTD, a Chinese corporation (“SFIC”), to form a joint venture company to design, construct and operate wastewater treatment plants within the People’s Republic of China (the “Chinese Letter of Intent”). The Chinese Letter of Intent expired on December 31, 2002. While no formal agreement is currently in place with SFIC, the company continues to negotiate and communicate with SFIC regarding a possible future agreement.

At December 31, 2002, the Company had cash in a financial institution that exceeded the limit insured by the Federal Deposit Insurance Corporation.

Note 11: Subsequent events

During January 2003, the Company’s Board of Directors approved the issuance of 50,000 shares of Common Stock to a stockholder in exchange for warrants previously purchased by the stockholder.

On April 2, 2003, the Company’s Board of Directors approved a resolution (the “Resolution”) to rescind and revoke the issuance of the Company’s Common Stock in connection with a plan, initiated by management without authorization by the Company’s Board of Directors, to provide working capital for the Company. The funding plan involved the pooling of shares of the Company’s Common Stock owned by certain shareholders, including three members of the Company’s Board of Directors, and the private placement sale of such shares to a third party. Proceeds received by the shareholders from the sales of the shares were to be reinvested in the Company either through the issuance of restricted Common Stock at $.35 per share or through loans to the Company.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 11: Subsequent events (continued)

The Resolution provides that management take appropriate actions to restore the parties involved in the funding plan back to the status of their respective interests in the Company prior to the implementation of the plan. In connection therewith, the December 2002 issuance of 230,827 shares of Common Stock to a stockholder involved in the funding plan for the conversion of $254,000 of Series 98 Convertible Debentures, plus accrued interest, has been rescinded and the stockholder’s Debentures and accrued interest have been reinstated as of December 31, 2002. Pursuant to the terms of the Resolution, the Company’s transfer agent has been instructed to cancel the certificate for the 230,827 shares and the certificates for the 542,858 shares issued to two stockholders at $.35 per share during January 2003.

The Resolution also ratifies loans to the Company aggregating $45,000 by the President and Chief Executive Officer of the Company during 2003.

As discussed in Note 4, the holder of $96,000 of the Company’s Series 98 Debentures agreed to extend the maturity date from January 15, 2003 to April 15, 2003. On April 15, 2003, this individual agreed to convert $15,000 of the Series 98 Debentures and accrued interest thereon to 26,597 shares of the Company’s Common Stock, based on a conversion price of $1.05 per share, and to extend the maturity of the remaining $81,000 of the Series 98 Debentures until July 1, 2003.

As a result of the issuance of the Company’s Common Stock at $1.05 per share on April 15, 2003, the exercise price of the warrants to purchase 645,042 shares of the Company’s Common Stock was reduced from $1.82 per share to $1.05 per share.