Form 10QSB
period 2003-03-31
THERMOENERGY CORP
filed 2003-05-14
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ____________________________ TO ____________________________

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,977,369 shares of common stock as of May 12, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$44,172	$211,329
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	–	–

	$44,172	$211,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of Convertible Debentures	$4,484,345	$225,623
Advances from officers	45,000
Accounts payable	313,793	332,221
Accrued interest payable – primarily to related parties	3,090,167	2,807,637
Deferred compensation	232,793	74,000

Total Current Liabilities	8,166,098	3,439,481
Convertible Debentures (Note 5)	1,261,266	5,519,988

Total Liabilities	9,427,364	8,959,469
Stockholders’ equity (deficit) (Notes 3 and 5):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value: authorized – 75,000,000 shares; March 31, 2003: issued – 6,034,601 shares; outstanding — 5,950,772 shares; December 31, 2002: issued – 5,984,601 shares; outstanding – 5,900,772 shares	6,035	5,985
Additional paid-in capital	9,158,159	9,158,209
Deficit accumulated during the development stage	(18,547,386)	(17,912,334)

	(9,383,192)	(8,748,140)

	$44,172	$211,329

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development
	Stage Through	Three Months Ended
	March 31,	March 31,
	2003	2003	2002

	(Unaudited)	(Unaudited)
Operating Expenses:
General and administrative	$10,728,768	$286,242	$207,462
Payments under licenses	1,112,266	25,000	25,000
Travel and entertainment	2,027,796	41,362	68,880

	13,868,830	352,604	301,342

Loss From Operations	(13,868,830)	(352,604)	(301,342)

Other Income (Expense)
Interest income	237,061	82	4,360
Gain on settlement of lawsuit	317,423
Other	59,574
Interest expense	(3,514,582)	(282,530)	(243,097)

	(2,900,524)	(282,448)	(238,737)

Net Loss	$(16,769,354)	$(635,052)	$(540,079)

Basic and Diluted
per Common Share (Note 2)
Loss From Operations	$(3.13)	$(0.06)	$(0.05)
Net Loss	$(3.79)	$(0.11)	$(0.10)

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2002 and the Three Months Ended
March 31, 2003 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, January 1988, (2,205,762 shares at $.08 per share)	$2,206	$178,094	$	$180,300
Net loss			(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094	(290,483)	(110,183)
Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695		457,001
Net loss			(338,985)	(338,985)

Balance (deficit), September 30, 1989	2,512	634,789	(629,468)	7,833
Net loss			(255,036)	(255,036)

Balance (deficit), September 30, 1990	2,512	634,789	(884,504)	(247,203)
Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813		70,857
Issuance of stock, May – June 1991, (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219		603,607
Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199		2,200
Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124		8,129
Net loss			(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144	(1,554,683)	(232,589)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Three Months Ended
March 31, 2003 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, October – December 1991 (150,925 shares at $1.60 per share)	$151	$241,329	$	$241,480
Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)		(16,899)
Issuance of stock, public offering, August – September 1992 (344 shares at $16.00 per share)	1	5,499		5,500
Net loss			(562,751)	(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)
Issuance of stock, public offering October 1992 – September 1993 (92,785 shares at $16.00 per share)	93	1,484,457		1,484,550
Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997		4,000
Issuance of warrants to stockholder		6,333		6,333
Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares at $16.00 per share)	6	102,994		103,000
Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991		150,000
Net loss			(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Three Months Ended
March 31, 2003 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of warrants to stockholders	$	$226,000	$	$226,000
Issuance of stock for exercise of stock options, March 1994 (3,750 shares at $1.60 per share)	4	5,996		6,000
Issuance of stock for exercise of warrants by stockholder, August 1994 (3,677 shares at $13.60 per share)	4	49,997		50,001
Net loss			(767,427)	(767,427)

Balance (deficit), September 30, 1994	3,210	3,578,849	(4,092,782)	(510,723)
Issuance of warrants to stockholders		9,760		9,760
Issuance of stock, May 1995 (6,250 shares at $8.00 per share)	6	49,994		50,000
Issuance of stock for exercise of warrants by stockholder, June 1995 (6,250 shares at $8.00 per share)	6	49,994		50,000
Issuance of stock for expenses, July 1995 (18,750 shares at $8.00 per share)	19	149,981		150,000
Net loss			(896,998)	(896,998)

Balance (deficit), September 30, 1995	3,241	3,838,578	(4,989,780)	(1,147,961)
Issuance of warrants to stockholders		5,340		5,340
Net loss			(551,621)	(551,621)

Balance (deficit), September 30, 1996	3,241	3,843,918	(5,541,401)	(1,694,242)
Issuance of stock, July 1997 (50,000 shares at $2.00 per share)	50	99,950		100,000
Conversion of $338,100 of notes payable to stockholders and accrued interest, July 1997 (195,596 shares at $2.00 per share)	196	390,996		391,192
Net loss			(1,196,036)	(1,196,036)

Balance (deficit), September 30, 1997	3,487	4,334,864	(6,737,437)	(2,399,086)
Net loss			(797,099)	(797,099)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Three Months Ended
March 31, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Three Months Ended
March 31, 2003 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	283	564,433		564,716
Conversion of $100,000 of Convertible Debentures plus accrued interest, February 2002 (55,000 shares at $2.00 per share)	55	109,945		110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503		165,586
Issuance of stock for 10% stock dividend, June 2002, (522,931 shares at $3.40 per share)	523	1,777,442	(1,777,965)
Net loss			(2,565,483)	(2,565,483)

Balance (deficit), December 31, 2002	5,985	9,158,209	(17,912,334)	(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 shares at $2.00 per share)	50	(50)
Net loss			(635,052)	(635,052)

Balance (deficit), March 31, 2003	$6,035	$9,158,159	$(18,547,386)	$(9,383,192)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development
	Stage Through	Three Months Ended March 31,
	March 31, 2003	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(16,769,354)	$(635,052)	$(540,079)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	708,338
Other	(123,546)
Changes in:
Advances to officers	(1,437,516)		(44,000)
Other receivables	(142,468)		(1,405)
Accounts payable	1,088,879	(18,428)	(89,897)
Accrued expenses	3,398,794	282,530	243,097
Deferred compensation	3,108,592	158,793	83,192

Net cash used in operating activities	(10,148,472)	(212,157)	(349,092)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	4,508,960		229,116
Proceeds from notes payable and advances from officers	1,710,609	45,000
Proceeds from Convertible Debentures	3,725,000
Payments on notes payable	(154,609)
Other	108,410

Net cash provided by financing activities	9,898,370	45,000	229,116

Increase (decrease) in cash	44,172	(167,157)	(119,976)
Cash, beginning of period	0	211,329	557,870

Cash, end of period	$44,172	$44,172	$437,894

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2:   LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company’s Convertible Debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 5,942,994, 5,712,077, and 4,424,389 shares for the periods ended March 31, 2003 and 2002, and cumulative since inception through March 31, 2003, respectively.

NOTE 3:   COMMON STOCK

During January 2003, the Company’s Board of Directors approved the issuance of 50,000 shares of Common Stock to a shareholder in exchange for warrants previously purchased by the shareholder.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

NOTE 4:   MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies (defined below in “Business Plan – Development and Commercialization of Technologies”). Furthermore, the Company has $4,484,345 of Series 98 Debentures that mature within one year (see Note 5). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

The Company is currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs. Management is seeking the necessary funds to meet the Company’s immediate or near-term liquidity needs through various alternatives, including through the issuance of Common Stock or other equity or debt securities. Due to, among other things, the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company has only successfully completed one such transaction in recent months, a transaction whereby the Company raised $300,000 by issuing $300,000 of Series 02, 15% Convertible Debentures (the “Series 02 Debentures”) in December 2002. No assurances can be given that such short-term financing will be available to the Company on favorable terms or otherwise or in a timely manner. See Note 5 for a discussion of a new series of convertible debentures approved by the Board of Directors during April 2003.

The Company will likely be required to secure bridge financing in the immediate or near-term to provide the necessary liquidity to enable the Company to raise additional capital through the sale of equity or debt securities or through other alternatives. In the event the Company is unable to obtain necessary financing and obtain necessary capital in the near or long-term to fund its continued operations and development activities, the Company will consider various alternatives, including, but not limited to, the sale or sublicensing of its Technologies and/or filing a petition under federal bankruptcy laws. If the Company does not raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs, the Company will be unable to remain in operation.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

NOTE 4:   MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (continued)

Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. The Company continues to seek collaboration relationships with third parties in order to pursue this business strategy.

NOTE 5:   SUBSEQUENT EVENTS

On April 15, 2003, the holder of $96,000 of the Company’s Series 98 Debentures (which had agreed to extend the maturity date of such Debentures to April 15, 2003) agreed to convert $15,000 of the Debentures and accrued interest thereon to 26,597 shares of the Company’s Common Stock, based on a conversion price of $1.05 per share, and to extend the maturity of the remaining $81,000 of the Series 98 Debentures until July 1, 2003.

On April 29, 2003, the Company’s Board of Directors approved the sale of up to $500,000 of Series 03 Convertible Debentures. The Debentures would bear interest at a rate of 15% and would mature in five years, subject to a two-year call provision at par. The Debentures, which will be offered at a discount of 20% from par, would be convertible into shares of the Company’s Common Stock at $1.05 per share.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and the notes to the financial statements appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and actual future activities and the Company’s results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies; (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

The Company undertakes no obligation to publicly revise these forward-looking statements after the date of this quarterly report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the Company’s 2002 Form 10-KSB for the year ended December 31, 2002 as filed with the Commission on April 25, 2003 (the “Form 10-KSB”).

Business Plan

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The following summary sets forth the Company’s plan of operations for the next twelve months.

Cash Requirements; Need for Additional Funds. The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of March 31, 2003, the Company had available cash of $44,172 comparable to $211,329 available cash as of March 31, 2002. As discussed in the Form 10-KSB, management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $600,000 to $1,200,000, including license-related payments during the second and third quarters of 2003 of approximately $100,000 due to BMI (as defined below in “Development and Commercialization of Technologies).

The Company has an aggregate of approximately $210,623 of Series 98, 15% unsecured convertible debentures (the “Series 98 Debentures”) that will mature on July 1 and September 15, 2003, of which $81,000 will mature on July 1 and $129,623 will mature on September 15, 2003. The holder of the $129,623 Series 98 Debentures agreed on May 7, 2003 to extend the maturity date of those debentures from May 15, 2003 to September 15, 2003. The principal and accrued interest of the Series 98 Debentures are convertible into shares of Common Stock at the conversion price of $1.05. The Company does not expect any of the holders of the Series 98 Debentures due on July 1 or September 15, 2003 to convert the debentures into Common Stock unless the stock price rises above the $1.05 conversion price. The Company does not currently have the cash necessary to pay the Series 98 Debentures that mature on July 1 or September 15. If the Company cannot negotiate extensions on the July 1 or September 15, 2003 Series 98 Debentures, or if the Company cannot raise the necessary capital to retire the Series 98 Debentures, then the Company will be in default under those debentures.

In addition, the Company has an aggregate of approximately $4,258,722 of the Series 98 Debentures that previously were extended to a January 15, 2004 maturity date from a January 15, 2003 maturity date. The Company hopes that the Common Stock of the Company will be trading above the $1.05 conversion price at the maturity date and that the holders of the January 15, 2004 debentures will convert the principal and accrued interest of the debentures into Common Stock. However, there is no assurance that the Common Stock of the Company will be at a price that is greater than the conversion price or that the holders will elect to convert. The Company does not have the cash to pay the holders of the Series 98 Debentures that mature on January 15, 2004. If the Company does not raise the necessary capital to retire the Series 98 Debentures that expire on January 15, 2004 or negotiate further extensions with the holders, then the Company will default on the terms of those debentures.

In addition to the amounts that might be required to repay the debentures due to mature on July 1 and September 15, 2003, and January 15, 2004, respectively, the Company will need to raise capital in the next 12 months in order to continue its operations. The Company and its financial advisor are currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities. These alternatives include the issuance of Common Stock, the issuance of other equity or debt securities (including the issuance of Series 03 Convertible Debentures authorized by the Board of Directors on April 29, 2003 (see Note 5 of Notes to Financial Statements)) or bridge financing arrangements with commercial lenders. However, as of the date of this quarterly filing, the Company has not raised any capital during 2003. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, the Company will not be able to continue its operations.

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

Because the Company does not currently possess the technical, operational or financial resources necessary to construct or operate STORS, ThermoFuel, NitRem, ARP or TIPS facilities or a commercial facility without external project funding and the ability to source engineering skills, the Company continues to pursue strategic partners with the ability to assist in the marketing and commercialization of the Technologies.

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

Purchase of Plant or Significant Equipment. The Company currently owns no plants and equipment. As discussed in the Form 10-KSB, the Company and its financial advisor are currently searching for possible acquisition targets with complementary products and services to the Company’s Technologies and an established recurring stream of revenue from operations. As of the date of this quarterly filing, the Company does not have a transaction to report, and there can be no assurance that the Company will be able to consummate any such transaction in the next 12 months.

Results of Operations

For the three months ended March 31, 2003, the Company incurred a net loss of $635,052 compared to $540,079 for the three months ended March 31, 2002. General and administrative expenses increased during the three-month periods ended March 31, 2003, compared to March 31, 2002 due primarily to compensation increases provided for in the Company’s employment agreements with its officers and due to increases in professional fees. Travel and entertainment expenses decreased during the same periods due to the Company’s efforts to conserve cash during the first quarter of 2003. Interest expense for the three months ended March 31, 2003 increased compared to the same period for 2002 due to the issuance of $300,000 of Series 02 Convertible Debentures during December 2002 and due to the effect of interest compounding.

Liquidity and Capital Resources

During the three-month period ended March 31, 2003, the Company used $212,157 of cash in operations compared to $349,092 in the comparable period of 2002. This decrease is consistent with the Company’s efforts to conserve cash.

Due to, among other things, the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company’s source of funds for the three months ended March 31, 2003 was limited to borrowings from officers. During the quarter ended March 31, 2002 the Company met its liquidity needs primarily from the issuance of Common Stock for cash. See “Business Plan – Cash Requirements” herein for a discussion of cash requirements for the year ending December 31, 2003.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Change in Securities.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

None.

Item 5.   Other Information.

None.

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

     (b)    No reports on Form 8-K were filed during the quarterly period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	THERMOENERGY CORPORATION

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

Date:	May 14, 2003
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

Date:	May 14, 2003
/s/ P. L. Montesi

P. L. Montesi
President, Treasurer and Principal Financial Officer