Form 10QSB
period 2003-06-30
THERMOENERGY CORP
filed 2003-08-19
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,977,369 shares of common stock as of August 11, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIGNATURES
EX-31.1 CEO SECTION 302 CERTIFICATION
EX-31.2 PFO SECTION 302 CERTIFICATION
EX-32.1 CEO SECTION 906 CERTIFICATION
EX-32.2 PFO SECTION 906 CERTIFICATION
EX-99.1 PROSPECT STREET VENTURES AGREEMENT

THERMOENERGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$19,486	$211,329
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$19,486	$211,329

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current maturities of Convertible Debentures (Notes 2, 3 and 6)	$4,469,345	$225,623
Accounts payable	346,426	332,221
Accrued interest payable – primarily to related parties (Note 6)	3,385,142	2,807,637
Deferred compensation (Note 3)	88,614	74,000

Total Current Liabilities	8,289,527	3,439,481
Convertible Debentures (Notes 2, 3 and 6)	1,683,239	5,519,988

Total Liabilities	9,972,766	8,959,469
Stockholders equity (deficit) (Notes 2, 3, 4 and 6):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value: authorized – 75,000,000 shares; June 30, 2003: issued – 6,061,198 shares; outstanding - 5,977,369 shares; December 31, 2002: issued – 5,984,601 shares; outstanding – 5,900,772 shares	6,061	5,985
Additional paid-in capital	9,186,060	9,158,209
Deficit accumulated during the development stage	(19,145,401)	(17,912,334)

	(9,953,280)	(8,748,140)

	$19,486	$211,329

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development
	Stage Through	Six Months Ended		Three Months Ended
	June 30,	June 30,		June 30,
	2003	2003	2002	2003	2002

	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	$10,964,160	$521,634	$605,377	$235,392	$397,915
Payments under licenses	1,137,266	50,000	50,000	25,000	25,000
Travel and entertainment	2,062,243	75,809	142,723	34,447	73,843

	14,163,669	647,443	798,100	294,839	496,758

Loss From Operations	(14,163,669)	(647,443)	(798,100)	(294,839)	(496,758)

Other Income (Expense) Interest income	237,094	115	7,411	33	3,051
Gain on settlement of lawsuit	317,423
Other	59,574
Interest expense	(3,817,791)	(585,739)	(495,146)	(303,209)	(252,049)

	(3,203,700)	(585,624)	(487,735)	(303,176)	(248,998)

Net Loss	$(17,367,369)	$(1,233,067)	$(1,285,835)	$(598,015)	$(745,756)

Basic and Diluted per Common Share (Note 2) Loss From Operations	$(3.18)	$(0.11)	$(0.14)	$(0.05)	$(0.09)
Net Loss	$(3.90)	$(0.21)	$(0.23)	$(0.10)	$(0.13)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2002 and the Six Months Ended
June 30, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Six Months Ended
June 30, 2003 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, October - December 1991 (150,925 shares at $1.60 per share)	$151	$241,329	$	$241,480
Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)		(16,899)
Issuance of stock, public offering, August - September 1992 (344 shares at $16.00 per share)	1	5,499		5,500
Net loss			(562,751)	(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)
Issuance of stock, public offering October 1992 - September 1993 (92,785 shares at $16.00 per share)	93	1,484,457		1,484,550
Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997		4,000
Issuance of warrants to stockholder		6,333		6,333
Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares at $16.00 per share)	6	102,994		103,000
Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991		150,000
Net loss			(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Six Months Ended
June 30, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Six Months Ended
June 30, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Six Months Ended
June 30, 2003 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	283	564,433		564,716
Conversion of $100,000 of Convertible Debentures plus accrued interest, February 2002 (55,000 shares at $2.00 per share)	55	109,945		110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503		165,586
Issuance of stock for 10% stock dividend, June 2002, (522,931 shares at $3.40 per share)	523	1,777,442	(1,777,965)
Net loss			(2,565,483)	(2,565,483)

Balance (deficit), December 31, 2002	5,985	9,158,209	(17,912,334)	(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 shares at $2.00 per share)	50	(50)
Conversion of $15,000 of Convertible Debentures plus accrued interest, April 2003 (26,597 shares at $1.05 per share)	26	27,901		27,927
Net loss			(1,233,067)	(1,233,067)

Balance (deficit), June 30, 2003	$6,061	$9,186,060	$(19,145,401)	$(9,953,280)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development
	Stage Through	Six Months Ended June 30,
	June 30, 2003	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(17,367,369)	$(1,233,067)	$(1,285,835)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	708,338
Other	(117,054)	6,492
Changes in:
Advances to officers	(1,437,516)		(86,500)
Other receivables	(142,468)		(2,578)
Accounts payable	1,121,512	14,205	(53,697)
Accrued expenses	3,706,696	590,432	495,146
Deferred compensation	3,256,894	307,095	166,413

Net cash used in operating activities	(10,251,158)	(314,843)	(767,051)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	4,508,960		392,116
Proceeds from notes payable and advances from officers	1,735,609	70,000
Proceeds from Convertible Debentures	3,798,000	73,000
Payments on notes payable and advances from officers	(174,609)	(20,000)
Other	108,410

Net cash provided by financing activities	9,976,370	123,000	392,116

Increase (decrease) in cash	19,486	(191,843)	(374,935)
Cash, beginning of period	0	211,329	557,870

Cash, end of period	$19,486	$19,486	$182,935

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2003

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

The Company’s filing with the Securities and Exchange Commission, including its reports under the Securities and Exchange Act of 1934, as amended, can be found through the Company’s website at http://www.thermoenergy.com/financial.htm. The information contained in the Company’s website is not deemed to be a part of this filing.

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of common stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company’s Debentures (as such term is defined in Note 3 below) were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,449,435 shares for the period cumulative since inception through June 30, 2003, 5,958,220, and 5,636,033 shares for the six-month periods ended June 30, 2003 and 2002, respectively, and 5,973,277, and 5,712,077 shares for the three-month periods ended June 30, 2003 and 2002, and, respectively.

THERMOENERGY CORPORATION

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE 3: CONVERTIBLE DEBENTURES AND ADVANCES FROM OFFICERS

On April 29, 2003, the Company’s Board of Directors approved the Company’s sale of its Series 03 Convertible Debentures (the “Series 03 Debentures”). The Series 03 Debentures were offered at a discount of 20% from par value and were convertible according to the terms set forth by the Board of Directors into shares of the Company’s common stock, $.001 par value per share (the “Common Stock”), at $1.05 per share.

During the second quarter of 2003, the Company sold $91,250 (par amount) of the Series 03 Debentures for $73,000 in cash. The Company also issued during the second quarter of 2003 an aggregate of $428,101 (par amount) of the Series 03 Debentures in satisfaction of $50,000 of advances to the Company from officers and of $292,481 of deferred compensation owed by the Company to its officers.

During the six months ended June 30, 2003, the Company received $70,000 in advances from officers. These advances were repaid as of June 30, 2003 ($20,000 in cash and the remaining balance in Series 03 Debentures as described above). As discussed further in Note 6 hereof, the Company announced on August 8, 2003 that it had received commitments from the holders of 100% of the Series 03 Debentures as well as commitments from holders of 100% of the Company’s outstanding Series 98 Convertible Debentures (the “Series 98 Debentures”), Series 01 Convertible Debentures (the “Series 01 Debentures”) and Series 02 Convertible Debentures (the “Series 02 Debentures”, and collectively with the Series 98 Debentures, the Series 01 Debentures and the Series 03 Debentures, the “Debentures”) to convert the outstanding principal amount (plus all accrued interest) of the Debentures into shares of the Company’s Common Stock at $1.05 per share (the “Conversion”). The Debentures were scheduled to mature beginning in January 2004.

NOTE 4: COMMON STOCK

During January 2003, the Company’s Board of Directors approved the Company’s issuance of 50,000 shares of Common Stock to a shareholder of the Company in exchange for warrants previously purchased by the shareholder.

During April 2003, the Company issued 26,597 shares of Common Stock at $1.05 per share for the conversion of $15,000 of the Series 98 Debentures and accrued interest thereon.

NOTE 5: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company’s Technologies (as such term is defined herein under “Management’s Discussion and Analysis - Business Plan – Development and Commercialization of

THERMOENERGY CORPORATION

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE 5: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (continued)

Technologies”). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs. Management is seeking the necessary funds to meet the Company’s immediate or near-term liquidity needs through various alternatives, including through the issuance of Common Stock or other equity or debt securities. No assurances can be given that such short-term financing will be available to the Company on favorable terms or otherwise or in a timely manner (see Note 6).

The Company has to secure additional financing in the immediate or near-term to provide the necessary liquidity to enable the Company to raise additional capital through the sale of equity or debt securities or through other alternatives. In the event the Company is unable to obtain necessary financing and obtain necessary capital in the near term to fund its continued operations and development activities, the Company will consider various alternatives, including, but not limited to, the sale or sublicensing of its Technologies and/or filing a petition under federal bankruptcy laws. If the Company does not raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs, the Company will be unable to remain in operation. At June 30, 2003, the Company did not have sufficient cash on hand or access to capital to fund its outstanding accounts payable.

NOTE 6: SUBSEQUENT EVENTS

During July 2003, the Company received a $10,000 advance from an officer. This advance was repaid with proceeds from a $50,000 note payable to a bank which is due in November 2003. The note payable is guaranteed by the Chief Executive Officer and Principal Financial Officer of the Company.

During July 2003, the Company announced its intention of seeking the conversion of all outstanding Debentures and related accrued interest ($9,537,726 in the aggregate as of June 30, 2003) into shares of Common Stock at a conversion price of $1.05 per share. On August 8, 2003, the Company announced the holders’ consent to the Conversion. As of the date of this filing, the Company is in the process of effecting the Conversion. The Conversion will result in the issuance by the Company of approximately 9,500,000 shares of Common Stock which will increase the outstanding shares of Common Stock from

THERMOENERGY CORPORATION

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE 6: SUBSEQUENT EVENTS (continued)

5,977,369 as of the date of this filing to approximately 15,500,000 shares. The Company expects the Conversion to be completed during the third quarter of 2003.

Pursuant to the terms of a letter agreement dated June 26, 2003, the Company has engaged Prospect Street Ventures to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives. As compensation for its services to the Company, Prospect Street will receive shares of Common Stock as a retainer fee and additional shares of Common Stock on a monthly basis during the course of the engagement. Prospect Street Ventures will also be entitled to a success fee upon the completion of any transaction. In addition, Prospect Street Ventures will be also entitled to compensation if certain transactions are completed within two years of the termination of the agreement.

The Company has previously engaged other financial advisors to assist it in the raising of capital and its consideration of various strategic alternatives. The Company has not completed any transactions as a result of these engagements, and is no longer using the services of those advisors. However, pursuant to the terms of the Company’s agreements with those advisors, any capital or strategic transactions completed by the Company in the future may result in cash and/or equity compensation being due to such advisors under the tail provisions of the agreements.

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

The Company undertakes no obligation to publicly revise these forward-looking statements after the date of this quarterly report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the Company’s 2002 Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on April 25, 2003 (the “Form 10-KSB”).

The Company’s filing with the Securities and Exchange Commission, including its reports under the Securities and Exchange Act of 1934, as amended, can be found through the Company’s website at http://www.thermoenergy.com/financial.htm. The information contained in the Company’s website is not deemed to be a part of this filing.

Business Plan

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The following summary sets forth the Company’s plan of operations for the next twelve months.

Cash Requirements; Need for Additional Funds. The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of June 30, 2003, the Company had available cash of $19,486 compared to $182,935 available cash as of June 30, 2002. As discussed in the Form 10-KSB, management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $600,000 to $1,200,000, including license-related payments of approximately $75,000 during the third quarter of 2003 to BMI (as defined below in “Business Plan — Development and Commercialization of Technologies”). At June 30, 2003, and as of the date of this filing, the Company did not and does not have sufficient cash on hand or access to capital to pay its outstanding accounts payable or to fund its future activities.

On August 8, 2003, the Company announced the Conversion, which eliminates the risk of default on the terms of the Debentures. The Company believes that the Conversion, by eliminating a substantial amount of current debt, will assist the Company in raising necessary capital in the short term to fund its immediate cash needs and in the next 12 months to enable it to implement its marketing and development strategy and continue its operations.

The Company is currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities. These alternatives include the issuance of Common Stock, the issuance of other equity or debt securities, bridge financing arrangements with commercial lenders or various combinations of the above alternatives. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, the Company will not be able to continue its operations.

In order to assist it with the foregoing, as discussed in Note 6 of the Notes To Financial Statements herein, the Company has engaged Prospect Street Ventures to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives.

In addition to these financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management continues to review the possible ramifications of sublicensing or selling one or more of its Technologies. However, as of the date of this filing, the Company has not entered into any agreements or negotiations with any third parties in connection with the sublicensing or purchasing any of the Technologies. In the event the Company is unable to obtain funds necessary to continue operations, it will consider other alternatives, including, but not limited to, filing a petition under federal bankruptcy laws.

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

Purchase of Plant or Significant Equipment. The Company currently owns no plants and equipment. The Company is currently searching for possible acquisition targets with complementary products and services to the Company’s Technologies and an established recurring stream of revenue from operations. As of the date of this filing, the Company does not have a transaction to report, and there can be no assurance that the Company will be able to consummate any such transaction in the next 12 months or otherwise.

Results of Operations

For the six months ended June 30, 2003, the Company incurred a net loss of $1,233,067 compared to $1,285,835 for the six months ended June 30, 2002. For the three months ended June 30, 2003, the Company incurred a net loss of $598,015 compared to $745,756 for the three months ended June 30, 2002. General and administrative expenses decreased during the six-month and the three-month periods ended June 30, 2003, compared to June 30, 2002 due primarily to the closing of the Energy Resources Division during February 2003 and due to the Company’s efforts to conserve cash. Travel and entertainment expenses decreased during the same periods due to the significant decrease in funds received by the Company from financing activities during the 2003 periods compared to the 2002 periods. Interest expense for the six months and three months ended June 30, 2003 increased compared to the same periods for 2002 due to the issuance of Series 02 Debentures ($300,000 during December 2002) and of Series 03 Debentures ($519,351 during the second quarter of 2003) and due to the effect of interest compounding.

Liquidity and Capital Resources

During the six-month period ended June 30, 2003, the Company used $314,843 of cash in operations compared to $767,051 in the comparable period of 2002. This decrease is consistent with the Company’s efforts to conserve cash due to the decline in funds from the Company’s financing activities.

Due to, among other things, the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company’s source of funds for the six months ended June 30, 2003 was limited to borrowings from officers and the sale of $91,250 of Series 03 Debentures for $73,000 in cash. During the six months ended June 30, 2002 the Company met its liquidity needs primarily from the issuance of Common Stock for cash. See “Business Plan – Cash Requirements” herein for a discussion of cash requirements for the next 12 months.

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

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and its Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Principal Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

In addition, no changes in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

Please see Note 3 and Note 6 in Part I hereof for information concerning the Company’s conversion of its convertible debentures.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Company’s 2003 annual meeting of shareholders was held on June 19, 2003 (the “Annual Meeting”). A total of 3,748,239 shares of the Company’s Common Stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by shareholders either present in person or by proxy. At such meeting the shareholders elected Paul A. Loeffler (“Loeffler”) and Andrew T. Melton (“Melton”), to the Company’s board of directors to serve three-year terms until the 2006 annual shareholders meeting. Loeffler and Melton both received 3,695,002 votes or 98.6% of shares voted while 53,237 of the shares voted were withheld from voting for both nominees. Also at the Annual Meeting, the shareholders ratified the board of directors’ selection of Kemp & Company as the Company’s independent auditors for the 2003 fiscal year. Kemp & Company received the affirmative vote of 3,698,209 of the shares voted.

Item 5. Other Information.

None.

Item 6. Exhibits and Report on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Engagement Agreement between Prospect Street Ventures and the Company.

(b)	No reports on Form 8-K were filed during the quarterly period ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2003	THERMOENERGY CORPORATION

/s/ P.L. Montesi

P.L. Montesi, President, Treasurer and Principal Financial Officer