Form 10QSB
period 2003-09-30
THERMOENERGY CORP
filed 2003-11-13
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM ______________  TO ______________

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
Yes  [  ]   No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,369,795 shares of common stock as of November 10, 2003.

Transitional Small Business Disclosure Format (Check one):   Yes  [  ]   No  [x]

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II- OTHER INFORMATION
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
Ex-99.1 Letter of Intent

THERMOENERGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$4,983	$211,329
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$4,983	$211,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of Convertible Debentures (Notes 2 and 3)	$	$225,623
Advances from officers	58,000
Accounts payable	507,317	332,221
Accrued interest payable – primarily to related parties		2,807,637
Deferred compensation (Note 3)	261,806	74,000

Total Current Liabilities	827,123	3,439,481
Convertible Debentures (Notes 2 and 3)		5,519,988

Total Liabilities	827,123	8,959,469
Stockholders’ equity (deficit) (Notes 2, 3, 4, 6 and 7):
Preferred stock, non-voting, $1 par value:
Authorized – 10,000,000 shares; none issued Common Stock, $.001 par value: authorized – 75,000,000 shares;
September 30, 2003: issued – 15,723,957 shares; outstanding – 15,640,128 shares; December 31, 2002: issued – shares; outstanding – 5,900,772 shares	15,724	5,985
Additional paid-in capital	19,321,544	9,158,209
Deficit accumulated during the development stage	(20,159,408)	(17,912,334)

	(822,140)	(8,748,140)

	$4,983	$211,329

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development
	Stage Through	Nine Months Ended		Three Months Ended
	September 30,	September 30,		September 30,
	2003	2003	2002	2003	2002

	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	$11,541,209	$1,098,683	$904,293	$577,049	$281,822
Payments under licenses	1,162,266	75,000	75,000	25,000	25,000
Travel and entertainment	2,075,488	89,054	189,160	13,245	63,531

	14,778,963	1,262,737	1,168,453	615,294	370,353

Loss From Operations	(14,778,963)	(1,262,737)	(1,168,453)	(615,294)	(370,353)

Other Income (Expense)
Interest income	237,113	134	9,555	19	2,144
Gain on settlement of lawsuit	317,423
Other	59,574		10,024		10,024
Interest expense	(4,216,523)	(984,471)	(759,048)	(398,732)	(263,902)

	(3,602,413)	(984,337)	(739,469)	(398,713)	(251,734)

Net Loss	$(18,381,376)	$(2,247,074)	$(1,907,922)	$(1,014,007)	$(622,087)

Basic and Diluted per Common Share (Note 2)
Loss From Operations	$(3.22)	$(0.15)	$(0.21)	$(0.05)	$(0.06)
Net Loss	$(4.00)	$(0.27)	$(0.34)	$(0.08)	$(0.11)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2002 and the Nine Months Ended
September 30, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Nine Months Ended
September 30, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Nine Months Ended
September 30, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Nine Months Ended
September 30, 2003 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2002 and the Nine Months Ended
September 30, 2003 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	283	564,433		564,716
Conversion of $100,000 of Convertible Debentures plus accrued interest, February 2002 (55,000 shares at $2.00 per share)	55	109,945		110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503		165,586
Issuance of stock for 10% stock dividend, June 2002, (522,931 shares at $3.40 per share)	523	1,777,442		(1,777,965)
Net loss			(2,565,483)	(2,565,483)

Balance (deficit), December 31, 2002	5,985	9,158,209	(17,912,334)	(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 shares at $2.00 per share)	50	(50)
Conversion of $15,000 of Convertible Debentures plus accrued interest, April 2003 (26,597 shares at $1.05 per share)	26	27,901		27,927
Issuance of stock for compensatory awards to nonofficer members of the Board of Directors, July 2003 (15,000 shares at $1.00 per share)	15	14,985		15,000
Conversion of all outstanding Convertible Debentures plus accrued interest, July and August 2003, (9,647,759 shares at $1.05 per share)	9,648	10,120,499		10,130,147
Net loss			(2,247,074)	(2,247,074)

Balance (deficit), September 30, 2003	$15,724	$19,321,544	$(20,159,408)	$(822,140)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development
	Stage Through	Nine Months Ended September 30,
	September 30, 2003	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(18,381,376)	$(2,247,074)	$(1,907,922)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	708,338
Other	(117,054)	6,492
Changes in:
Advances to officers	(1,437,516)		(110,500)
Other receivables	(142,468)		(4,182)
Accounts payable	1,282,403	175,096	(21,527)
Accrued expenses	4,314,117	1,197,853	759,048
Deferred compensation	3,430,086	480,287	265,156

Net cash used in operating activities	(10,323,661)	(387,346)	(1,019,927)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	4,508,960		564,716
Proceeds from notes payable and advances from officers	1,803,609	138,000
Proceeds from Convertible Debentures	3,798,000	73,000
Payments on notes payable and advances from officers	(184,609)	(30,000)
Other	108,410

Net cash provided by financing activities	10,034,370	181,000	564,716

Increase (decrease) in cash	4,983	(206,346)	(455,211)
Cash, beginning of period	0	211,329	557,870

Cash, end of period	$4,983	$4,983	$102,659

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company’s Convertible Debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 4,592,217 shares for the period cumulative since inception through September 30, 2003, 8,475,364 and 5,692,656 shares for the nine-month periods ended September 30, 2003 and 2002, respectively, and 13,427,593, and 5,804,056 shares for the three-month periods ended September 30, 2003 and 2002, and, respectively.

NOTE 3: CONVERTIBLE DEBENTURES AND ADVANCES FROM OFFICERS

On April 29, 2003, the Company’s Board of Directors approved the Company’s sale of its Series 03 Convertible Debentures (the “Series 03 Debentures”). The Series 03 Debentures were offered at a discount of 20% from par value and were convertible according to the terms set forth

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE 3: CONVERTIBLE DEBENTURES AND ADVANCES FROM OFFICERS (CONTINUED)

by the Board of Directors into shares of the Company’s common stock, $.001 par value per share (the “Common Stock”), at $1.05 per share.

During the second quarter of 2003, the Company sold $91,250 (par amount) of the Series 03 Debentures for $73,000 in cash. The Company also issued during the second quarter of 2003 an aggregate of $428,101 (par amount) of the Series 03 Debentures to certain officers of the Company in satisfaction of $50,000 of advances to the Company from those officers and in satisfaction of $292,481 of deferred compensation owed by the Company to its officers.

During the nine months ended September 30, 2003, the Company received $138,000 in advances from officers. Repayments of the advances during that period aggregated $80,000 ($30,000 in cash and $50,000 in Series 03 Debentures as described above).

During July and August 2003, the Company received commitments from the holders of 100% of the Series 03 Debentures as well as commitments from holders of 100% of the Company’s outstanding Series 98 Convertible Debentures (the “Series 98 Debentures”), Series 01 Convertible Debentures (the “Series 01 Debentures”) and Series 02 Convertible Debentures (the “Series 02 Debentures”, and collectively with the Series 98 Debentures, the Series 01 Debentures and the Series 03 Debentures, the “Debentures”) to convert the outstanding principal amount (plus all accrued interest) of the Debentures into shares of the Company’s Common Stock at $1.05 per share (the “Conversion”). The Debentures were scheduled to mature beginning in January 2004. A total of 9,647,759 shares were issued to the Debenture holders during the quarter ended September 30, 2003.

NOTE 4: COMMON STOCK

During January 2003, the Company’s Board of Directors approved the issuance of 50,000 shares of Common Stock to a shareholder in exchange for warrants previously purchased by the shareholder. During April 2003, the Company issued 26,597 shares of Common Stock at $1.05 per share for the conversion of $15,000 of the Series 98 Debentures and accrued interest thereon. During July 2003, the Company issued 15,000 shares of Common Stock to the nonofficer members of the Board of Directors of the Company. Compensation expense of $15,000 was recorded in connection with the issuance of these shares. As described in Note 3, the Company issued 9,647,759 shares of Common Stock during July and August 2003 in satisfaction of all outstanding Debentures and related accrued interest.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE 5: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company’s Technologies (as such term is defined herein under “Management’s Discussion and Analysis – Business Plan – Development and Commercialization of Technologies”). The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions during the next year. The Company is currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities and to otherwise satisfy the Company’s liquidity needs. Management is seeking the necessary funds to meet the Company’s immediate or near-term liquidity needs through various alternatives, including through the issuance of Common Stock or other equity or debt securities. No assurances can be given that such short-term financing will be available to the Company on favorable terms or otherwise or in a timely manner (see Note 7).

The Company has to secure additional financing in the immediate or near-term to provide the necessary liquidity to enable the Company to raise additional capital through the sale of equity or debt securities or through other alternatives. In the event the Company is unable to obtain necessary financing and obtain necessary capital in the near term to fund its continued operations and development activities, the Company will consider various alternatives, including, but not limited to, the sale or sublicensing of its Technologies and/or filing a petition under federal bankruptcy laws. If the Company does not raise the necessary capital to satisfy the Company’s liquidity needs, it will be unable to remain in operation. At September 30, 2003, the Company did not have sufficient cash on hand or access to capital to fund its outstanding accounts payable.

NOTE 6: COMMITMENTS

Pursuant to the terms of a letter agreement dated June 26, 2003, the Company has engaged Prospect Street Ventures to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives. As compensation for its services to the Company, Prospect Street will receive shares of Common Stock as a retainer fee and will receive additional shares of Common Stock on a monthly basis during the course of the engagement. Prospect Street Ventures will also be entitled to a success fee upon the completion of any transaction. In addition, Prospect Street Ventures will also be entitled to compensation if certain transactions are completed within two years of the termination of the agreement.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE 6: COMMITMENTS (CONTINUED)

The Company has previously engaged other financial advisors to assist it in the raising of capital and its consideration of various strategic alternatives. The Company has not completed any transactions as a result of these engagements. Although the Company is no longer using the services of those advisors, pursuant to the terms of the Company’s agreements with those advisors, any capital or strategic transactions completed by the Company in the future may result in cash and/or equity compensation being due to such advisors under the tail provisions of the agreements.

During the quarter ended September 30, 2003, the Company signed a nonbinding letter of intent regarding a possible acquisition of Container Service Co., an Oregon corporation (“CSC”). The letter of intent indicated that the shares of the Company’s Common Stock would be issued in exchange for all of the outstanding shares of CSC if the parties agree to the transaction. However, the letter of intent provides CSC, at its sole discretion, with the right to return the shares of the Company’s Common Stock at any time prior to December 31, 2003 and receive the CSC equity from the Company.

NOTE 7: SUBSEQUENT EVENTS

During October 2003, the Company offered its Common Stock at a price of $0.30 per share to certain current stockholders of the Company in order to fund its immediate cash needs. As of October 31, 2003, a total of 709,667 shares were sold to stockholders pursuant to this offer.

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

The Company undertakes no obligation to publicly revise these forward-looking statements after the date of this quarterly report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the Company’s Form 10-KSB.

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

Cash Requirements; Need for Additional Funds.

The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of September 30, 2003, the Company had available cash of $4,983 (compared to $102,659 available cash as of September 30, 2002), while its current liabilities were $827,123. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $400,000 in the event that the Company does not obtain any contracts to utilize its Technologies, and, if it does obtain any such contracts, it is anticipated that the cash requirements will range from $600,000 to $1,200,000. At September 30, 2003, and as of the date of this filing, the Company did not and does not have sufficient cash on hand or access to capital to pay its outstanding accounts payable or to fund its future activities.

During July and August 2003, the Company received commitments from holders of 100% of the Debentures that those holders would participate in the Conversion. Thereafter, pursuant to the terms of the Conversion, the Company issued 9,647,759 shares of Common Stock to satisfy $10,130,147 of the outstanding principal and related interest of the Debentures. The Conversion eliminated the risk of default on the terms of the Debentures which were scheduled to mature beginning in January 2004. The Company believes that the Conversion, by eliminating a substantial amount of current debt, should assist the Company in raising capital in the short term to fund its immediate cash needs and in the next 12 months to enable it to implement its marketing and development strategy and continue its operations.

During the fourth quarter of 2003, the Company offered its Common Stock at a price of $0.30 per share to certain current stockholders in an effort to fund its immediate cash needs. As of October 31, 2003, a total of 709,667 shares were sold to stockholders pursuant to this offer. This offering was not registered under the Securities Act of 1933, as amended.

The Company is currently seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s present and future operations and development activities. These alternatives include the issuance of other equity or debt securities, bridge financing arrangements with commercial lenders or various combinations of the above alternatives. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, the Company will not be able to continue its operations.

In order to assist it with the foregoing, as discussed in Note 6 of the Notes To Financial Statements herein, the Company has engaged Prospect Street Ventures to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives. The Company is not currently in negotiations with any potential investor.

In addition to these financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management continues to review the possible ramifications of sublicensing or selling one or more of its Technologies. The Company is currently discussing possible business arrangements, including sublicensing and/or a joint venture, with an international engineering/construction firm engaged in the wastewater treatment and power plant design markets. However, as of the date of this filing, the Company has not signed any agreement in connection with the sublicensing or purchasing any of the Technologies. In the event the Company is unable to obtain funds necessary to continue operations, it will consider other alternatives, including, but not limited to, filing a petition under federal bankruptcy laws.

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

On September 2, 2003, the Company entered into a nonbinding letter of intent with Container Service Co., an Oregon corporation (“CSC”), regarding a possible acquisition of CSC. The parties have continued to negotiate, but no agreement has been reached on any material terms. There can be no assurance that any transaction will be consummated.

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

Purchase of Plant or Significant Equipment.

The Company currently owns no plants and equipment. In addition to the possible CSC acquisition discussed above, the Company is currently searching for additional possible acquisition targets with complementary products and services to the Company’s Technologies and an established recurring stream of revenue from operations. As of the date of this filing, the Company does not have a consummated transaction to report, and there can be no assurance that the Company will be able to consummate any such transaction in the next 12 months or otherwise.

Results of Operations

For the nine months ended September 30, 2003, the Company incurred a net loss of $2,247,074 compared to $1,907,922 for the nine months ended September 30, 2002. For the three months ended September 30, 2003, the Company incurred a net loss of $1,014,007 compared to $622,087 for the three months ended September 30, 2002. General and administrative expenses increased during the nine-month and the three-month periods ended September 30, 2003, compared to September 30, 2002 due primarily to fees incurred in connection with the Company’s agreement with a financial advisor (see Note 6 of Notes to Financial Statements). Travel and entertainment expenses decreased during the same periods due to the Company’s limited financial resources during the 2003 period. Interest expense for the nine months and three months ended September 30, 2003 increased compared to the same periods for 2002 due to the issuance of Series 02 Debentures ($300,000 during December 2002) and of Series 03 Debentures ($519,351 during the second quarter of 2003) and due to call premiums aggregating approximately $246,000 associated with the conversion of these Debentures during the third quarter of 2003 (see Note 3 of Notes to Financial Statements). No cash interest has been paid during 2003.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2003, the Company used $387,346 of cash in operations compared to $1,019,927 in the comparable period of 2002. This decrease is consistent with the Company’s efforts to conserve cash due to the decline in the Company’s available funds and its inability to raise significant capital to implement its plan of operations.

Due to, among other things, the existing trading price of the Company’s Common Stock and the Company’s financial condition, the Company’s source of funds for the nine months ended September 30, 2003 was limited to borrowings from officers and the sale of $91,250 of Series 03 Convertible Debentures for $73,000 in cash. During the nine months ended September 30, 2002 the Company met its liquidity needs primarily from the issuance of Common Stock for cash. See “Business Plan – Cash Requirements” herein for a discussion of cash requirements for the year ending December 31, 2003.

During October 2003, the Company sold 709,667 shares of Common Stock at $0.30 per share to stockholders of the Company in order to provide working capital for the Company’s operations.

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

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and its Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

Please see Note 3 in Part I hereof for information concerning the Company’s conversion of its convertible debentures.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Report on Form 8-K.

          (a) The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Letter of Intent between Container Services Company and the Company

          (b) No reports on Form 8-K were filed during the quarterly period ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003	THERMOENERGY CORPORATION
/s/ P.L. Montesi

P.L. Montesi, President, Treasurer and Principal Financial Officer