Form 10KSB
period 2003-12-31
THERMOENERGY CORP
filed 2004-03-30
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File Number 33-46104-FW

THERMOENERGY CORPORATION

(EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Arkansas (State or other jurisdiction of incorporation or organization)	71-00659511 (I.R.S. Employer Identification No.)

323 Center Street, Suite 1300
Little Rock, Arkansas 72201
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:
(501) 376-6477

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Exchange on Which Registered

Common Stock	OTC Bulletin Board

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

     The issuer’s revenues for its fiscal year ended December 31, 2003 were $295.

1

     The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 17, 2004, was approximately $17,405,590. The aggregate market value was computed by taking the product of 12,257,458 shares of common stock held by non-affiliates and $1.42, the average bid and asked price of the common stock on the OTC Bulletin Board on March 17, 2004.

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of March 17, 2004, there were 20,727,444 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

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

     The Company’s filing with the Securities and Exchange Commission (the “Commission”), including its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), can be found through the Company’s website at http://www.thermoenergy.com/financial.htm. The information contained in the Company’s website is not deemed to be a part of this filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     ThermoEnergy Corporation, an Arkansas corporation (the “Company”), was incorporated in January 1988, for the purpose of developing and marketing certain environmental technologies. The Company is the exclusive worldwide licensee (except for STORS, as defined below, in Japan) for three clean water process technologies and one process equipment technology developed by Battelle Memorial Institute (“BMI”). The Company also owns the rights to the ThermoFuel Process (“ThermoFuel”), a patent-pending renewable energy process that represents an advancement of the Sludge-To-Oil Reactor System (“STORS”), and to Enhanced Biogas Production (“Enhanced Biogas Production”) under a license agreement with Alexander G. Fassbender, the Company’s Executive Vice President of Technology (“Fassbender”). The five technologies are primarily aimed at solving wastewater problems for broad-based municipal and industrial markets. These technologies include five chemical process technologies: STORS, ThermoFuel, the Ammonia Recovery Process (“ARP”), the Nitrogen Removal Process (“NitRem”) and Enhanced Biogas Production. The Company also has a hardware technology developed by BMI known as the Dual-Shell Reactor System (“DSR”), in which STORS and NitRem chemical processes are conducted. The Company is the exclusive licensee for DSR. These six technologies are collectively referred to as the “Water Technologies.”

     The Company is also the owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”) along with Fassbender (see “Description of Business — Technologies—TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide (“CO2”) in liquid form for sequestration or beneficial reuse. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

Technologies

STORS

     STORS is a thermo-chemical process that will convert any biomass (sludge) into either a burnable fuel oil similar to No. 4 diesel fuel or a char with an energy value similar to coal. The Company believes that the conversion of biomass produced by municipal wastewater treatment facilities throughout the world represents the single largest market for the STORS technology. Using a $3.0 million federal grant to fund a demonstration of the STORS technology at the City of Colton, California, the Company subcontracted for the fabrication, installation and operation of the demonstration unit with a large engineering firm (the “Colton Demonstration Project”). The demonstration was completed in 2000 and has a processing capacity greater than 75% of existing municipal wastewater plants in the United States. The Environmental Protection Agency (the “EPA”) sponsored and funded the Colton Demonstration Project and deeded the STORS demonstration plant to the City of Colton. The City of Colton requested a preliminary bid from the Company to upgrade the demonstration facility to a full-time commercial plant. The Company and FW Environmental (as defined in “Description of Business — Background”

below) submitted the requested bid in February 2001 and the City of Colton accepted the bid application. The City of Colton, however, cannot currently fund the upgrade of the demonstration facility to a full-time commercial plant without significant funding from the State of California. While the Company’s application to upgrade the demonstration facility is still pending, due to the current budget constraints in California, the Company does not know if the City of Colton will receive the necessary funding from the State of California to complete the project. Currently, the State of California does not have funds available to upgrade the Colton facility. The Company does not know if the State of California will ever have such funds or allocate them for this project. Even if the City of Colton receives the funding, there can be no assurance that the Company will be awarded the contract to upgrade the demonstration facility to a full-time commercial plant.

ThermoFuel

     ThermoFuel is a renewable energy process that represents an advancement of the STORS process. The inventor, Mr. Fassbender, filed a patent application for ThermoFuel in February 2003 which is still pending with the United States Patent and Trademark Office (the “USPTO”). See “Description of Business — New Patents.” ThermoFuel is similar to STORS in that it is a hydrothermal process that converts sludge, under heat and pressure, into a high-energy solid fuel, with Btu values ranging from 9,000 to 10,500 Btu’s per pound. Various proprietary changes were made to the STORS operating parameters during the Colton Demonstration Project that resulted in a fundamental alteration of the underlying chemistry of the STORS technology, resulting in increased process efficiencies and through-put. ThermoFuel produces a solid fuel that is easier and less costly to handle than the liquid fuel produced by the STORS chemistry that should result in potentially broader downstream market uses and applications. ThermoFuel can be utilized as a stand alone system or combined with the Company’s ARP and/or Enhanced Biogas Production to provide a client with a comprehensive and cost effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids, a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted on-site to energy via a gasification plant or boiler. ThermoFuel would allow wastewater treatment plant operators to control the incoming waste stream entirely on site, with only clean water and saleable commodities leaving the plant. The primary target markets for ThermoFuel are municipal and industrial wastewater treatment facilities.

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

DSR

     DSR is a hardware technology developed by BMI and licensed exclusively to the Company. The STORS and NitRem process chemistries are conducted in patented “reactor-within-a-reactor” equipment. Accordingly, the DSR technology will be marketed in conjunction with STORS and NitRem, so the market penetration of DSR should directly correspond with the market penetration of STORS and NitRem.

ARP

     ARP is a patented process designed to recover ammonia from dilute aqueous waste streams. The removed and concentrated ammonia can thereafter be converted into N2 or recovered as a salt, such as ammonium sulfate, packaged and can be sold as a commercial grade fertilizer. ARP’s primary markets are municipal wastewater treatment and the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities. A second ARP patent that incorporates incremental process changes as a result of two ARP field demonstration projects is currently pending. See “Description of Business — New Patents.”

TIPS

     TIPS converts the energy in any biomass or fossil fuels, such as coal, gas and oil, and integrates that combustion with the efficient production of electricity, the recovery of CO2 in liquid form for sequestration or beneficial reuse and the elimination of air emissions of mercury, acid gases and particulates. The primary markets for the TIPS process will be the electric utilities industry and other industries that produce waste by-products that TIPS can convert into clean energy such as oil refineries, petrochemical processing plants and pulp and paper mills. ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) which is owned 85% by the Company and 15% by Fassbender, the inventor of TIPS, was granted a patent for TIPS in March 2001, and has another related application pending with the USPTO. ThermoEnergy Power Systems has not been capitalized and has not engaged in any business operations. Related international patent applications have been filed in Australia, Canada, China, the European Patent Office, India, Mexico, Poland, Russia, and South Africa (collectively, the “International Applications”).

Enhanced Biogas Production

     In May 2002, the inventor was granted a patent for a system entitled “Enhanced Biogas Production from Nitrogen Bearing Feed Stocks” (the “Enhanced Biogas Production”). This is intended to be a cost-effective method of processing and treating animal waste from concentrated animal farming operations in which the waste is converted into two saleable commodities: (i) energy in the form of methane; and (ii) ammonium sulfate, a commercial grade fertilizer. This process has been integrated into ThermoFuel and can be used in conjunction with municipal and industrial wastewater applications that use aerobic or anaerobic digestion. In July 2002, the inventor applied for a second patent that is related to Enhanced Biogas Production and received an issue notification that the patent will issue in April 2004. See “Description of Business — New Patents.”

     The Company believes that Enhanced Biogas Production can provide wastewater treatment plant operators a way to upgrade plant production from Class ‘B’ biosolids to Class ‘A’ biosolids more economically than conventional process technologies. This upgrade from Class ‘B’ biosolids to Class ‘A’ biosolids should appeal to municipalities due to recent federal government health warnings related to the handling and disposal of Class ‘B’ biosolids. The target markets for Enhanced Biogas Production are municipal and industrial wastewater treatment plants and similar treatment facilities located on large and confined animal farming operations. The Company anticipates that Enhanced Biogass Production will complement the Company’s Water Technologies.

Business Objectives and Strategy

     The Company has previously completed NitRem/DSR, ARP and STORS demonstration projects, each of which was funded either by a program sponsored by the United States government or by entities with which the Company has or had collaborative working relationships. The Company was not required to make capital contributions to any of these demonstration projects and has not received any revenues or generated any income from them, other than reimbursement for certain administrative and operating costs. These demonstration projects have allowed the Company to develop, demonstrate and improve its Technologies without having to finance them itself.

     From a competitive standpoint in the wastewater and sludge treatment markets, the Company believes that the ability to meet various state and federal environmental regulatory standards for lower capital requirements than traditional wastewater and sludge treatment solutions should make ARP, STORS/NitRem or ThermoFuel/ARP wastewater treatment facilities an attractive solution for municipalities and certain industrial applications. The Company continues to target the largest municipal wastewater treatment markets in the United States as potential customers, which markets account for approximately 80% of all the sewage sludge generated annually in the United States. During 2003 and in 2004, the Company has had direct contact with Chicago, Los Angeles, Orange County, Inland Empire (CA), San Diego, Seattle (King County) Washington Area Wastewater District, Boston, Atlanta and Passaic County (NJ), which are among the 64 largest municipal wastewater treatment markets that the Company has targeted. The Company has also had direct contact with New York City and is negotiating a potential contract with New York City. See “Description of Business — Recent Developments”. However, the Company has not obtained a contract to commercialize its Water Technologies in any of these targeted markets.

The NitRem and ARP process systems also can be used in virtually any size municipal wastewater treatment plant, of which there are approximately 16,000 in the United States. The Company believes that ThermoFuel, STORS, NitRem and ARP are adaptable for use in foreign wastewater treatment plants.

     The Company believes these markets constitute suitable opportunities for the Company (through a joint venture with a larger entity unless the Company can obtain project financing) to build, own and operate wastewater facilities over a contracted period (anticipated by the Company to be 10-20 year periods), or enter into an operation contract for municipal owned systems utilizing the Company’s Technologies over a similar time period. Under these arrangements, the Company would seek to generate revenues from a per-ton tipping fee on the sludge produced by the wastewater plants, as well as from the sale of the biofuel or the energy produced by the biofuel to the municipality or local grid.

     The Company continues to pursue both government and private support to establish a team of stakeholders to design, build and operate a 20Mw, simple-cycle, gas-fired TIPS plant to demonstrate the TIPS zero air emission concept. If successful, it would be the world’s first zero air emission fossil fuel power plant. While the Company has identified both public and private sector entities that have expressed interest in joining such a program, it has not made a formal project proposal or entered into any negotiations to develop this concept.

     Demonstration of the Technologies gives no assurance that the Company will be awarded commercial contracts for such a project. The Company has not earned any commercial contracts on its STORS, ARP or NitRem systems. Even if such contracts are awarded, none of the Technologies have ever been used on a large-scale commercial basis, and there is no assurance that any of the Technologies will perform successfully or profitably on a large-scale commercial basis. There can also be no assurance that any of the Technologies will not be superseded or rendered obsolete by future competing technologies. In addition, the Company’s future operations depend upon its ability to attract adequate capital, so that it may acquire the technical and operational expertise and services required for commercial facilities utilizing the STORS, ThermoFuel, NitRem or ARP technologies.

Environmental Regulatory Initiatives

     There are federal, state and local statutes and regulations which implement a range of programs to protect and restore water and air quality. The Company considers that current clean air and clean water regulations generally are favorable to its efforts to commercialize the Technologies and that proposed or recently passed environmental regulations aimed at regulating the treatment of wastewater or the production of energy through fossil fuels would create additional opportunities for the Company to market the Technologies. Federal legislation directed at improving water quality include programs established under the Clean Water Act, the Coastal Zone Management Act, the 1990 and 1996 Farm Bills and the Clean Water and Watershed Restoration Initiative. The regulations established under these plans are intended to improve existing water quality programs. In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost-effective methods.

     Primarily due to rollbacks of previous Clean Air Act standards (e.g., the EPA’s New Source Review rules) and the tendency of the current administration to seek voluntary rather than regulatory curbs on air emissions, clean air regulations are not creating as strong a regulatory incentive to commercialize the Technologies as the current clean water regulations. Notwithstanding the uncertainty created by these regulatory and administrative initiatives, the Company believes that some of the proposals should provide it with additional potential customers for the Company’s TIPS zero air emission process who desire to meet the regulatory limits and are motivated by the possible economic benefits of selling “credits” under a cap and trade program.

     The Company’s Technologies also could be attractive in the global market place, where some clean water and clean air regulations are more stringent than those in effect in the United States. However, there can be no assurance that more stringent regulatory requirements will result in the Company’s Technologies being used in either the United States or abroad.

Background

     Under its license agreements with BMI (the “License Agreements”), the Company is required to: (i) pay royalties to BMI based on the volume of waste processed through the applicable Technologies or the direct sales of DSR equipment; and (ii) meet certain requirements for commercialization. “Commercialization” is defined as the construction and continuous operation of at least one facility with the capacity of 10 dry ton equivalent or 1,000 gallons of liquid per day, including a full-scale demonstration facility. The Company is in compliance with the terms of the License Agreements, including payment of the minimum royalties. See “Description of Business — License Payments to BMI.” Pursuant to the License Agreements, BMI continues to reserve rights in the Technologies for research and development purposes.

In 1998, the Company and Foster Wheeler Environmental Corporation (“FW Environmental”), a wholly-owned subsidiary of Foster Wheeler Corporation, formed ThermoEnergy Environmental, LLC (“TENC”). The Company granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural production facilities. The Company agreed that any commercial business derived from the successful demonstration of ARP would be engaged through TENC. In 1998, the ARP technology was demonstrated at New York City’s Staten Island wastewater treatment plant (the “New York City Demonstration”), to enable the City of New York to evaluate the Company’s ARP process in comparison to other technologies. Following the New York City Demonstration, the ARP demonstration facility was dismantled and shipped to Colton, California where the system was operated in conjunction with the Colton Demonstration Project. In 2003, FW Environmental was acquired by a company that has no interest in maintaining TENC. In January 2004, the parties contractually agreed to provide for the dissolution of TENC.

     The Colton Demonstration Project demonstrated that the STORS process is a viable and effective technology for the treatment and volume reduction of municipal sludges. The EPA funded the majority of the Colton Demonstration Project. The key technologies and equipment of the process provided acceptable performance, and design enhancements were performed to increase the pilot system’s operability. Despite the results of this STORS pilot project, the Company has not been able to commercially exploit the process. The Company’s equipment, schedule and budget limitations have prevented the demonstration of an extended pilot system operation period. In addition, the operating expenses of a commercial plant will be dependent upon many variables specific to a particular location, including existing plant equipment, availability and cost of energy, local labor costs and infrastructure.

Recent Developments

New York City Negotiations

     The Company and New York City officials are negotiating for a 500,000 gallon per day ARP facility to be located at one of New York City’s eight water pollution control plant de-watering facilities. These negotiations are the result of the Company’s ARP demonstration at New York City’s Oak Wood Beach Water Pollution Control Plant in 1999 and 2000. Based on the operating results of the demonstration, New York City subsequently requested the Company to submit a proposal for a commercial ARP facility. No definitive contract has been executed with New York City and no assurance can be given that any final agreement will be reached.

     The Company believes that, based upon the current negotiations, the Company would be able to meet the operational requirements of the contract by hiring subcontractors. In the event that the Company and New York City enter into a contract and the ARP facility meets certain predetermined process goals, the Company intends to pursue additional contracts with New York City with respect to other facilities that need to meet state and federal ammonia discharge regulations. There can be no assurance, however, that the Company will enter into any such contracts with New York City.

Recent Offerings of Securities

     In offerings of its stock during the fourth quarter of 2003 and the first quarter of 2004, the Company sold an aggregate of 1,028,002 shares of its Common Stock to certain existing stockholders of the Company for $0.30 per share (the “Stockholder Placements”). The aggregate gross proceeds from the Stockholder Placements were approximately $308,400. In early 2004, the Company also issued and sold an aggregate of 2,686,492 shares of its Common Stock to certain new investors referred to the Company by Prospect Street Ventures, an investment banking and financial advisory firm engaged by the Company in 2003 to assist in its capital raising activities (“PSV”), for $0.30 per share (the “PSV Placement” and collectively with the Stockholder Placements, the “Stock Placements”). The aggregate gross proceeds of the PSV Placement were approximately $806,000. Pursuant to the Stock Placements, the Company issued an aggregate of 3,714,494 shares of its Common Stock for aggregate gross proceeds of approximately $1,114,348.

     None of the shares sold in the Stock Placements were registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Company has concluded that, in the circumstances of these transactions, there was no available exemption from the registration requirements of the Securities Act. Accordingly, as soon as practicable following the filing of this Form 10-KSB, the Company will commence a rescission offer to the purchasers of Common Stock in the Stock Placements. In the rescission offer, the purchasers in the Stock Placements will have the right to rescind, or the option to affirm, their purchases of Common Stock under the Stock Placements. The rescission offer will terminate 20 business days following the date of its commencement (approximately April 29, 2004). See “Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities — Recent Sales of Unregistered Securities”.

Possible Retirement of President, Treasurer and Principal Financial Officer

     In recent months, the Company’s President, P.L. Montesi, has suffered health issues which have limited his ability to devote all of his time to the Company’s affairs. Depending upon the state of his health and the Company’s financial and operating condition, it is Mr. Montesi’s intention to retire within the next 12 months. In the event of Mr. Montesi’s retirement, the Company will hire a replacement with respect to Mr. Montesi’s financial and accounting responsibilities.

Letter of Intent with Container Services Corporation

     In September 2003, the Company entered into a nonbinding letter of intent with Container Service Co., an Oregon corporation (“CSC”), regarding a possible acquisition of CSC. The parties did not reach a definitive agreement and the nonbinding letter of intent has subsequently terminated by its terms. While the Company and CSC have continued to discuss a possible acquisition, there are no current negotiations. Accordingly, there is no reason to believe that the Company will consummate any transaction with CSC.

New Intellectual Property Rights

     The inventor filed a patent to protect methods related to the Enhanced Biogas Production technology in July 2002. The inventor was recently advised that this patent will be issued in April 2004. See “Descriptions of Business — Technologies — Enhanced Biogas Production.”

     In 2003, a patent was filed for a process related to ThermoFuel. This application is still pending with the USPTO as of March 29, 2004.

     In October 2003, the Company entered into a license agreement with Mr. Fassbender, as the inventor of certain patents and patent applications that the Company has been using. This agreement formalized the arrangements under which the Company and Mr. Fassbender have been operating for a number of years. Under this license agreement, Mr. Fassbender grants to the Company an exclusive license in the patents and patent applications for ThermoFuel and Enhanced Biogas Production in the United States and the foreign countries in which applications are pending. In addition to the Company’s financial obligations under its employment agreement with Mr. Fassbender, the Company must pay a royalty of 1% of net sales after the cumulative sales of all licensed products exceed $20,000,000. Beginning in 2008 and each year thereafter, Mr. Fassbender may terminate the license agreement if the Company has not sold or leased a licensed product in the respective year.

License Payments to BMI

     Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although BMI did not conduct any research and development activities in 2002 or 2003. The Company also did not conduct product research and development activities in 2002 or 2003. Payments under license expenditures for the Company were $100,000 for the each of the years ended December 31, 2003, 2002 and 2001, based upon a minimum royalty schedule. The Company expects future annual license payments under the License Agreements will be approximately the same until the Technologies are commercialized.

Employees

     As of March 12, 2004, the Company had three employees (all full-time) with two employees, the Chairman and Chief Executive Officer and the President, Treasurer and Principal Financial Officer, located in Little Rock, Arkansas. The Company’s Executive Vice President of Engineering Technology is located in Richland, Washington. Each of these employees have agreements with the Company regarding non-disclosure of the Company’s proprietary information and prohibiting them from competing with the Company. The employees are not represented by any labor union. The Company believes that relations with them are satisfactory.

Competition

     The Company’s Technologies are intended to enable the wastewater treatment and power generation industries comply with state and federal clean water and clean air regulatory requirements in the United States. The Company believes that these industries were dominated by process methods developed in the 1940’s and 1950’s, and that the state and federal regulatory mandates over the past 25 years have rendered these conventional process methods ineffective in meeting the new regulatory mandates. While plant operators have attempted to meet the regulatory requirements by optimizing existing process methods, this approach has been expensive, and in some cases has failed to achieve the regulatory mandates. The Company believes that its Technologies will allow wastewater treatment and power generator plant operators to meet these environmental regulations in a more cost-effective and reliable manner. The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new environmental solution companies. The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise the Company’s principal competition. The Company believes that modification of conventional technologies has not achieved the regulatory goals, thereby creating opportunities for its Technologies. However, there can be no assurance that there will not be additional competitors in the future or that such competitors will develop technologies that are superior to those of the Company.

Government Regulation

     While the Technologies are intended to facilitate compliance with federal and state laws and regulations that govern water and air quality, the Technologies are subject to the same federal and state laws and regulations, including, but not limited to the Clean Air Act and Clean Water Act.

Risk Factors

Going Concern

     The independent auditor of the Company, in its report relating to 2003, issued a “going concern” opinion regarding the Company stating that there is a substantial doubt that the Company can continue as a going concern, primarily based on the lack of any significant revenue from operations, the Company’s net losses since inception and the need for substantial capital to continue commercialization of the Technologies.

Need for Additional Capital

     While the Company obtained the conversion of all of its outstanding convertible indebtedness during 2003 and sold shares of its Common Stock during the fourth quarter of 2003 and the first quarter of 2004 for gross proceeds of $1,114,348, the Company has limited available cash and requires substantial additional capital to continue its operations, including its attempts to commercialize its Technologies. Moreover, it must make a rescission offer to the purchasers of the shares in the Stock Placements because of the Company’s failure to comply with the registration requirements of the Securities Act. See “Market for Common Equity and Related Stockholder Matters — Recent Sale of Unregistered Securities”. Its anticipated operating cash requirements for the next 12 months, not including the funding of any rescissions, are approximately $500,000 to $1,000,000. See “Management’s Discussion and Analysis or Plan of Operation — Plan of Operation”. In the event that a material number of purchasers rescind their purchases of stock, the Company will require substantially more cash to meet the rescission rights and to satisfy its anticipated operating expenses for the next 12 months than it has available. Even if none of the purchasers in the Stock Placements rescind their purchase of the Common Stock, the Company will still be required to raise additional working capital to fund its operations for the third and fourth quarters of 2004. In addition, if the Company signs a commercial contract, additional capital will be needed to carry out such a project.

     While the Company and its financial advisors are seeking both short-term and longer term financing, there can be no assurance that financing will be available to the Company. In the event that no financings or strategic alternatives are effected, the Company will be unable to continue in operation. In addition to these financing alternatives, management continues to review the possible ramifications of sublicensing or selling one or more of its Technologies.

Lack of Operating History; Accumulated Deficits

     The Company has not secured a commercial contract for any of its Technologies or entered into a strategic relationship with a third party that has the resources to commercially exploit the Technologies. Since inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $24 million as of December 31, 2003. There can be no assurance that the Company will ever be able to successfully implement its Technologies.

Lack of Commercialization of the Technologies

     Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to employ its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Water Technologies have been proven viable in demonstrations (STORS — Colton Demonstration Projects; NitRem — Radford Army Ammunition Plant; and ARP — New York City Demonstration and Colton Demonstration Project), none of the Technologies have been implemented on a permanent basis by a municipal or industrial customer. The Company has historically lacked the financial and other resources necessary to market the Technologies or to conduct demonstration projects.

     Significant capital expenditures will be required for the Company to participate in the wastewater and sludge treatment markets or gain the acceptance of the Technologies in such markets. The Company’s ability to penetrate these markets depends on (1) fully developing and demonstrating the Technologies, (2) successfully commercializing one or more of its Technologies and (3) finding a source of capital to fund commercial projects or a larger, well capitalized joint venture partner to participate in such projects.

Lack of Strategic Corporate Alliances

     Management believes that collaborative working arrangements are the most efficient and effective way for the Company to commercialize the Technologies through demonstrating the efficiency of the Technologies. While successful demonstration projects are important prerequisites to commercializing the Technologies, additional capital is required to exploit the opportunity. If the Company is unable to form strategic corporate alliances, its ability to commercialize the Technologies on a broad scale will be limited.

Lack of Liquidity on the OTC Bulletin Board

     The Company’s Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (e.g., the New York Stock Exchange) or an automated quotation system (e.g., NASDAQ).

     The public market may provide little or no liquidity for its holders. Purchasers of shares of Common Stock may find it difficult to resell their shares at prices quoted in the market or at all. There is currently a limited volume of trading in the Company’s Common Stock. The Company cannot predict when or whether investor interest in our Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The Company is Dependent Upon Its Ability to Attract and Retain Key Personnel

     The future success of the Company depends, in part, on the continuing efforts of the Company’s Chief Executive Officer, Dennis Cossey, and the Company’s Principal Financial Officer, P.L. Montesi. Messrs. Cossey and Montesi have conceived the Company’s strategic plan and are responsible for executing that plan. While the Company anticipates the retirement of Mr. Montesi, the loss of Mr. Cossey would adversely affect the business of the Company. See “Description of Business — Recent Developments — Possible Retirement of President, Treasurer and Principal Financial Officer.”

     The Company will need to add additional skilled personnel to facilitate the development and commercialization of the Technologies. In the event that the Company raises additional capital, it will seek to attract additional personnel to assist in the commercialization of the Technologies. Assuming the Company raises additional capital, there can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business.

Penny Stock Regulation

     Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s securities are subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

     The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company’s principal executive offices are located at 323 Center Street, Suite 1300, Little Rock, Arkansas, where the Company leases approximately 1,200 square feet from an unaffiliated third party under a month-to-month lease. The Company leases approximately 1,400 square feet of space on a month-to-month basis at 3100 George Washington Way, Suite 153 in Richland, Washington from an unaffiliated third party. In the event either of these leases are not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Holders

     The Amended and Restated Articles of Incorporation of the Company authorizes capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value per share (the “Common Stock”), and 10,000,000 shares of Series Preferred Stock, $1.00 par value per share (the “Preferred Stock”). As of March 17, 2004, the Company had 20,727,444 shares of Common Stock outstanding, with 1,328 stockholders of record of the Common Stock, and no shares of Preferred Stock issued and outstanding.

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

     The Common Stock began trading on the Over the Counter Bulletin Board on September 20, 2000. The ranges of the high and low bid prices for the four quarters of 2002 and 2003 follow. This information is taken from the Over the Counter Bulletin Board’s quarterly trade and quote summary report. The quotations listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID INFORMATION
	HIGH	LOW
2003
First Quarter	$1.35	$0.77
Second Quarter	$0.90	$0.30
Third Quarter	$0.85	$0.42
Fourth Quarter	$0.62	$0.27
2002
First Quarter	$4.70	$2.00
Second Quarter	$5.00	$1.75
Third Quarter	$3.75	$1.00
Fourth Quarter	$2.10	$0.65

     For a discussion of government regulation concerning securities that trade at less than $5.00 per share, see “Description of Business — Risk Factors — Penny Stock Regulation.”

Dividends

     The Company has never paid any cash dividend on its Common Stock and does not anticipate paying cash dividends in the near future. Any such dividend payment is at the discretion of the Company’s Board of Directors and would depend on the Company’s earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

Recent Sales of Unregistered Securities

     During July and August 2003, the Company received commitments from the holders of 100% of the Series 03 Convertible Debentures (the “Series 03 Debentures”) as well as commitments from holders of 100% of the Company’s outstanding Series 98 Convertible Debentures (the “Series 98 Debentures”), Series 01 Convertible Debentures (the “Series 01 Debentures”) and Series 02 Convertible Debentures (the “Series 02 Debentures”, and collectively with the Series 98 Debentures, the Series 01 Debentures and the Series 03 Debentures, the “Debentures”) to convert the outstanding principal amount (plus all accrued interest) of the Debentures into shares of the Company’s Common Stock at $1.05 per share (the “Conversion”). The Debentures were scheduled to mature beginning in January 2004. The conversion price for the Debentures, $1.05 per share, was higher than the prevailing market price for the Company’s Common Stock during the third quarter of 2003. All of the Debentures were converted and a total of 9,647,759 (a conversion value of approximately $9,188,342) shares were issued to the Debenture holders during the quarter ended September 30, 2003. The Conversion eliminated the risk that the Company could not pay its obligations on the maturity of the Debentures.

     In the Stockholder Placements, the Company issued an aggregate of 1,028,002 shares of its Common Stock to certain current existing stockholders of the Company for $0.30 per share and received aggregate gross proceeds of approximately $308,400. In the PSV Placement, the Company also issued and sold an aggregate of 2,686,492 shares of its Common Stock to certain new investors referred to the Company by PSV for $0.30 per share and received aggregate gross proceeds of approximately $805,947. Pursuant to these Stock Placements, the Company issued an aggregate of 3,714,494 shares of its Common Stock for aggregate gross proceeds of approximately $1,114,348. See “Description of Business — Recent Developments — Stock Placements”. None of the shares sold in the Stock Placements were registered under the Securities Act and the Company has determined that there was no exemption available from such registration requirements. Accordingly, as soon as practicable following the filing of this Form 10-KSB, the Company will commence a rescission offer to the purchasers in the Stock Placements. The purchasers in the Stock Placements will have the right to rescind, or the option to affirm, their purchases of Common Stock under the Stock Placements. The rescission offer will terminate on or about April 29, 2004. See “Description of Business — Recent Developments — Stock Placements”.

     Pursuant to the terms of the Company’s engagement with PSV, PSV is due a success fee of 10% of the gross proceeds of the Stock Placements. See “Description of Business — Recent Developments — Stock Placements”. For additional information concerning sales of equity securities without registration under the Securities Act, including the issuance of shares of Common Stock in payment of certain account obligations (to the extent not previously discussed in the Company’s Quarterly Reports on Form 10-QSB), see the Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2003, included in the Financial Statements attached below and Notes 4, 7, 10 and 11 of Notes to Financial Statements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

     The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad-based industrial markets. TIPS is aimed at competing with conventional energy conversion technologies. The Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has not generated any material revenues.

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

     Although, the Company entered into a marketing agreement in 1996 with a corporation to market, develop and commercialize the Water Technologies in Atlanta, Georgia and the State of Florida, no prospective projects were identified during the agreement’s exclusivity period. While the agreement is still in force, neither party has engaged in any activity for several years.

Plan of Operation

     The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The following summary sets forth the Company’s plan of operations for the next 12 months.

Current Cash Requirements; Need for Additional Funds

     The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of March 30, 2004, the Company had a cash balance of approximately $450,000. During the years ended December 31, 2003, 2002 and 2001, the Company’s operating expenses were $5,117,925, $1,545,517 and $1,747,834, respectively. The 2003 operating expenses included an accrual of $3,245,000 for the deferred compensation retirement plan for the Company’s President, P.L. Montesi. See Note 6 to of Notes to Financial Statements. The Company has no debt instruments outstanding due to the conversion of the Debentures during 2003. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $500,000 (assuming no commercialization of the Technologies) to $1,000,000 (assuming there are expenses associated with one or more commercial sales of the Technologies). Substantially all the anticipated cash requirements will be for intellectual property rights, executive compensation and marketing and development expense. These cash requirements will increase in the event that any purchasers in the Stock Placements rescind their purchase of shares of Common Stock. Based upon the Company’s available cash and its current and possible requirements and obligations, the Company must raise additional capital to fund its operations beyond June 30, 2004.

     During 2003, 2002 and 2001, the Company funded its operations primarily from borrowings, generally from shareholders, executive officers and other related parties, through the issuance of debentures for cash or in settlement payments of other obligations. The Company and its financial advisor are continuing to seek both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of Common Stock, the issuance of other equity or debt securities or bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, and possibly obligations arising out of the rescission offer, the Company will not be able to continue its operations.

     In addition to these financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies. See “Risk Factors — Need for Additional Capital”.

Research and Development During the Next 12 Months

     While the Company conducted no product research and development activities in 2002 and 2003, it engaged in computer modeling related to certain of the Technologies. The Company will continue to conduct computer modeling with respect to its Technologies and processes. Due to the current financial condition of the Company, there are no plans to conduct any product research and development activities in the next 12 months.

Purchase of Plant or Significant Equipment

     The Company and its financial advisor continue to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain longer-term financing. While the current financial condition of the Company would make an acquisition in the next 12 months difficult, management hopes that debt or equity acquisition financing would become available if an appropriate target was found.

Expected Changes in the Number of Employees

     The Company does not foresee any increase in the number of employees in the next 12 months unless a commercial contract is signed.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

     The information called for by this Item is attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company, under the direction of its Chief Executive Officer and its Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the Company’s definitive 2004 Proxy Statement for its 2004 Annual Meeting of stockholders which will be filed pursuant to Regulation 14A with the Commission during April 2004 (the “2004 Proxy Statement”).

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the 2004 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the securities that are authorized for issuance under the equity compensation plans of the Company as of December 31, 2003:

Equity Compensation Plan Table as of December 31, 2003

	(A)	(B)	(C)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity Compensation plans approved by security holders
1997 Stock Option Plan	55,100	$2.10	695,000
Equity compensation plans not approved by security holders
Stock options	2,260,600	$2.85	0
Warrants (1) (2)	595,042	$0.30	0

Total	2,910,742	$2.31	695,000

(1)	During January 2003, the Company’s Board of Directors approved the issuance of 50,000 shares of Common Stock to a stockholder in exchange for 50,000 warrants previously purchased by the stockholder.

(2)	The warrant agreements provide for an adjustment of the exercise price of the warrants in the event that the Company issues stock at a price lower than the exercise price. As a result of the sale of Common Stock during 2003 at $.30 per share, the exercise price of the warrants was reduced to $.30.

     The security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the 2004 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the 2004 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number assigned
in regulation
S-B, Item 601	Description of Exhibit
3.1**	Amended and Restated Articles of Incorporation.
3.1.1(12)	Articles of Amendment to the Articles of Incorporation
3.2**	Amended and Restated Bylaws of the Company.
4.1**	Form of Stock Certificate — Series A Common Stock.
4.2**	Form of Stock Certificate — Series B Common Stock.
9.1*	Voting Trust Agreement between American Fuel and Power Corporation and P.L. Montesi, Trustee, dated November 1, 1991.
10.1*	License Agreement between the Company and BMI dated August 5, 1991.
10.2(4)	License Agreement between the Company and BMI dated July 7, 1995 (defense purposes for NitRem).
10.3(5)	License Agreement between the Company and BMI dated July 7, 1995 (industrial purposes for NitRem).
10.4*	Substitute General Compensation and Stock Warrant Agreement between the Company and Centerpoint Power Corporation of Virginia (“Centerpoint”) for STORS/Denitrification and NitRem dated April 22, 1991.
10.5*	First Amendment to Substitute General Compensation and Stock Warrant Agreement between the Company and Centerpoint for STORS/Denitrification and NitRem Technologies dated January 30, 1992.
10.6*(1)	Employment Agreement between the Company and P. L. Montesi dated January 1, 1992.
10.7*(1)	Employment Agreement between the Company and Dennis C. Cossey dated January 1, 1992.
10.8*	STORS/NitRem Option Agreement between the Company and a Corporation in Formation dated March, 1992.
10.9*	Agreement between the Company and McKeown and Franz, Inc. dated March, 1992.
10.10(2)	Warrant Agreement with Robert S. Trump dated December 23, 1992.

Number assigned
in regulation
S-B, Item 601	Description of Exhibit
10.11(2)	Warrant Agreement with Robert S. Trump dated April 1, 1993.
10.12(3)	Warrant Agreement with Robert S. Trump dated July 15, 1993.
10.13(6)	Form Warrant Agreement and Term Note with Robert S. Trump dated October 14, 1994, October 17, 1994, March 20, 1996, May 17, 1996, and May 28, 1996, respectively.
10.14(7)	Form of Promissory Note, Subscription Agreement and Warrant Agreement Concerning Financing Activities of the Company.
10.15(8)	Warrant Agreement with Robert S. Trump dated May 10, 1995.
10.16**	Joint Marketing Agreement between the Company and Dan Cowart, Inc. dated April 1, 1996.
10.17**	Worldwide Marketing Agreement between the Company and Foster Wheeler USA Corporation dated September 1994.
10.18**	Memorandum of Understanding between the Company and Roy F. Weston, Inc. dated April 10, 1996.
10.19**	No Cost Test Agreement Between the Company and the City of New York - Department of Clean Water dated July 26, 1996.
10.20**	Memorandum of Understanding Between Foster Wheeler Environmental Corporation and Mitsui Company (USA.) Inc. dated October, 1996.
10.21**	Subcontract between the Company and Sam Houston State University dated October 31, 1994.
10.22**	Modification Number 001 Subcontract SHSU — 5000 — 002 between the Company and Sam Houston State University dated August, 1996.
10.23(1)	1997 Stock Option Plan
10.24(10)	Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998.
10.25(10)	Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998.
10.26(10)	Amendment Number 1 to License Agreement between the Company and Battelle Development Corporation dated June, 1998.
10.27(10)	Amendment Number 2 to License Agreement between the Company and BMI dated June, 1998.
10.28(10)	Sublicense Agreement between the Company and ThermoEnergy Environmental , LLC.
10.29(10)	Shareholder Agreement by and among the Company, Foster Wheeler and TENC dated September 9, 1998.
10.30.1(10)	Agreement between the Company and Foster Wheeler dated August 4, 1998.
10.30.2(10)	Consulting Agreement between the Company and Nutrecycle Ventures dated November 22, 1998.
10.30.2.1.1(10)	License Agreement between the Company and BMI effective December 30, 1997.
10.34(10)	Amendment Number 1 to License Agreement between the Company and BMI effective December 30, 1997.

Number assigned
in regulation
S-B, Item 601	Description of Exhibit
10.35(1)	Employment Agreement between the Company and Alex G. Fassbender dated November 18, 1998.
10.36(1)(9)	Non Qualified Bonus Compensation Option Agreement for P.L. Montesi
10.37(1)(9)	Non Qualified Bonus Compensation Option Agreement for Dennis C. Cossey
10.41(13)	Engagement Agreement dated as of June 26, 2003, by and between the Company and Prospect Street Ventures.
10.42(14)	Letter of Intent by and between the Company and CSC, Inc., regarding a possible acquisition transaction.
10.43	Retirement Plan by and between the Company and P.L. Montesi dated June 16, 2003.
10.44	License Agreement by and between the Company and Alexander G. Fassbender dated October 2003.
21.1	Subsidiaries of the Issuer
24	Powers of Attorney (included on signature pages).
28.1*	Form of Security Escrow Agreement.
31.1	Sarbanes Oxley Act § 302 Certification of Dennis C. Cossey
31.2	Sarbanes Oxley Act § 302 Certification of P.L. Montesi
32.1	Sarbanes Oxley Act § 906 Certification of Dennis C. Cossey
32.2	Sarbanes Oxley Act § 906 Certification of P.L. Montesi

*	Incorporated by reference from the Company’s Registration Statement on Form S-18, File No. 33-46104-FW, effective June 24, 1992.

**	Incorporated by reference from the Company’s Registration Statement on Form SB-2, File No. 333-21613, effective February 12, 1997.

(1)	Management Contract or Compensatory Plan or Arrangement.

(2)	Incorporated by reference from the Company’s Form 10-Q of March 31, 1993.

(3)	Incorporated by reference from the Company’s Form 10-Q of June 30, 1993.

(4)	Incorporated by reference from the Company’s Form 10-K of September 30, 1993.

(5)	Incorporated by reference from the Company’s Form 10-KA of September 30, 1993.

(6)	Incorporated by reference from the Company’s Form 10-Q of March 31, 1995.

(7)	Incorporated by reference from the Company’s Form 10-Q of June 30, 1995.

(8)	Incorporated by reference from the Company’s Form 10-Q of March 31, 1996.

(9)	Incorporated by reference from the Company’s Form 10-Q of September 30, 1999.

(10)	Incorporated by reference from the Company’s Form 10-K of December 31, 1999.

(11)	Incorporated by reference from the Company’s Form 10-Q of June 30, 2002.

(12)	Incorporated by reference from the Company’s Form 10-K of December 31, 2002.

(13)	Incorporated by reference from the Company’s Form 10-Q of June 30, 2003.

(14)	Incorporated by reference from the Company’s Form 10-Q of September 30, 2003.

Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference from the 2004 Proxy Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2004.

THERMOENERGY CORPORATION, an Arkansas corporation

By	/s/ P.L. Montesi

P.L. Montesi President, Treasurer and Principal Financial Officer

By	/s/ Dennis C. Cossey

Dennis C. Cossey Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints P.L. Montesi and Dennis C. Cossey, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act of things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-KSB below:

/s/ P.L. Montesi	March 30, 2004

P.L. Montesi, President, Treasurer and Principal Financial Officer and Director

/s/ Dennis C. Cossey	March 30, 2004

Dennis C. Cossey, Chief Executive Officer and Director

/s/ John Corcoran	March 29, 2004

John Corcoran, Director

/s/ Paul Loeffler	March 30, 2004

Paul Loeffler, Director

/s/ Andrew Melton	March 30, 2004

Andrew Melton, Director

/s/ Louis Ortmann	March 30, 2004

Louis Ortmann, Director

/s/ Jerald Sklar	March 30, 2004

Jerald Sklar, Director

THERMOENERGY CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

with

REPORT OF INDEPENDENT AUDITORS

Report of Independent Auditors

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying balance sheets of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2003 and 2002, the related statements of operations and cash flows for each of the three years in the period ended December 31, 2003, and for the period cumulative during development stage through December 31, 2003, and the related statements of changes in stockholders’ equity (deficit) for each of the periods from October 1, 1991 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through December 31, 2003, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and for the period cumulative during development stage through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kemp & Company

Little Rock, Arkansas
March 23, 2004

Independent Accountants’ Report

Board of Directors
Innotek Corporation
Little Rock, Arkansas

     We have audited the accompanying statements of changes in stockholders’ equity of INNOTEK CORPORATION (A Development Stage Company) for the years ended September 30, 1991, 1990, and 1989 and the period from inception to September 30, 1988 and the statements of operations and cash flows for the cumulative period from inception to September 30, 1991 (not presented herein). The Company’s financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the changes in stockholders’ equity for each of the years and period from inception to September 30, 1991, and the results of operations and cash flows from inception to September 30, 1991, in conformity with generally accepted accounting principles.

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

/s/ Baird, Kurtz & Dobson

Little Rock, Arkansas
December 11, 1991

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Technologies
Business Objectives and Strategy
Environmental Regulatory Initiatives
Background
Recent Developments
New Intellectual Property Rights
License Payments to BMI
Employees
Competition
Government Regulation
Risk Factors
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Holders
Market Information
Dividends
Recent Sales of Unregistered Securities
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
General
Plan of Operation
Off-Balance Sheet Arrangements
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 8A. CONTROLS AND PROCEDURES
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
Reports on Form 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
EX-10.43 P.L. MONTESI RETIREMENT PLAN
EX-10.44 LICENSE AGREEMENT COMPANY/A. FASSENBENDER
Ex-21.1 Subsidiaries of the Issuer
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

THERMOENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash — Total Current Assets	$62,303	$211,329

Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$62,303	$211,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$763,410	$332,221
Accrued interest payable – principally related parties (Note 4)	—	2,807,637
Current maturities of Convertible Debentures (Note 4)	—	225,623
Deferred compensation (Note 6)	101,923	74,000

Total Current Liabilities	865,333	3,439,481
Deferred compensation retirement plan for officer (Note 6)	3,245,000	—
Convertible Debentures – principally related parties (Note 4)	—	5,519,988

Total Liabilities	4,110,333	8,959,469

Stockholders’ equity (deficit) (Notes 4, 7, 10 and 11):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value; authorized – 75,000,000 shares; issued: 2003 – 17,781,073 shares; 2002 – 5,984,601 shares; outstanding: 2003 – 17,697,244 shares; 2002 – 5,900,772 shares;	17,781	5,985
Additional paid-in capital	19,949,589	9,158,209
Deficit accumulated during the development stage	(24,015,400)	(17,912,334)

	(4,048,030)	(8,748,140)

	$62,303	$211,329

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During Development	Year Ended December 31,
	Stage Through
	December 31, 2003	2003	2002	2001
Operating expenses:
General and administrative (Note 6)	$15,332,946	$4,890,420	$1,176,585	$1,333,162
Payments under licenses (Note 3)	1,187,266	100,000	100,000	100,000
Travel and entertainment	2,113,939	127,505	268,932	314,672

	18,634,151	5,117,925	1,545,517	1,747,834

Loss From Operations	(18,634,151)	(5,117,925)	(1,545,517)	(1,747,834)

Other income (expense):
Interest income (Note 6)	237,274	295	9,789	32,282
Gain on settlement of lawsuit (Note 10)	317,423
Other income	59,574		10,024
Interest expense – principally related parties (Note 4)	(4,217,488)	(985,436)	(1,039,779)	(852,416)

	(3,603,217)	(985,141)	(1,019,966)	(820,134)

Net Loss	$(22,237,368)	$(6,103,066)	$(2,565,483)	$(2,567,968)

Basic and Diluted per Common Share (Notes 1, 4, 7, 10 and 11):
Loss From Operations	$(3.89)	$(.48)	$(.27)	$(.33)
Net Loss	$(4.65)	$(.58)	$(.44)	$(.49)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Periods Ended September 30, 1988 Through December 31, 2003

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

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2003

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total
Issuance of stock, October — December 1991 (150,925 shares at $1.60 per share)	$151	$241,329	$	$241,480
Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)		(16,899)
Issuance of stock, public offering, August — September 1992 (344 shares at $16.00 per share)	1	5,499		5,500
Net loss			(562,751)	(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084	(2,117,434)	(565,259)
Issuance of stock, public offering October 1992 — September 1993 (92,785 shares at $16.00 per share)	93	1,484,457		1,484,550
Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997		4,000
Issuance of warrants to stockholder		6,333		6,333
Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares at $16.00 per share)	6	102,994		103,000
Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991		150,000
Net loss			(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856	(3,325,355)	(25,297)

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2003

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

Periods Ended September 30, 1988 Through December 31, 2003

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

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2003

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total
Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	$283	$564,433	$	$564,716
Conversion of $100,000 of Convertible Debentures plus accrued interest, various months 2002 (55,000 shares at $2.00 per share)	55	109,945		110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503		165,586
Issuance of stock for 10% stock dividend, June 2002, (522,931 shares at $3.40 per share)	523	1,777,442	(1,777,965)
Net loss			(2,565,483)	(2,565,483)

Balance (deficit), December 31, 2002	5,985	9,158,209	(17,912,334)	(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 shares at $2.00 per share)	50	(50)
Conversion of $15,000 of Convertible Debentures plus accrued interest, April 2003 (26,597shares at $1.05 per share)	26	27,901		27,927
Issuance of stock for compensatory awards to non-officer members of the Board of Directors, July 2003 (15,000 shares at $1.00 per share)	15	14,985		15,000
Conversion of all outstanding Convertible Debentures plus accrued interest, July and August 2003 (9,647,759 shares at $1.05 per share)	9,648	10,120,499		10,130,147
Issuance of stock for consulting services, various months 2003 (54,493 shares at an average price of $.54 per share)	55	29,260		29,315
Issuance of stock in partial satisfaction of deferred compensation balances with officers, November 2003, (1,006,287 shares at $.30 per share)	1,006	300,880		301,886
Issuance of stock, various months 2003 (996,336 shares at $.30 per share)	996	297,905		298,901
Net loss			(6,103,066)	(6,103,066)

Balance (deficit), December 31, 2003	$17,781	$19,949,589	$(24,015,400)	$(4,048,030)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During Development	Year Ended December 31,
	Stage Through
	December 31, 2003	2003	2002	2001
Operating activities:
Net loss	$(22,237,368)	$(6,103,066)	$(2,565,483)	$(2,567,968)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	737,653	29,315		83,000
Other	(123,546)
Changes in:
Advances to officers	(1,437,516)		(110,500)	(329,018)
Other receivables	(142,468)		(4,182)	(13,435)
Accounts payable	1,538,496	431,189	89,973	77,534
Accrued expenses	4,314,117	1,197,853	1,039,779	871,363
Deferred compensation	3,578,581	628,782	339,156	363,753
Deferred compensation retirement plan	3,245,000	3,245,000	—	—

Net cash used in operating activities	(10,507,242)	(570,927)	(1,211,257)	(1,514,771)

Investing activities:
Purchases of fixed assets	(19,808)
Other	314,082

Net cash used in investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	4,807,861	298,901	564,716	963,682
Proceeds from notes payable and advances from officers	1,803,609	138,000
Proceeds from Convertible Debentures	3,798,000	73,000	300,000	613,000
Payments on notes payable and advances from officers	(242,609)	(88,000)
Other	108,410	—	—	—

Net cash provided by financing activities	10,275,271	421,901	864,716	1,576,682

Increase (decrease) in cash	62,303	(149,026)	(346,541)	61,911
Cash, beginning of period	0	211,329	557,870	495,959

Cash, end of period	$62,303	$62,303	$211,329	$557,870

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1: Organization and summary of significant accounting policies

     Nature of business

The Company was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. These technologies include five chemical processes known as ThermoFuel Process (“ThermoFuel”), Sludge-to-Oil Reactor System (“STORS”), Nitrogen Removal (“NitRem”), Enhanced Biogas Production (“Enhanced Biogas Production”) and Ammonia Recovery Process (“ARP”). Three of these technologies, STORS, NitRem and ARP are owned by Battelle Memorial Institute (“BMI”) and licensed to the Company. ThermoFuel is a patent-pending renewable energy process that represents an advance of the STORS process and Enhanced Biogas Production is a method of processing and treating animal waste. A sixth technology, also owned by BMI and licensed to the Company is a dual-shell pressure balanced vessel, known as the Dual Shell Reactor (“DSR”). This patented vessel is the reactor equipment in which the STORS and NitRem chemistries are conducted. The Company owns the worldwide rights to NitRem, ARP, DSR and STORS technologies, except for STORS in Japan, pursuant to exclusive license agreements with BMI. The six technologies are primarily aimed at solving wastewater problems for broad-based municipal and industrial markets. During 2001, the Company, through ThermoEnergy Power Systems, LLC (see Note 6), received a patent from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems (“TIPS”) technology. TIPS is a new thermodynamic method of eliminating the atmospheric emissions of mercury, acid gases and particulates. In addition, TIPS captures carbon dioxide as a pure liquid which can be stored, sequestered or sold on the commercial market. TIPS produces electricity and/or synthesis gas from a diverse mixture of energy resources including coal, oil, natural gas, biomass or by-products from some manufacturing activities. STORS, ThermoFuel, NitRem, Enhanced Biogas Production, ARP, DSR and TIPS are referred to collectively as the “Technologies”.

The Company was formed for the transfer of technology from American Fuel and Power Corporation (“AFP”) in 1988 to continue development of the STORS technology under assignment of the license from AFP, the original licensee. Management of the AFP division developing the STORS technology became management of the Company concurrent with the terms of the transfer. The license was assigned to the Company under an agreement requiring that 70 percent of the Company’s initial outstanding Common Stock be issued to AFP for distribution to AFP stockholders (see Note 7).

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies (see Notes 2 and 3). The STORS, NitRem and ARP technologies have been successfully demonstrated and the Company is currently pursuing commercial opportunities within the municipal and industrial markets. No commercial contracts have been awarded to the Company.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1: Organization and summary of significant accounting policies (continued)

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

     Loss per common share

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends (see Note 7), stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company’s Convertible Debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 10,567,786, 5,745,113, 5,220,261, and 4,786,861 shares for the periods ended December 31, 2003, 2002 and 2001, and cumulative since inception through December 31, 2003, respectively. For additional disclosures regarding Convertible Debentures, stock options, warrants and contingently issuable shares, see Notes 4, 7 and 10, respectively.

     Stock options

The Company accounts for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation is reflected in the Statements of Operations, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), to stock based compensation for the period cumulative during development stage through December 31, 2003 and for the years ended December 31, 2003, 2002 and 2001 follows (dollar in thousands except for per share amounts):

	Cumulative	2003	2002	2001
Loss from operations, as reported	$(18,634)	$(5,118)	$(1,546)	$(1,748)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(3,585)	—	(11)	(701)

Pro forma loss from operations	$(22,219)	$(5,118)	$(1,557)	$(2,449)

Net loss, as reported	$(22,237)	$(6,103)	$(2,565)	$(2,568)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(3,585)	—	(11)	(701)

Pro forma net loss	$(25,822)	$(6,103)	$(2,577)	$(3,269)

Loss per common share:
Loss from operations, as reported	$(3.89)	$(.48)	$(.27)	$(.33)

Loss from operations, pro forma	$(4.64)	$(.48)	$(.27)	$(.47)

Net loss, as reported	$(4.65)	$(.58)	$(.44)	$(.49)

Net loss, pro forma	$(5.39)	$(.58)	$(.45)	$(.63)

See Note 7 for further information concerning the calculation of pro forma amounts.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1: Organization and summary of significant accounting policies (continued)

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

     Advertising

Advertising costs are expensed as incurred and amounted to $12,039, $5,702 and $50,107 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform the reporting format used in the 2003 financial statements.

Note 2: Joint venture corporation agreements

During 1998, the Company and Foster Wheeler Environmental Corporation (“FWEC”), a wholly-owned subsidiary of Foster Wheeler Corporation, agreed to form ThermoEnergy Environmental LLC, a New Jersey limited liability company (“TENC”) for purposes of, among other things, developing, marketing and utilizing the ARP technology. As of December 31, 2003, TENC had not been capitalized and had no transactions. The Company is engaged in discussions with FWEC concerning the termination of the joint venture agreement.

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

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 3: License and marketing agreements (continued)

The License Agreements provide for payment of royalties to BMI from revenues generated using the Technologies. The royalty schedule is structured such that a minimum payment is required unit such time that the Company generates income from the Technologies. The Company has not yet sold a commercial facility and has been required to make only minimum royalty payments to BMI under the agreements since no revenues have been generated from the use of the Technologies.

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

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 4: Convertible Debentures

Unsecured Convertible Debentures, held principally by stockholders of the Company, consisted of the following at December 31, 2002:

Series 98, 15% Debentures	$4,484,345
Series 01, 10% Debentures	961,266
Series 02, 15% Debentures	300,000

5,745,611
Less current maturities	225,623

$5,519,988

The Company was authorized to issue $7,500,000 of Series 98, 15% Convertible Debentures with an original maturity date of January 15, 2003. During December 2002, the Company requested an extension of the maturity date of this issue until January 15, 2004. Holders of $4,258,722 of the Debentures agreed to the one-year extension. Holders of $96,000 and $129,623 of the Debentures agreed to extend the maturity date to April 15, 2003 and May 15, 2003, respectively. During 2002, the Company issued 55,000 shares at $2.00 per share for $100,000 of the Series 98 Debentures plus accrued interest.

During 2001, the Company halted the sale of the Series 98 Debentures and authorized another series of Convertible Debentures in the principal amount of $3,000,000. The Series 01, 10% Convertible Debentures had a maturity date of July 15, 2006. During 2001, the Company issued $961,266 of Series 01 Debentures ($613,000 for cash, $218,036 in satisfaction of accounts payable balances and $130,230 in satisfaction of net deferred compensation balances due to officers of the Company (see Note 6).

During December 2002, the Board of Directors approved the issuance to a stockholder of $300,000 of Series 02, 15% Convertible Debentures. The Series 02 Debentures had a maturity date of December 16, 2008.

During April 2003, the Company’s Board of Directors approved the Company’s sale of its Series 03 Convertible Debentures (the “Series 03 Debentures”). The Series 03 Debentures were offered at a discount of 20% from par value and were convertible according to the terms set forth by the Board of Directors into shares of the Company’s common stock at a price of $1.05 per share.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 4: Convertible Debentures (continued)

During 2003, the Company sold $91,250 (par amount) of the Series 03 Debentures for $73,000 in cash. The Company also issued an aggregate of $428,101 (par amount) of the Series 03 Debentures in satisfaction of $50,000 of advances to the Company from officers and of $292,481 of deferred compensation owed by the Company to its officers.

During July and August 2003, the Company received commitments from all of the holders of the outstanding Convertible Debentures to convert the outstanding principal amount (plus all accrued interest) of the Debentures into shares of the Company’s Common Stock at $1.05 per share. A total of 9,647,759 shares were issued to the Debenture holders during the quarter ended September 30, 2003.

Note 5: Income taxes

A valuation allowance equal to the total of the Company’s deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2003, 2002 and 2001 were increases of approximately $2,248,000, $918,000, $959,000, respectively. The Company’s deferred tax liabilities are not significant.

Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2003	2002	2001
Net operating loss carryforwards	$5,374,000	$4,603,000	$3,814,000
Deferred compensation	2,595,000	1,118,000	989,000
Other	114,000	114,000	114,000

	8,083,000	5,835,000	4,917,000
Valuation allowance — deferred tax assets	(8,083,000)	(5,835,000)	(4,917,000)

	$0	$0	$0

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 5: Income taxes (continued)

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company’s effective rate is shown below for the year ended December 31:

	2003	2002	2001
Computed at statutory rate (34%)	$(2,075,042)	$(872,264)	$(873,109)
Effect of valuation allowance for deferred tax assets	2,075,042	872,264	873,109

Provision for income taxes	$0	$0	$0

The Company has net operating loss carryforwards at December 31, 2003 of approximately $14,000,000 which expire in various amounts during 2004 through 2023.

Note 6: Related party transactions

During the years ended December 31, 2003, 2002 and 2001, and the Company incurred expenses for support services by BMI of approximately $42,000, $18,000, and $55,000, respectively. The Company also incurred expenses aggregating approximately $150,000 during 2003 in connection with BMI’s agreement to the conversion of its Convertible Debentures of the Company to Common Stock at $1.05 per share.

During 2003, the Company received $138,000 in advances from officers and repaid the advances prior to December 31, 2003 ($88,000 in cash and $50,000 of Series 03 Debentures as discussed in Note 4).

During the years ended December 31, 2002 and 2001, the Company advanced an aggregate of $110,500 and $329,018 respectively, to officers of the Company. The advances outstanding were due on demand with interest at the published national prime rate. Interest income on the advances amounted to $4,182 and $13,483 for the years ended December 31, 2002 and 2001, respectively. See Notes 4 and 7 for information concerning Convertible Debentures and other transactions with officers and stockholders.

The Company has employment agreements with its officers specifying minimum levels of compensation and terms of employment. Any amounts earned as compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the published national prime rate until payment. Compensation expense aggregating $5,492, $3,848, and

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 6: Related party transactions (continued)

$19,949 was accrued during the years ended December 31, 2003, 2002 and 2001, respectively, pursuant to the interest provisions of the compensation arrangements. A resolution approved by the Company’s Board of Directors provides that amounts due from officers may be offset against accrued deferred compensation.

During 2000, the Board of Directors approved the formation of a ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring the Company’s rights and interests in TIPS. The organizational documents for ThermoEnergy Power Systems indicate that the Company will have an 85% ownership interest and the Executive Vice President and Senior Vice President of Technology, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2003, ThermoEnergy Power Systems had not been capitalized by the Company and had no transactions.

The Company incurred fees of $25,000, $39,510 and $5,830 during the years ended December 31, 2003, 2002 and 2001, respectively, for legal services performed by a member of the Company’s Board of Directors.

During 2001, the Company issued $130,230 of Series 01, 10% Convertible Debentures to officers in partial satisfaction of the outstanding net deferred compensation balance due to the officers. During 2002 and 2003, the Company issued 82,793 shares of Common Stock at $2.00 per share and 1,006,287 shares of Common Stock at $.30 per share, respectively, to officers in partial satisfaction of the net deferred compensation balances due to the officers.

In connection with the issuance to a stockholder of $300,000 of the Series 02 Debentures during December 2002 (see Note 4), the Company agreed to extend the exercise date of warrants held by that stockholder for the purchase of 311,104 shares of Common Stock at $1.82 per share until 2008.

During 2003, the Board of Directors approved a retirement plan for an officer of the Company. The plan provides that upon retirement, the officer would receive payments for a period of twenty years consisting of 50% of the officer’s current salary contract, 50% of the largest annual bonus paid during each year, and 100% of the officer’s current insurance coverage. The Plan also provides for the continuation of the payments to his heirs and/or assignees for the remaining period in the twenty-year term in the event of his death.

The Company has accounted for the plan as a deferred compensation arrangement and has accrued a liability of $3,245,000 at December 31, 2003 (the deferred compensation expense of

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 6: Related party transactions (continued)

$3,245,000 is included in general and administrative expenses in the 2003 Statement of Operations) for payments (bonus amounts were not included in the calculation since the Company has no history of bonus payments) required under the plan. The liability represents the present value of the estimated required payments over the twenty-year term using a discount rate of 5.05% (the average of the twenty-year U.S Treasury rate since approval of the plan during 2003).

Note 7: Common Stock

On May 21, 2002, the Company’s Board of Directors declared a 10% Common Stock dividend to stockholders of record as of June 10, 2002. The stock dividend was charged to retained earnings (deficit) in the aggregate amount of $1,777,965, based on the $3.40 closing price of the Company’s Common Stock on the date of declaration. Average shares outstanding, per share amounts and stock option and warrant amounts, where appropriate, included in the accompanying financial statements are based on the increased number of shares giving retroactive effect to the stock dividend.

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

The Company’s 1997 Stock Option Plan (the “Plan”) provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. During 2003, the Company issued the non-employee Directors a total of 15,000 shares at $1.00 per share in lieu of granting stock options under the Plan. At December 31, 2003, options for 55,100 shares of Common Stock were outstanding under the Plan.

During 2001, the Board of Directors awarded certain officers and directors a total of 605,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant dates ($1.91 and $2.05) and expire five years from the those dates. No stock options were granted or exercised during 2003. See Note 11 for information concerning stock options granted during 2004.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 7: Common Stock (continued)

Pro forma information regarding net loss and loss per share (see Note 1) is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant for the period cumulative during the development stage through December 31, 2003 and the years ended December 31, 2002 and 2001 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 5.70%, 4.08% and 4.58%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company’s Common Stock of 60%, and a weighted-average expected life of the options of 5 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

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

A summary of the Company’s stock option activity, and related information follows:

		Weighted
		Average
		Exercise
	Number	Price	Number
	of Shares	per Share	Exercisable
Balance at January 1, 2001	1,650,000	$3.16	1,644,500
Granted	605,000	1.99
Exercised	(4,400)	1.82

Balance at December 31, 2001	2,250,600	2.84	2,250,600
Granted	10,000	3.60

Balance at December 31, 2002 and 2003	2,260,600	$2.85	2,260,600

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 7: Common Stock (continued)

The weighted average fair value of options granted during the periods presented above were approximately $701,000 and $12,000 for the years ended December 31, 2001 and 2002, respectively.

Exercise prices for options outstanding as of December 31, 2003 ranged from $1.82 to $6.36. The weighted average remaining contractual life of those options was approximately 1.7 years at December 31, 2003.

During 2001 and 2002, the Board of Directors approved the sale to current stockholders of shares of the Company’s Common Stock at $2.00 per share. An aggregate of 282,358 shares were sold to stockholders for cash and 82,793 shares were issued to officers of the Company in satisfaction of net deferred compensation balances owed to them.

During January 2003, the Company’s Board of Directors approved the issuance of 50,000 shares of Common Stock to a shareholder in exchange for warrants previously purchased by the shareholder. During April 2003, the Company issued 26,597 shares of Common Stock at $1.05 per share for the conversion of $15,000 of the Company’s Series 98 Convertible Debentures and accrued interest thereon. During July 2003, the Company issued 15,000 shares of Common Stock to the non-officer members of the Board of Directors of the Company. Compensation expense of $15,000 was recorded in connection with the issuance of these shares. As described in Note 4, the Company issued 9,647,759 shares of Common Stock during July and August 2003 in satisfaction of all outstanding Convertible Debentures and related accrued interest. During the fourth quarter of 2003, the Company issued 54,493 shares of Common Stock at an average price of $.54 per share for consulting services performed by a third party and issued 996,336 shares for cash at $.30 per share. During November 2003, 1,006,287 shares of Common Stock were issued to officers of the Company in partial satisfaction of deferred compensation balances owed to them.

At December 31, 2003, there are outstanding warrants for the purchase of 595,042 shares of the Company’s Common Stock at $0.30 per share until expiration in various amounts through 2008.

At December 31, 2003, approximately 4,200,000 shares of Common Stock were reserved for future issuance under warrant agreements, stock option arrangements and other commitments (see Note 10 for discussion of shares issuable under an agreement with a financial advisor).

See Note 11 for information concerning the issuance of Common Stock during 2004.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 8: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2003, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

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

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management (see Note 11).

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

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 10: Commitments and contingencies (continued)

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

Pursuant to the terms of a letter agreement dated June 26, 2003, the Company engaged Prospect Street Ventures (“PSV”) to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives. As compensation for its services to the Company, PSV will receive shares of Common Stock as a retainer fee and additional shares of Common Stock on a monthly basis during the course of the engagement. At December 31, 2003, the Company has accrued a liability aggregating $194,000 (which is included in Accounts payable in the 2003 Balance Sheet), for PSV’s services for 2003. The liability was computed based on the market price of the Company’s Common Stock on the applicable computation dates for the 312,500 shares issuable to PSV under the terms of the agreement as of December 31, 2003. No shares of the Company’s Common Stock were issued to PSV during 2003. PSV will also be entitled to a success fee upon the completion of any transaction and to compensation if certain transactions are completed within two years of the termination of the agreement (see Note 11).

During June 2002, the Company signed a letter of intent with Shenzhen Fuhaoheng Investment Co. LTD, a Chinese corporation, to form a joint venture company to design, construct and operate wastewater treatment plants within the People’s Republic of China. The Company was unable to obtain the funding to pursue this project and the letter of intent has expired.

During 2003, the Company signed a nonbinding letter of intent regarding a possible acquisition of Container Service Co., Inc., Portland, Oregon (“CSC”). The letter of intent indicated that the Company’s Common Stock would be issued in exchange for all of the outstanding shares of CSC if the parties agreed to the transaction. The parties did not reach a material agreement regarding an acquisition transaction and the letter of intent has been terminated.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 11: Subsequent events

During January and February 2004, 2,718,158 shares of the Company’s Common Stock were issued for cash at $.30 per share (including 2,686,492 shares pursuant to a private placement offering approved by the Board of Directors during February 2004 and conducted with the assistance of PSV) and 312,042 shares were issued in satisfaction of accounts payable amounts.

During February 2004, the Board of Directors granted stock options to a member of the Board of Directors for the purchase of 50,000 shares of the Company’s Common Stock at $.50 per share.

On March 23, 2004, the Board of Directors approved a rescission offer to stockholders who purchased the Company’s Common Stock during the fourth quarter of 2003 and the first quarter of 2004. The Company has determined that there was no available exemption from the registration requirements of the Securities Act of 1933.