Form 10QSB
period 2004-03-31
THERMOENERGY CORP
filed 2004-05-17
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(501) 376-6477
(Issuer’s Telephone Number, Including Area Code)

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,913,944 shares of common stock as of May 14, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$385,907	$62,303
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$385,907	$62,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$641,305	$763,410
Deferred compensation	198,426	101,923

Total Current Liabilities	839,731	865,333
Deferred compensation retirement plan for officer	3,245,000	3,245,000

Total Liabilities	4,084,731	4,110,333
Stockholders’ equity (deficit) (Notes 3 and 5):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value: authorized – 75,000,000 shares; March 31, 2004: issued – 20,891,002 shares; outstanding - 20,807,173 shares; December 31, 2003: issued – 17,781,073 shares; outstanding – 17,697,244 shares	20,891	17,781
Additional paid-in capital	20,952,633	19,949,589
Deficit accumulated during the development stage	(24,672,348)	(24,015,400)

	(3,698,824)	(4,048,030)

	$385,907	$62,303

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Three Months Ended
	Stage Through	March 31,
	March 31,
	2004	2004	2003
	(Unaudited)	(Unaudited)
Operating Expenses:
General and administrative	$15,933,651	$600,705	$286,242
Payments under licenses	1,212,266	25,000	25,000
Travel and entertainment	2,145,795	31,856	41,362

	19,291,712	657,561	352,604

Loss From Operations	(19,291,712)	(657,561)	(352,604)

Other Income (Expense)
Interest income	237,887	613	82
Gain on settlement of lawsuit	317,423
Other	59,574
Interest expense	(4,217,488)	—	(282,530)

	(3,602,604)	613	(282,448)

Net Loss	$(22,894,316)	$(656,948)	$(635,052)

Basic and Diluted per Common Share (Note 2)
Loss From Operations	$(3.85)	$(0.03)	$(0.06)
Net Loss	$(4.57)	$(0.03)	$(0.11)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2003 and the Three Months Ended
March 31, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Three Months Ended
March 31, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Three Months Ended
March 31, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Three Months Ended
March 31, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Three Months Ended
March 31, 2004 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total
Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	$283	$564,433	$	$564,716
Conversion of $100,000 of Convertible Debentures plus accrued interest, various months 2002 (55,000 shares at $2.00 per share)	55	109,945		110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503		165,586
Issuance of stock for 10% stock dividend, June 2002, (522,931 shares at $3.40 per share)	523	1,777,442	(1,777,965)
Net loss			(2,565,483)	(2,565,483)

Balance (deficit), December 31, 2002	5,985	9,158,209	(17,912,334)	(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 shares at $2.00 per share)	50	(50)
Conversion of $15,000 of Convertible Debentures plus accrued interest, April 2003 (26,597 shares at $1.05 per share)	26	27,901		27,927
Issuance of stock for compensatory awards to non-officer members of the Board of Directors, July 2003 (15,000 shares at $1.00 per share)	15	14,985		15,000
Conversion of all outstanding Convertible Debentures plus accrued interest, July and August 2003 (9,647,759 shares at $1.05 per share)	9,648	10,120,499		10,130,147
Issuance of stock for consulting services, various months 2003 (54,493 shares at an average price of $.54 per share)	55	29,260		29,315
Issuance of stock in partial satisfaction of deferred compensation balances with officers, November 2003, (1,006,287 shares at $.30 per share)	1,006	300,880		301,886
Issuance of stock, various months 2003 (996,336 shares at $.30 per share)	996	297,905		298,901
Net loss			(6,103,066)	(6,103,066)

Balance (deficit), December 31, 2003	17,781	19,949,589	(24,015,400)	(4,048,030)

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Three Months Ended
March 31, 2004 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total
Issuance of stock for accounts payable balances, various months 2004 (323,153 shares at an average price of $.52644 per share)	$323	$169,798	$	$170,121
Issuance of stock, various months 2004 (2,786,776 shares at $.30 per share)	2,787	833,246		836,033
Net loss			(656,948)	(656,948)

Balance (deficit), March 31, 2004	$20,891	$20,952,633	$(24,672,348)	(3,698,824)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development	Three Months Ended March 31,
	Stage Through
	March 31, 2004	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(22,894,316)	$(656,948)	$(635,052)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	737,653
Other	(123,546)
Changes in:
Advances to officers	(1,437,516)
Other receivables	(142,468)
Accounts payable	1,586,512	48,016	(18,428)
Accrued expenses	4,314,117		282,530
Deferred compensation	3,675,084	96,503	158,793
Deferred compensation retirement plan	3,245,000		—

Net cash used in operating activities	(11,019,671)	(512,429)	(212,157)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	5,643,894	836,033
Proceeds from notes payable and advances from officers	1,803,609		45,000
Proceeds from Convertible Debentures	3,798,000
Payments on notes payable and advances from officers	(242,609)
Other	108,410

Net cash provided by financing activities	11,111,304	836,033	45,000

Increase (decrease) in cash	385,907	323,604	(167,157)
Cash, beginning of period	0	62,303	211,329

Cash, end of period	$385,907	$385,907	$44,172

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of convertible debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 19,338,032, 5,942,994, and 5,011,288 shares for the periods ended March 31, 2004 and 2003, and cumulative since inception through March 31, 2004, respectively.

NOTE 3: COMMON STOCK

During the first quarter of 2004, the Company issued 323,153 shares of Common Stock to settle accounts payable balances aggregating $170,121 and 2,786,776 shares for cash at $.30 per share.

During February 2004, the Board of Directors granted stock options to a member of the Board of Directors for the purchase of 50,000 shares of the Company’s Common Stock at $.50 per share.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE 3: COMMON STOCK (continued)

On March 23, 2004, the Board of Directors approved a rescission offer to stockholders who purchased the Company’s Common Stock during the fourth quarter of 2003 and the first quarter of 2004 due to the determination that an exemption from the registration requirements of the Securities Act of 1933 was not available. The purchasers did not require the Company to repurchase any of the shares pursuant to this offer.

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

NOTE 5: COMMITMENTS

Pursuant to the terms of a letter agreement dated June 26, 2003, the Company engaged Prospect Street Ventures (“PSV”) to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives. As compensation for its services to the Company, PSV is entitled to receive shares of Common Stock as a retainer fee and additional shares of Common Stock on a monthly basis during the course of the engagement. PSV is also entitled to a success fee upon the completion of any transaction and to compensation if certain transactions are completed within two years of the termination of the agreement. At March 31, 2004, the Company has recognized a liability aggregating $418,375 (which is included in accounts payable in the March 31, 2004 Balance Sheet), for PSV’s services since the inception of the agreement. No amounts have been paid to PSV (in cash or Common Stock) during 2003 or 2004.

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

General

ThermoEnergy Corporation, an Arkansas corporation (the “Company”), was incorporated in January 1988, for the purpose of developing and marketing certain environmental technologies. The Company is the exclusive worldwide licensee (except for STORS, as defined below, in Japan) for three clean water process technologies developed by Battelle Memorial Institute (“BMI”). The Company owns the rights to the ThermoFuel Process (“ThermoFuel”), a patent-

pending renewable energy process that represents an advancement of the Sludge-To-Oil Reactor System (“STORS”), and also owns the rights to Enhanced Biogas Production (“Enhanced Biogas Production”) under a license agreement with Alexander G. Fassbender (“Fassbender”), the Company’s Executive Vice-President of Technology. The five chemical process technologies (STORS, ThermoFuel, the Ammonia Recovery Process (“ARP”), the Nitrogen Removal Process (“NitRem”) and Enhanced Biogas Production) are primarily aimed at solving wastewater problems for broad-based municipal and industrial markets. The Company also is the exclusive worldwide licensee for a hardware technology developed by BMI known as the Dual-Shell Reactor System (“DSR”), in which STORS and NitRem are conducted. These six technologies are collectively referred to as the “Water Technologies.”

The Company is also the owner, along with Fassbender, of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

Plan of Operations

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The following summary sets forth the Company’s plan of operations for the next 12 months.

Current Cash Requirements; Need for Additional Funds

The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of March 31, 2004, the Company had a cash balance of $385,907 (compared to $44,172 available cash as of March 31, 2003), while its current liabilities were $839,731. The Company has no debt instruments outstanding due to the conversion of all of its debentures during 2003. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $500,000 (assuming no commercialization of the Technologies) to $1,000,000 (assuming there are expenses associated with one or more commercial sales of the Technologies). Substantially all the anticipated cash requirements will be for intellectual property rights, executive compensation and marketing and development expense. Based upon the Company’s available cash and its current and possible requirements and obligations, the Company must raise additional capital to fund its operations beyond June 30, 2004.

In offerings of its stock during the fourth quarter of 2003 and the first quarter of 2004, the Company sold an aggregate of 1,028,002 shares of its Common Stock to certain existing stockholders of the Company for $0.30 per share (the “Stockholder Placements”). The aggregate gross proceeds from the Stockholder Placements were approximately $308,400. In the first quarter of 2004, the Company also issued and sold an aggregate of 2,686,492 shares of its Common Stock to certain new investors referred to the Company by Prospect Street Ventures, an investment banking and financial advisory firm engaged by the Company in 2003 to assist in its capital raising activities (“PSV”), for $0.30 per share (the “PSV Placement” and collectively with the Stockholder Placements, the “Stock Placements”). The aggregate gross proceeds of the

PSV Placement were approximately $806,000. Pursuant to the Stock Placements, the Company issued an aggregate of 3,714,494 shares of its Common Stock for aggregate gross proceeds of approximately $1,114,348.

None of the shares sold in the Stock Placements were registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Company concluded that there was no available exemption from the registration requirements of the Securities Act. Accordingly, on April 10, 2004, the Company commenced a rescission offer to the purchasers of Common Stock in the Stock Placements. The rescission offer terminated on May 10, 2004. None of the purchasers of Common Stock in the Stock Placements rescinded their purchases.

The Company and PSV are continuing to seek both short-term and longer-term financing and are considering various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of Common Stock, the issuance of other equity or debt securities or bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, the Company will not be able to continue its operations.

Research and Development During the Next 12 Months

The Company will continue to conduct computer modeling with respect to its Technologies and processes. Due to the current financial condition of the Company, however, there are no plans to conduct any product research and development activities in the next 12 months.

Purchase of Plant or Significant Equipment

The Company and PSV continue to search for possible acquisition targets that possess both products and services which complement or enhance the Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain longer-term financing. While the current financial condition of the Company would make an acquisition in the next 12 months difficult, management hopes that debt or equity acquisition financing would become available if an appropriate target was found.

Expected Changes in the Number of Employees

The Company does not foresee any increase in the number of employees in the next 12 months unless a commercial contract is signed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and its Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities and Small Business Issuer Purchases of Equity Securities.

See Part II, Item 5, “Recent Sales of Unregistered Securities” included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

The Company and New York City officials are continuing to negotiate for a 500,000 gallon per day ARP facility to be located at one of New York City’s eight water pollution control plant de-watering facilities. The Company believes that, based upon the current negotiations, the

Company would be able to meet the operational requirements of the contract by hiring subcontractors. No definitive contract has been executed with New York City and no assurance can be given that any final agreement will be reached.

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

(b) No reports on Form 8-K were filed during the quarterly period ended March 31, 2004.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004	THERMOENERGY CORPORATION
/s/ P.L. Montesi
P.L. Montesi, President, Treasurer
and Principal Financial Officer