Form 10QSB
period 2004-06-30
THERMOENERGY CORP
filed 2004-08-16
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 33-46104-FW

THERMOENERGY CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

ARKANSAS	71-00659511
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,211,370 shares of common stock as of August 10, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS

Cash — Total Current Assets	$124,266	$62,303
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—
	—	—

	$124,266	$62,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$684,610	$763,410
Deferred compensation	297,665	101,923

Total Current Liabilities	982,275	865,333
Deferred compensation retirement plan for officer	3,245,000	3,245,000

Total Liabilities	4,227,275	4,110,333
Stockholders’ equity (deficit) (Notes 3 and 5):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value: authorized - 75,000,000 shares; June 30, 2004: issued - 21,255,554 shares; outstanding - 21,171,725 shares; December 31, 2003: issued - 17,781,073 shares; outstanding - 17,697,244 shares	21,256	17,781
Additional paid-in capital	21,069,290	19,949,589
Deficit accumulated during the development stage	(25,193,555)	(24,015,400)

	(4,103,009)	(4,048,030)

	$124,266	$62,303

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During Development Stage Through June 30,	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2004	2003	2004	2003
	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	$16,370,634	$1,037,688	$521,634	$436,983	$235,392
Payments under licenses	1,237,266	50,000	50,000	25,000	25,000
Travel and entertainment	2,205,849	91,910	75,809	60,054	34,447

	19,813,749	1,179,598	647,443	522,037	294,839

Loss From Operations	(19,813,749)	(1,179,598)	(647,443)	(522,037)	(294,839)

Other Income (Expense)
Interest income	238,717	1,443	115	830	33
Gain on settlement of lawsuit	317,423
Other	59,574
Interest expense	(4,217,488)	—	(585,739)	—	(303,209)

	(3,601,774)	1,443	(585,624)	830	(303,176)

Net Loss	$(23,415,523)	$(1,178,155)	$(1,233,067)	$(521,207)	$(598,015)

Basic and Diluted per Common Share (Note 2)
Loss From Operations	$(3.77)	$(0.06)	$(0.11)	$(0.02)	$(0.05)
Net Loss	$(4.46)	$(0.06)	$(0.21)	$(0.02)	$(0.10)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2003 and the Six Months Ended
June 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Six Months Ended
June 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Six Months Ended
June 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Six Months Ended
June 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Six Months Ended
June 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Six Months Ended
June 30, 2004 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total
Issuance of stock for accounts payable balances, various months 2004 (330,966 shares at an average price of $.544228 per share)	$331	$179,790	$	$180,121
Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019	902,536		905,555
Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share)	125	37,375		37,500
Net loss			(1,178,155)	(1,178,155)

Balance (deficit), June 30, 2004	$21,256	$21,069,290	$(25,193,555)	$(4,103,009)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative During Development Stage Through	Six Months Ended June 30,
	June 30, 2004	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(23,415,523)	$(1,178,155)	$(1,233,067)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	737,653
Other	(123,546)		6,492
Changes in:
Advances to officers	(1,437,516)
Other receivables	(142,468)
Accounts payable	1,639,817	101,321	14,205
Accrued expenses	4,314,117		590,432
Deferred compensation	3,811,823	233,242	307,095
Deferred compensation retirement plan	3,245,000		—

Net cash used in operating activities	(11,350,834)	(843,592)	(314,843)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	5,713,416	905,555
Proceeds from notes payable and advances from officers	1,803,609		70,000
Proceeds from Convertible Debentures	3,798,000		73,000
Payments on notes payable and advances from officers	(242,609)		(20,000)
Other	108,410

Net cash provided by financing activities	11,180,826	905,555	123,000

Increase (decrease) in cash	124,266	61,963	(191,843)
Cash, beginning of period	0	62,303	211,329

Cash, end of period	$124,266	$124,266	$19,486

     See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of convertible debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 5,255,265 shares for the period cumulative since inception through June 30, 2004, and 20,205,997 and 5,958,220 shares for the six-month periods ended June 30, 2004 and 2003, respectively, and 21,054,211 and 5,973,277 shares for the three-month periods ended June 30, 2004 and 2003, respectively.

NOTE 3: COMMON STOCK

During the six months ended June 30, 2004, the Company issued 330,966 shares of Common Stock to settle accounts payable balances aggregating $180,121 and 3,018,515 shares for cash at $.30 per share.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 3: COMMON STOCK (continued)

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

During May 2004, the Company issued 125,000 shares at $.30 per share in partial satisfaction of a deferred compensation balance with an officer.

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

NOTE 5: COMMITMENTS

At June 30, 2004, the Company was committed to issue approximately 415,000 shares of Common Stock in payment of accounts payable balances.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and the notes to the financial statements appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the

Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and actual future activities and the Company’s results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) the Company’s ability to function efficiently and effectively until it can afford to hire a principal financial officer to replace the deceased P.L. Montesi; (iv) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (v) general economic and market conditions.

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

General

ThermoEnergy Corporation, an Arkansas corporation (the “Company”), was incorporated in January 1988, for the purpose of developing and marketing certain environmental technologies. The Company is the exclusive worldwide licensee (except for STORS, as defined below, in Japan) for three clean water process technologies developed by Battelle Memorial Institute (“BMI”): the Sludge-To-Oil Reactor System (“STORS”), the Ammonia Recovery Process (“ARP”), the Nitrogen Removal Process (“NitRem”). In addition, the Company owns the rights to the ThermoFuel Process (“ThermoFuel”), a patent-pending renewable energy process that represents an advancement of STORS, and also owns the rights to Enhanced Biogas Production (“Enhanced Biogas Production”) under a license agreement with Alexander G. Fassbender (“Fassbender”), the Company’s Executive Vice-President of Technology. The five chemical process technologies (STORS, ThermoFuel, ARP, NitRem and Enhanced Biogas Production) are primarily aimed at solving wastewater problems for broad-based municipal and industrial markets. The Company also is the exclusive worldwide licensee for a hardware technology developed by BMI known as the Dual-Shell Reactor System, in which STORS and NitRem are conducted. These six technologies are collectively referred to as the “Water Technologies.”

The Company is also the owner, along with Fassbender, of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”) which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

Management continues to search for a joint venture partner to pursue potential business opportunities within the municipal and industrial wastewater treatment markets utilizing the Company’s ARP, ThermoFuel and NitRem technologies. The Company is seeking a partner with the financial resources, and engineering skills and experience in designing, building and operating wastewater treatment plants, and which has a presence in the target markets. Management also is looking for a similar partner to join with the Company in developing and commercializing the TIPS process.

Plan of Operations

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The following summary sets forth the Company’s plan of operations for the next 12 months.

Current Cash Requirements; Need for Additional Funds

The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of June 30, 2004, the Company had a cash balance of $124,266 (compared to $19,486 available cash as of June 30, 2003), while its current liabilities were $982,275. During the quarter ended June 30, 2004, the Company used approximately $331,163 of its cash. Management continues to anticipate that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $500,000 (assuming no commercialization of the Technologies) to $1,000,000 (assuming there are expenses associated with one or more commercial sales of the Technologies). Substantially all the anticipated cash requirements will be for intellectual property rights, executive compensation (including payments to the estate of P.L. Montesi pursuant to the terms of the Retirement Plan for Founder approved by the Board of Directors during 2003) and marketing and development expense. Based upon the Company’s available cash and its current and possible requirements and obligations, the Company must raise additional capital to be able to fund its operations in the third quarter of 2004.

The Company and Prospect Street Ventures, an investment banking and financial advisory firm engaged by the Company in 2003 to assist in its capital raising activities (“PSV”), continue to seek both short-term and longer-term financing and are considering various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the sale of Common Stock, other equity or debt securities or bridge financing arrangements with commercial lenders. Management believes that unless the Company secures a contract to commercialize the Technologies, it will be difficult to raise the additional capital necessary to fund its operations. See Item 5. Other Information for a discussion about current commercialization opportunities. In the event that the Company cannot raise, during the quarter, the necessary capital to fund the Company’s current operations and development activities, the Company will not be able to continue its operations.

Research and Development During the Next 12 Months

The Company will continue to conduct computer modeling with respect to the Technologies. Due to the current financial condition of the Company, however, there are no plans to conduct any product research and development activities in the next 12 months.

Purchase of Plant or Significant Equipment

The Company does not anticipate the purchase of any plant or equipment until it has a contract to commercialize the Technologies.

Expected Changes in the Number of Employees: Death of P.L. Montesi

The Company’s President, Treasurer and Principal Financial Officer P.L. Montesi passed away in Little Rock, Arkansas on June 24, 2004. The Board of Directors elected Dennis C. Cossey to replace Mr. Montesi as the Principal Financial Officer of the Company in addition to his current roles as Chairman, Chief Executive Officer and Secretary. While the Board has authorized a search for a replacement for Mr. Montesi, in light of the current financial condition of the Company, it is unlikely that a replacement will be engaged unless a commercial contract is signed. Accordingly, the Company does not foresee any increase in the number of employees beyond two in the next 12 months unless a commercial contract is signed.

Under Mr. Montesi’s retirement plan, the Company is obligated to pay his estate for 20 years following Mr. Montesi’s death, an amount equal to 50% of his base salary at the date of his death. Mr. Montesi’s salary was $264,500 per annum. Prior to his death, Mr. Montesi had received, from time to time, unregistered shares of Common Stock in lieu of cash in partial settlement of the Company’s compensation obligation to him. Since his death, the Company has made no payments to his widow. The Company’s Chief Executive Officer has had discussions with Mrs. Montesi pursuing various possibilities to restructure the Company’s obligation to her.

Payment of Current Obligations

In light of the Company’s limited cash to fund its working capital obligations, over the past 12 months the Board of Directors has from time to time authorized the issuance of unregistered shares of Common Stock to pay certain service providers. Between September 2003 and June 30, 2004, an aggregate of approximately 1,516,746 shares of Common Stock have been issued to settle accounts payable and in partial satisfaction of deferred compensation balances to management.

Management has continued to make arrangements with certain service providers to pay the Company’s obligation to them, in whole or in part, in shares of Common Stock. Under the current arrangements, as of the date hereof, the Company is committed to issue approximately 1,800,000 shares of Common Stock to six providers, including Robert Trump (who owns approximately 13.3% of the Company’s Common Stock) in compensation for additional cash investments he has made in the Company, PSV in settlement of part of the Company’s fee obligations to it, and to various lobbyists representing the Company’s interests at the federal, state and local level. It is likely that the issuance of these shares will be authorized by the Board of Directors during the current quarter.

Unless the Company obtains significant cash financing, the Board of Directors intends to continue to consider the use of issuing shares of unregistered Common Stock in settlement of its current obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and its Principal Financial Officer, established disclosure controls and procedures that were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive and its Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Since the death of Mr. Montesi in June, 2004, the Chief Executive Officer has assumed the additional responsibilities of Principal Financial Officer. In these roles, the Chief Executive Officer has reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of that review and evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities and Small Business Issuer Purchases of Equity Securities.

During May 2004, the Company issued 125,000 shares at $.30 per share in partial satisfaction of a deferred compensation balance with an officer. In addition, during May 2004, the Company issued 7,813 shares at $1.28 per share as a payment to a third party service provider for services rendered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Company’s 2004 annual meeting of shareholders was held on June 9, 2004 (the “Annual Meeting”). A total of 13,547,955 shares of the Company’s Common Stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by shareholders either present in person or by proxy. At this meeting the shareholders re-elected John F. Corcoran and Louis J. Ortmann to the Company’s Board of Directors to serve three-year terms until the 2007 annual shareholders’ meeting. Mr. Corcoran received 13,062,569 votes or 96.4% of shares voted while 485,386 of the shares voted were withheld from voting for him, and Mr. Ortmann received 13,201,115 votes or 97.4% of shares voted while 346,840 of the shares voted were withheld from voting for him. The shareholders also ratified the Board of Directors’ selection of Kemp & Company as the Company’s independent auditors for the 2004 fiscal year. Kemp & Company received the affirmative vote of 13,531,847 votes or 99.9% of the shares voted.

Item 5. Other Information.

The Company and New York City officials continue to negotiate for a 500,000 gallon per day ARP demonstration plant to be located at one of New York City’s eight water pollution control plant de-watering facilities. The Company believes that, based upon the current negotiations, it would be able to meet the operational requirements of the contract by hiring subcontractors. No contract has been executed with New York City. No assurance can be given that any final agreement will be reached, or that the Company will have the financial resources to implement any agreement that might be executed.

Item 6. Exhibits and Report on Form 8-K.

     (a) The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibits
31.1	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.1	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The following reports on Form 8-K were filed during the quarterly period ended June 30, 2004:

Date
of 8-K	Description of 8-K
April 15, 2004	Disclosing the commencement of the rescission offer to purchasers of unregistered shares of Common Stock, and attaching the Notice of Rescission Offer/Confirmation of Purchase of Shares of Common Stock and a letter from President P.L. Montesi.
June 29, 2004	Disclosing the death of President, Treasurer and Principal Financial Officer P.L. Montesi and the election by the Board of Directors of Dennis C. Cossey as the Principal Financial Officer and attaching related press release.

SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004	THERMOENERGY CORPORATION
/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman,
Chief Executive Officer, Secretary and Principal Executive Officer