Form 10QSB
period 2004-09-30
THERMOENERGY CORP
filed 2004-11-15
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,402,249 shares of common stock as of November 10, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$46,043	$62,303
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$46,043	$62,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$746,872	$763,410
Deferred compensation	385,848	101,923

Total Current Liabilities	1,132,720	865,333
Deferred compensation retirement plan for officer	3,245,000	3,245,000

Total Liabilities	4,377,720	4,110,333
Stockholders’ equity (deficit) (Notes 3 and 5):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value: authorized – 75,000,000 shares; September 30, 2004: issued – 21,295,199 shares; outstanding - 21,211,370 shares; December 31, 2003: issued – 17,781,073 shares; outstanding – 17,697,244 shares	21,296	17,781
Additional paid-in capital	21,099,250	19,949,589
Deficit accumulated during the development stage	(25,452,223)	(24,015,400)

	(4,331,677)	(4,048,030)

	$46,043	$62,303

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Nine Months Ended		Three Months Ended
	Stage Through	September 30,		September 30,
	September 30,
	2004	2004	2003	2004	2003
	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	$16,581,297	$1,248,351	$1,098,683	$210,663	$577,049
Payments under licenses	1,262,266	75,000	75,000	25,000	25,000
Travel and entertainment	2,229,018	115,079	89,054	23,169	13,245

	20,072,581	1,438,430	1,262,737	258,832	615,294

Loss From Operations	(20,072,581)	(1,438,430)	(1,262,737)	(258,832)	(615,294)

Other Income (Expense)
Interest income	238,881	1,607	134	164	19
Gain on settlement of lawsuit	317,423
Other	59,574
Interest expense	(4,217,488)	—	(984,471)	—	(398,732)

	(3,601,610)	1,607	(984,337)	164	(398,713)

Net Loss	$(23,674,191)	$(1,436,823)	$(2,247,074)	$(258,668)	$(1,014,007)

Basic and Diluted per Common Share (Note 2)
Loss From Operations	$(3.65)	$(0.07)	$(0.15)	$(0.01)	$(0.05)
Net Loss	$(4.31)	$(0.07)	$(0.27)	$(0.01)	$(0.08)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended September 30, 1988 Through December 31, 2003 and the Nine Months Ended
September 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Nine Months Ended
September 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Nine Months Ended
September 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Nine Months Ended
September 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Nine Months Ended
September 30, 2004 (Unaudited)

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

THERMOENERGY CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED
Periods Ended September 30, 1988 Through December 31, 2003 and the Nine Months Ended
September 30, 2004 (Unaudited)

			Deficit
			Accumulated
		Additional	During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total
Issuance of stock for accounts payable balances, various months 2004 (370,611 shares at an average price of $.566958 per share)	$371	$209,750	$	$210,121
Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019	902,536		905,555
Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share	125	37,375		37,500
Net loss			(1,436,823)	(1,436,823)

Balance (deficit), September 30, 2004	$21,296	$21,099,250	$(25,452,223)	$(4,331,677)

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development Stage Through	Nine Months Ended September 30,
	September 30, 2004	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(23,674,191)	$(1,436,823)	$(2,247,074)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	737,653
Other	(123,546)		6,492
Changes in:
Advances to officers	(1,437,516)
Other receivables	(142,468)
Accounts payable	1,732,079	193,583	175,096
Accrued expenses	4,314,117		1,197,853
Deferred compensation	3,900,006	321,425	480,287
Deferred compensation retirement plan	3,245,000		—

Net cash used in operating activities	(11,429,057)	(921,815)	(387,346)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	5,713,416	905,555
Proceeds from notes payable and advances from officers	1,803,609		138,000
Proceeds from Convertible Debentures	3,798,000		73,000
Payments on notes payable and advances from officers	(242,609)		(30,000)
Other	108,410

Net cash provided by financing activities	11,180,826	905,555	181,000

Increase (decrease) in cash	46,043	(16,260)	(206,346)
Cash, beginning of period	0	62,303	211,329

Cash, end of period	$46,043	$46,043	$4,983

See notes to financial statements.

THERMOENERGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of convertible debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 5,496,340 shares for the period cumulative since inception through September 30, 2004, and 20,538,214 and 8,475,364 shares for the nine-month periods ended September 30, 2004 and 2003, respectively, and 21,195,426 and 13,427,593 shares for the three-month periods ended September 30, 2004 and 2003, respectively.

NOTE 3: COMMON STOCK

During the nine months ended September 30, 2004, the Company issued 370,611 shares of Common Stock to settle accounts payable balances aggregating $210,121 and 3,018,515 shares for cash at $.30 per share.

During February 2004, the Board of Directors granted stock options to a member of the Board of Directors for the purchase of 50,000 shares of the Company’s Common Stock at $.50 per share.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 3: COMMON STOCK (continued)

On March 23, 2004, the Board of Directors approved a rescission offer to stockholders who purchased the Company’s Common Stock during the fourth quarter of 2003 and the first quarter of 2004 due to the determination that an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act) was not available. The purchasers did not require the Company to repurchase any of the shares pursuant to this offer.

During May 2004, the Company issued 125,000 shares at $.30 per share in partial satisfaction of a deferred compensation balance with an officer.

During September 2004, the Company’s Board of Directors approved the issuance of a warrant to a stockholder for the purchase of 1,400,000 shares of the Company’s Common Stock at $.30 per share in consideration for the funding provided to the Company by the shareholder over the years. The warrant expires in five years.

During September 2004, the Board of Directors granted stock options to the non-officer members of the Board of Directors for the purchase of 200,000 shares of the Company’s Common Stock at $.90 per share. The stock options expire in five years.

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

NOTE 5: COMMITMENTS AND CONTINGENCIES

At September 30, 2004, the Company was committed to issue approximately 225,000 shares of Common Stock in payment of accounts payable balances.

THERMOENERGY CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 5: COMMITMENTS AND CONTINGENCIES (continued)

On September 8, 2004, the Company received a Notice of Termination from Battelle Memorial Institute (“BMI”) that advised the Company that BMI was terminating two license agreements between BMI and the Company for nonpayment of the minimum royalties required under the agreements unless the Company cured the defaults within sixty days. On November 2, 2004, BMI notified the Company of a payment schedule necessary to cure the Notice of Termination. The payment schedule included a $30,000 payment to be paid to BMI on or before November 8, 2004 and the remaining payment of $33,907 to be paid to BMI on or before December 8. The Company paid the $30,000 installment payment to BMI on November 2. In the event that the Company pays the final $33,907 installment payment to BMI on or before December 8, 2004, the Notice of Termination will be cured and fully rescinded.

NOTE 6: SUBSEQUENT EVENTS

During August, October and November 2004, the Company sold shares of its Common Stock at a price of $0.60 per share in order to fund its immediate cash needs. As of November 9, 2004, approximately 966,000 shares had been sold pursuant to this offer. The Company is planning to issue up to an aggregate of 1,500,000 shares of its Common Stock at a price of $0.60.

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

The Company received a Notice of Termination from Battelle Memorial Institute (“BMI”) on September 8, 2004, stating BMI was terminating two license agreements with the Company for nonpayment of the minimum royalties required under the agreements unless the Company cured the defaults within sixty days. The technologies affected by the Notice of Termination are the Dual-Shell Reactor System, NitRem and STORS. On November 2, 2004, BMI notified the Company of a payment schedule necessary to cure the Notice of Termination. The payment schedule included a $30,000 payment to be paid to BMI on or before November 8, 2004 (the “First Installment”) and the remaining payment of $33,907 to be paid to BMI on or before December 8, 2004 (the “Second Installment”). The Company paid the First Installment on November 2. The Company is currently planning to pay the Second Installment. In the event that the Company pays the Second Installment, the Notice of Termination will be cured and fully rescinded. However, if the Company does not pay the Second Installment, then the Dual-Shell Reactor System, NitRem and STORS licenses will be terminated.

The Company is also the owner, along with Fassbender, of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”) which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

Management continues to search for a joint venture partner to pursue potential business opportunities within the municipal and industrial wastewater treatment markets utilizing the Company’s ARP and ThermoFuel technologies. The Company is seeking a partner with the financial resources, and engineering skills and experience in designing, building and operating wastewater treatment plants, and which has a presence in the target markets. Management also is looking for a similar partner to join with the Company in developing and commercializing the TIPS process. The Company has not been able to formalize a strategic relationship with any party that has the resources to exploit the Technologies. The Company’s ability to continue seeking such strategic partners or such strategic relationships is dependent on having the available cash to sustain its activities.

Plan of Operations

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects. The following summary sets forth the Company’s plan of operations for the next 12 months.

Current Cash Requirements; Need for Additional Funds

The Company will require more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of September 30, 2004, the Company had a cash balance of $46,043 (compared to $4,983 available cash as of September 30, 2003), while its current liabilities were $1,132,720. During the quarter ended September 30, 2004, the Company used approximately $78,000 of its cash in operating activities.

The Company is seeking to sell up to 1,500,000 shares of unregistered Common Stock at $0.60 per share to certain qualified purchasers. During August, October and up to November 10, 2004, the Company has raised approximately $580,000 through sales of approximately 966,000 shares of unregistered Common Stock. The proceeds from the Common Stock sale have been, and will be, used to meet the Company’s immediate cash needs.

Management continues to anticipate that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $500,000 (assuming no commercialization of the Technologies) to $1,000,000 (assuming there are expenses associated with one or more commercial sales of the Technologies). Substantially all the anticipated cash requirements will be for intellectual property rights, executive compensation (including retirement plan payments to the estate of P.L. Montesi) and marketing and development expense. Based upon the Company’s available cash and its current and possible requirements and obligations, the Company will be required to raise additional working capital to fund its operations for the third and fourth quarters of 2005. In addition, if the Company signs a commercial contract, additional capital will be needed to carry out such a project.

The Company continues to work with Prospect Street Ventures (“PSV”), an investment banking and financial advisory firm engaged by the Company in 2003 to assist in its capital raising activities, in seeking both short-term and longer-term financing and considering various strategic alternatives to fund the Company’s operations and development activities. Management believes that unless the Company secures a contract to commercialize the Technologies, it will be difficult to raise the additional capital necessary to fund its operations in the third and fourth quarter of 2005. See Item 5. Other Information — for a discussion about current commercialization opportunities. In the event that the Company cannot raise the necessary capital to fund the Company’s operations and development activities in the third and fourth quarter of 2005, the Company will not be able to continue its operations.

Research and Development During the Next 12 Months

The Company will continue to conduct computer modeling with respect to the Technologies. Due to the current financial condition of the Company, there are no plans to conduct any product research and development activities in the next 12 months. In the event of a change in the financial condition and business prospects of the Company, the Company may determine that it has the financial ability to increase its research and development activities.

Purchase of Plant or Significant Equipment

The Company does not anticipate the purchase of any plant or equipment unless it obtains a contract to commercialize the Technologies.

Retirement Benefits Payable to Widow of P.L. Montesi

Under the retirement plan for P.L. Montesi, the former President who died on June 24, 2004, the Company is obligated to pay his estate for 20 years following his death, an amount equal to 50% of his base salary. At the date of his death, Mr. Montesi’s salary was $264,500 per annum. Since his death, the Company has made no payments to his widow. The Company’s Chief Executive Officer is discussing with Mrs. Montesi various possibilities to restructure the Company’s obligation to her.

Payment of Current Obligations

In light of the Company’s historical limited available cash to fund its working capital obligations, over the past 12 months the Board of Directors has from time to time authorized the issuance of unregistered shares of Common Stock to pay certain service providers. Between September 2003 and September 30, 2004, an aggregate of approximately 1,556,000 shares of Common Stock were issued to settle accounts payable and in partial satisfaction of deferred compensation balances to management.

Management has continued to make arrangements with certain service providers to pay the Company’s obligation to them, in whole or in part, in shares of Common Stock. Under the current arrangements, the Company is committed to issue approximately 225,000 shares of Common Stock to various lobbyists representing the Company’s interests at the federal, state and local level and to various consultants. In addition, the Company is negotiating a settlement with PSV of part of the Company’s fee obligations to PSV whereby PSV would be issued approximately 201,000 shares of Common Stock in lieu of cash payments.

Until the Company’s cash position improves, the Board of Directors intends to continue to consider the use of issuing shares of unregistered Common Stock in settlement of its current obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and Principal Financial Officer, established disclosure controls and procedures that were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Following the death of Mr. Montesi in June, 2004, the Chief Executive Officer has continued to assume the additional responsibilities of Principal Financial Officer. In these roles, the Chief Executive Officer has reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of that review and evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities and Small Business Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds

Cash Transactions

During the period from August through November, the Company has sold shares of its Common Stock that were not registered under the Securities Act for cash at $0.60 per share. In August 2004, the Company sold 83,334 shares of Common Stock to Evergreen Recycling, Inc. In October, the Company sold an aggregate of 666,669 shares of Common Stock to Michael Girardi, Kenneth Petersen, Thomas W. Savarese, Kenneth Zalk, Laurence Zalk, Newberger Berman, LLC and James E. Marsh. Through November 10, 2004, the Company has sold an aggregate of 215,834 shares during November to C.A. Steger, Joseph Kern and Vernon Marquez. The aggregate amounts for these transactions were 965,837 shares of Common Stock for consideration of $579,500. These sales were made by officers of the Company and there were no underwriters or placing agents and no underwriting discounts or commissions were paid with respect to these transactions. The Company issued and sold the shares of Common Stock pursuant to the exemptions available under Rule 506 of Regulation D promulgated under the Securities Act. The proceeds have been, and will be, used to fund the Company’s operating expenses, including payment of license royalties, compensation and trade payables.

Common Stock in Exchange for Services

In October 2004, the Company authorized the issuance of approximately 225,000 shares of Common Stock to five persons in consideration for lobbying and consulting services previously provided to the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

The Company and New York City officials continue to negotiate for a 500,000 gallon per day ARP demonstration plant to be located at one of New York City’s eight water pollution control plant de-watering facilities although the definitive terms of a contract have not been agreed upon and no contract has been executed. The Company believes that it would be able to meet the operational requirements of any contract by hiring subcontractors. No assurance can be given that any final agreement will be reached, or that the Company will have the financial resources to implement any agreement that might be executed.

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

(b) No reports on Form 8-K were filed during the quarterly period ended September 30, 2004.

SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	THERMOENERGY CORPORATION
/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman,
Chief Executive Officer, Secretary and Principal Executive Officer