Form 10KSB
period 2004-12-31
THERMOENERGY CORP
filed 2005-04-15
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its fiscal year ended December 31, 2004 were $5,870.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 23, 2005 was approximately $15,070,029. The aggregate market value was computed by taking the product of 13,825,715 shares of common stock held by non-affiliates and $1.09, the closing price of the common stock on the OTC Bulletin Board on March 23, 2005.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 30, 2005, there were 22,608,445 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This annual report on Form 10-KSB contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s, current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities, and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

The Company’s filings with the Securities and Exchange Commission (the “Commission”), including its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), can be found through the Company’s website at http://www.thermoenergy.com/financial.htm. The information contained in the Company’s website is not deemed to be a part of this filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

ThermoEnergy Corporation, an Arkansas corporation (the “Company”), was incorporated in January 1988, for the purpose of developing and marketing certain municipal and industrial wastewater treatment technologies. The Company’s current wastewater treatment technologies include: (1) the ThermoFuel process, a renewable energy process that converts sewage sludge (a/k/a “biosolids”) into a high-energy solid fuel, (2) the Enhanced Biogas Production process, and (3) the Ammonia Recovery Process (“ARP”), that converts the nitrogen (ammonia) found in wastewater plants to ammonium sulfate, a commercial grade fertilizer utilized by agriculture worldwide. Each of these process technologies is more fully described in the following section. These three technologies are primarily aimed at solving wastewater problems for broad-based municipal, industrial and agricultural markets and are collectively referred to as the “Water Technologies.”

The Company licenses ARP from Battelle Memorial Institute (“BMI”) and licenses the ThermoFuel and Enhanced Biogas Production technologies from Alexander G. Fassbender, the Company’s Executive Vice President of Corporate Technology and the inventor of TIPS.

The Company is also majority owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide (“CO2”) in liquid form for sequestration or beneficial reuse. The TIPS technology has been assigned to ThermoEngergy Power Systems, LLC, a Delaware corporation of which the Company owns 85% and Alex Fassbender owns 15% (“ThermoEnergy Power Systems”). ThermoEnergy Power Systems has not been capitalized and has not engaged in any business operations. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

Technologies

ThermoFuel

The ThermoFuel process is a renewable energy process that may provide a cost-effective solution for biosolids disposal for municipal wastewater treatment. ThermoFuel integrates advanced primary sludge digestion with hydrothermal treatment of waste activated sludge to expand the capacity of municipal wastewater facilities. This is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage ponds or lagoons, as is common in some municipal wastewater facilities. EQ Class A biosolids denotes the least health risk of human exposure to biosolids as defined in the 40 CFR Part 503 Risk Assessment study of the US Environmental Protection Agency (“EPA”). Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids that do not meet the required pathogen and vector attraction reduction requirements and as such pose a potential health risk in direct human contact. The high energy and low moisture content of the ThermoFuel make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns, and similar applications. The Company and Mr. Fassbender filed a patent application for ThermoFuel (a/k/a “Sewage Treatment System” – see Sewage Treatment System) in February 2003. The Company received notice from the U.S. Patent & Trademark Office on March 22, 2005 that the patent is being issued.

ThermoFuel can be utilized as a stand-alone system or combined with the Company’s ARP or Enhanced Biogas Production technologies to provide the wastewater treatment plant operator with a comprehensive and cost-effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids; a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted on-site to energy via a gasification plant or boiler. ThermoFuel would allow wastewater treatment plant operators to control the incoming waste stream entirely on site, with only clean water and saleable commodities leaving the plant. The primary target markets for ThermoFuel are municipal and industrial wastewater treatment facilities.

ARP

ARP is a patented process designed to recover ammonia from dilute aqueous waste streams. In tests, ARP has been a reliable, low-cost, environmentally effective method of treating wastewater discharge stream containing nitrogen in the form of ammonia. The ARP extracts ammonia out of sewage treatment liquid and livestock waste via chemisorption and converts it into standard, commercial-grade, ammonium sulfate fertilizer. The Company is targeting ammonia recovery from aqueous streams, such as the liquid product resulting from centrifuging anaerobically digested sewage sludge or animal waste. This stream, known as the “centrate” contains approximately 600 to 1,600 parts-per-million (ppm) dilute ammonia. In advanced wastewater treatment plants where nitrogen is nitrified and denitrified, a portion of the nitrogen in the treatment plant is converted into N2 or nitrogen gas. Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered. In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

Once the anaerobically digested sludge is dewatered, the bulk of the organically bound nitrogen stays with the sludge solids while virtually all of the ammonia nitrogen stays with the water portion or centrate. This centrate is typically recycled to the front of the waste water treatment plant. ARP treats the centrate as a relatively concentrated ammonia stream, and returns a very low ammonia stream to the plant. This reduction in the nitrogen load on the plant can increase the overall plant through-put by up to 30%. The removed and concentrated ammonia can thereafter be converted into ammonium sulfate, a commercial grade fertilizer. The primary markets for ARP are municipal wastewater treatment and in the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities. A second ARP patent that incorporates incremental process changes as a result of two ARP field demonstration projects is currently pending. See “Description of Business – Patents and Patents Pending.”

The Company currently licenses the ARP technology from BMI. Under the terms of the agreement, dated December 30, 1997, the Company agrees to pay to BMI the greater of 5% of revenues received from customers using the technology or $1.00 per 1,000 U.S. gallons processed by the invention. However, if the Company enters into a contract under which a customer will design, build, own or operate a facility licensed under the agreement, the Company will pay to BMI, subject to certain adjustments, the greater of 5% of the cost to install the facility or $40,000. The agreement also provides that the Company will pay minimum royalties to BMI in the amount of $40,000 per year. BMI may terminate the agreement with respect to a particular licensed territory (as described in the agreement) if the Company has not made sufficient sales to generate royalties to BMI of at least $25,000 per year in that particular territory. The Company has not generated such sales figures to date. The agreement expires upon the expiration of the patents for ARP technology, or at the discretion of BMI, if a contract is not in place to build a commercial facility to practice the ARP Technology within three years of the date of the agreement. No such facility has been contracted to date.

TIPS

TIPS converts the energy in any biomass or fossil fuels, such as coal, gas and oil, and integrates that combustion with the efficient production of steam or electricity, the recovery of CO2 in liquid form for sequestration or beneficial reuse and the elimination of air emissions of mercury, acid gases and particulates. The primary markets for the TIPS process will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by-products that can be used as a feedstock for TIPS. Some of the industries in which TIPS can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills. In March 2001, ThermoEnergy Power Systems was granted U.S. Patent No. 6,196,000 for TIPS. The Company recently received a Notice of Allowance for a second U.S. patent relating to the TIPS process. A related international patent application (PCT/US01/01011) is pending and, while not issued as of the date of this filing, the reviewing entity has indicated that all claims of that application meet its criteria for novelty, inventive step and industrial applicability. Foreign patent applications have been filed in approximately 38 countries, including Australia, Canada, China, the European Patent Office, India, Mexico, Poland, Romania, the Russian Federation, South Africa and the Ukraine (collectively, the “International Applications”) as provided for by the Patent Cooperation Treaty. To date, the Company has received notice of allowance from Russia and have paid the issue fee. The Company typically obtains continuances in countries where continuances are permitted such as Canada and Japan. Patenting costs and subsequent maintenance fees are an expensive process. Continuances are used to keep the patenting process alive in certain geographical markets until such time the Company deems the cash outlay appropriate. This preserves all rights and the Company can request examination at the appropriate time.

Enhanced Biogas Production

The Enhanced Biogas Production process is designed to retrofit existing conventional wastewater treatment plants by allowing them to recover ammonia from anaerobic digesters and thereby enhance the efficiency of the digesters. The technique can be used with or without the Company’s ARP technology. It can also be implemented with Temperature Phased Anaerobic Digestion to make more biogas and destroy pathogens. Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion. In the high temperature phase waste solids are disinfected and conditioned (around 120 - 140º F) to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase. The Enhanced Biogas Production process is intended to be a cost-effective method of processing and treating animal waste from concentrated animal farming and in which the waste is converted into two saleable commodities: (i) energy in the form of methane; and (ii) ammonium sulfate, a commercial grade fertilizer. This process can be integrated with ThermoFuel and used in conjunction with municipal and industrial wastewater applications that use aerobic or anaerobic digestion.

The Enhanced Biogas Production process is currently protected by two patents. The first patent was issued in June 2002, and the second patent was issued in May 2004. Foreign patents applications have been filed and are pending. The patents cover both single and multiple digester configurations using the Enhanced Biogas method. The Company currently licenses the Enhanced Biogas Production and Sewage Treatment Method technologies from Andrew Fassbender. Under the terms of the agreement with Mr. Fassbender, at the time when cumulative sales of the licensed products exceed $20 million, the Company agrees to pay to Mr. Fassbender 1% of the net sales thereafter (as defined in the agreement). Subject to Mr. Fassbender’s approval, the Company may sublicense the technologies. Beginning in 2008 and each year thereafter, Mr. Fassbender may terminate the agreement if the Company or any of its affiliates has not sold or leased a licensed product in that calendar year.

Sewage Treatment System (a/ka/Thermofuel Process)

The Sewage Treatment System (“STS”) is a patent-pending wastewater treatment system (patent application No. 10/375,809) that takes advantage of the synergy of mechanical, thermal, and chemical integration to generate EQ Class A biosolids at low capital and operating costs. Among other things, STS significantly increases operating temperatures and sludge retention time available at an existing anaerobic digestion facility, increasing plant capacity. The excess thermal energy from biogas generated by the digester can be used to supply between 50% to 100% of the heat energy required for the ThermoFuel process, significantly reducing energy costs.

The target markets for STS and the Enhanced Biogas Production process technologies are municipal and industrial wastewater treatment plants and wastewater treatment facilities located on large and confined animal farming operations.

Business Objectives and Strategy

The Company previously completed large scale demonstration projects for the NitRem/DSR, ARP and STORS technologies, each of which was funded either by the United States government or by entities with which the Company has or had collaborative working relationships. NitRem/DSR, like STORS, refers to technologies the Company previously licensed from BMI, but are now no longer used by the Company. The Company was not required to make capital contributions to any of these demonstration projects and has not received any revenues or generated any income from them, other than reimbursement for certain administrative and operating costs. These demonstration projects have allowed the Company to develop, demonstrate and improve the Technologies without having to finance them itself.

From a competitive standpoint in the wastewater and sludge treatment markets, the Company believes that the ability to meet various state and federal environmental regulatory standards at lower capital requirements than traditional wastewater and sludge treatment solutions should make ARP, ThermoFuel, and Enhanced Biogas Treatment technologies an attractive solution for municipalities and certain industrial applications. The Company continues to target the top 65 largest municipal wastewater treatment markets in the United States as potential customers. These markets account for approximately 80% of all the sewage sludge generated annually in the United States. During 2003 and 2004, the Company had direct contact with authorities in Chicago (IL), Los Angeles (CA), Orange County (CA), Inland Empire (CA), San Diego (CA), Seattle (WA) Washington Area Wastewater District (WA), Boston (MA), Atlanta (GA) and Passaic County (NJ). These contacts, consisting of meetings, telephone calls and preliminary negotiations for one or more of the Company’s Water Technologies have not led to any contracts in any of these markets. The Company has also been in negotiations with New York City for a 500,000 gallon per day ARP facility to be sited at the City’s Bowery Bay Water Pollution Control Plant (“Bowery Bay WPCP”). On April 5, 2005 the Company received written Notice of Award from New York City’s Department of Environmental Protection for the 500,000 gallon per day ARP plant to be sited at the Bowery Bay WPCP. The Company expects to sign the contract on or before April 14, 2005, and then await formal execution by the city. This contract represents the Company’s first commercial facility. See “Recent Developments – New York City.”

The Company believes these markets represent suitable opportunities for the Company to build, own and operate wastewater facilities over a contracted period (anticipated by the Company to be a 10-20 year period). These opportunities would probably be engaged by the Company through a joint venture with a larger entity unless the Company can obtain project financing. Alternatively, the Company may license the Technologies and then enter into an operation contract for municipal owned systems utilizing the Company’s Technologies over a similar time period. Under these arrangements, the Company would seek to generate revenues and profits from a per-unit tolling fee on the volume of waste processed by the Company’s technologies, as well as from the sale of the commodity by-products (e.g. the high-energy fuel generated by ThermoFuel or the ammonium sulfate generated by ARP), or selling the electricity and/or process steam produced using the high-energy fuel as a feedstock to the municipality or the local power grid.

The Company continues to pursue both government and private support to establish a team of stakeholders to design, build and operate a large-scale prototype of a TIPS zero air emission power plant. If successful, it would be the world’s first zero air emission fossil fuel power plant. While the Company has identified both public and private sector entities that have expressed interest in joining such a program, it has not yet made a formal proposal or entered into any negotiations with a specific entity.

As part of the Consolidated Appropriations Act of 2005 (the “Act”), signed into law on December 8, 2004, the US Congress authorized an aggregate of $2.3 million for research and development projects. The Company has pursued funding under the Act that may help to further develop the TIPS process in conjunction with other entities, including the Texas Energy Center, the Alaska Industrial Development and Export Authority and the University of Nevada at Reno (collectively, the “Research Entities”). There can be no assurance that the Company, as prime contractor or in any other capacity, will receive any funds under the Act.

Demonstration of the Technologies gives no assurance that the Company will be awarded commercial contracts for projects utilizing any of the Technologies. Even if such contracts are awarded, none of the Technologies have ever been used on a large-scale commercial basis, and there is no assurance that any of the Technologies will perform successfully or profitably on a large-scale commercial basis. There can also be no assurance that any of the Technologies will not be superseded or rendered obsolete by future competing technologies. In addition, the Company’s future operations will depend upon its ability to attract adequate capital, so that it may acquire the technical and operational expertise and services required for commercial facilities utilizing the ThermoFuel, ARP or TIPS technologies.

Recent Developments

New York City Contract

The Company and New York City officials have finalized negotiations for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant. This contract was in part due to the success of the Company’s ARP pilot-plant demonstration at New York City’s Oak Wood Beach Water Pollution Control Plant in 1999 and 2000. Based on the operating results of the demonstration, New York City subsequently requested the Company to submit a proposal for a commercial ARP facility. The Company received an official Notice of Award for the contract in a letter dated April 5, 2005. The Company signed the contract on Wednesday, April 13, 2005, and is now awaiting formal execution by the city.

The Company believes that, based upon the terms of the ARP contract, the Company would be able to meet the operational requirements of the contract by hiring subcontractors. If the Bowery Bay WPCP meets certain predetermined process and economic efficiencies, the Company intends to pursue additional contracts with New York City with respect to other facilities that will be needed by the city in order to meet the terms of a Consent Decree entered against the city in 2002. In 1998, the states of New York and Connecticut and the environmental group, Long Island Soundkeepers, filed lawsuits against the city for allegedly violating federal and state environmental laws in the operation and maintenance of plants that resulted in excess ammonia flowing into the Long Island Sound. That case was settled in 2002, when the city paid the states $4.5 million and entered into the Consent Decree wherein the city promised to develop a plan to upgrade the plants to meet specific ammonia discharge limits set out in the Consent Decree.

Patents and Patents Pending

In February 2003, the Company filed a patent for ThermoFuel entitled “Sewage Treatment Method.” As of March 15, 2004, this patent application is still pending with the

United States Patent and Trademark Office (the “USPTO”). See “Descriptions of Business – Technologies – Thermo Fuel.” The Company owns or licenses the following patents:

Patents Licensed from BMI

•	6,838,069 “Apparatus and Method for Ammonia Removal from Waste Streams” Scott Blonigen et al.

•	6,558,643 “Method For Ammonia Removal From Waste Streams”, Blonigen, Scott J.; et al.

Patents Licensed from Alexander Fassbender

•	Notice of Allowance “Sewage Treatment System” [ThermoFuel Patent Application]

•	6,716,351 “Enhanced Biogas Production from Nitrogen Bearing Feed Stocks” [multiple vessel]

•	6,391,203 “Enhanced Biogas Production from Nitrogen Bearing Feed Stocks” [single vessel]

Patents Assigned to ThermoEnergy Power Systems, LLC

•	6,196,000 “Power System with Enhanced Thermodynamic Efficiency and Pollution Control” [TIPS combustion]

•	Notice of Allowance “Power System with Enhanced Thermodynamic Efficiency and Pollution Control” [TIPS gasification]

License Payments to BMI

As discussed earlier, currently the Company has only one remaining license agreement with BMI (the “License Agreement”) for use of ARP. Pursuant to the License Agreement, BMI continues to reserve rights in ARP for research and development purposes.

On February 14, 2005, the Company made the strategic decision to cancel existing license agreements with BMI for STORS, NitRem and DSR technologies in a move designed to fully concentrate its human and financial resources on only those technologies that management believes have significant long-term commercial potential.

Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although BMI did not conduct any research and development activities in 2003 or 2004. The Company also did not conduct research and development activities in 2003 or 2004. License expenditures for the Company were $100,000 for the each of the years ended December 31, 2004, 2003 and 2002, based upon a minimum royalty schedule. The Company expects future annual minimum royalty payments to BMI to be reduced by $60,000, due to the cancellation by the Company of the STORS, NitRem and DSR license agreements.

Employees

As of March 15, 2005, the Company had two full-time employees, Dennis C. Cossey, the Chairman and Chief Executive Officer, located in Little Rock, Arkansas, and Alexander G. Fassbender, the Executive Vice President of Engineering Technology located in Richland, Washington. Each of these employees has agreements with the Company prohibiting them from distributing the Company’s proprietary information and prohibiting them for a period of one year after termination from competing with the Company or soliciting its customers or employees. As of December 31, 2004, the Employment Agreement with Mr. Cossey has expired by its terms. However, the restrictive covenants contained in the agreement will remain in force until December 31, 2005. The Company believes that prior to this date, Mr. Cossey will enter into another employment agreement with the Company, which will contain similar restrictive covenants. The employees are not represented by any labor union. The Company believes that relations with each employee are satisfactory.

Competition

The Company’s Technologies are intended to enable the wastewater treatment and power generation industries comply with state and federal clean water and clean air regulatory requirements in the United States. The Company believes that these industries are dominated by process methods developed in the 1940s and 1950s, with only minor improvements since that time. Further, that local, state and federal regulatory developments over the past 25 years have rendered the majority of these conventional process methods ineffective in meeting the new regulatory mandates. Yet, these technologies currently compete with the Company’s Technologies for share of the wastewater treatment market. Competitive factors affecting the Company include entrenchment and familiarity of the older technologies within the Company’s target markets. Likewise, individuals with purchasing authority within the Company’s target markets are not as familiar with the Company’s Technologies and may be tentative to adopt the Technologies in their municipality or plant. While plant operators have attempted to meet the regulatory requirements by optimizing existing process methods, this approach has been expensive, and in some cases has failed to achieve the regulatory mandates. The Company believes that its Technologies will allow wastewater treatment and power generator plant operators to meet these environmental regulations in a more cost-effective and environmentally responsible manner. The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new or developing companies. The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise the Company’s principal competition. The Company believes that modification of conventional technologies has not achieved the regulatory goals, thereby creating opportunities for its Technologies. However, there can be no assurance that there will not be additional competitors in the future or that such competitors will develop technologies that are superior to those of the Company.

Government Regulation

There are federal, state and local statutes and regulations which implement a range of programs to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills and the Clean Water and Watershed Restoration Initiative. The regulations established under these plans are intended to improve existing water quality programs. In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost-effective methods. The Company believes that current clean air and clean water regulations generally are favorable to its efforts to commercialize the Technologies and that proposed or recently passed environmental regulations aimed at regulating the treatment of wastewater or the production of energy through fossil fuels would create additional opportunities for the Company to market the Technologies.

Prior to 2005, federal government attempts to recast previous Clean Air Act standards (e.g., the EPA’s New Source Review rules), coupled with the current administration’s emphasis on voluntary rather than regulatory curbs on air emissions, had lessened the environmental incentives for implementing new air emission technologies. However, the dramatic rise in the price of natural gas created an economic urgency by many industries to find alternative power sources. The Energy Information Agency (a division of the United States Department of Energy) is predicting that natural gas prices will continue to rise over the next few years. Further, because a significant number of these industries are located in “non-attainment areas”, i.e., areas where the air does not meet minimum EPA air quality standards, switching from natural gas has proven very difficult using conventional technology since any replacement must be as clean as or cleaner from an emission standpoint.

Moreover, reversing a four-year trend, the EPA recently issued two new clean air regulations, the Clean Air Mercury Rule and the Clean Air Interstate Rule, both of which will significantly impact the public utility and industrial markets, which we believe will further increase the demand for cost-effective air emissions technologies and may potentially signal a reversal of the administration’s environmental agenda promoted during the previous four years.

Notwithstanding the uncertainty created by these regulatory and administrative initiatives, the Company believes that some of the proposals should provide it with additional potential customers for the Company’s TIPS zero air emission process once development is complete, who desire to meet the regulatory limits and are motivated by the possible economic benefits of selling “credits” under a cap and trade program.

The Company’s Technologies also could be attractive in the global market place, where some clean water and clean air regulations of some countries are more stringent than those in effect in the United States. The marketability of the TIPS technology was significantly expanded with the recent ratification of the Kyoto Treaty by 141 nations, which took effect in February of 2005. As the Kyoto Protocol emission reductions are phased in over the next five years, the older coal-fired power plants will be among the first affected by the new regulations. Many of these plants utilize boiler designs 20 years old or more, making any upgrade highly improbable using conventional technology. Collectively, these plants represent an enormous sunk-cost for utilities and industry, creating an ideal for any new retrofit technology that keeps these plants operational. Currently, management is unaware of any technology available or nearing commercial development capable of bringing these older power plants into regulatory compliance. There can be no assurance, however, that more stringent regulatory requirements will result in the Company’s Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Risk Factors

Going Concern

The independent auditor of the Company, in its report for the fiscal year ended December 31, 2004, issued a “going concern” opinion regarding the Company, stating that there is a substantial doubt that the Company can continue as a going concern, primarily based on the lack of any significant revenue from operations, the Company’s net losses since inception and the need for substantial capital to continue commercialization of the Technologies.

Need for Additional Capital

While the Company obtained the conversion of all of its outstanding convertible indebtedness during 2003 and sold, in a private placement, restricted shares of its Common Stock during the fourth quarter of 2003, and the first and fourth quarters of 2004, it will require substantial additional capital to continue its operations. Its anticipated cash requirement for the next 12 months is approximately $1,000,000. See “Management’s Discussion and Analysis – Plan of Operation”. At the current overhead rate, management believes that it will have sufficient working capital to conduct normal operations through June 30, 2005. However, if the Company signs a commercial contract during this period, additional capital will be needed to carry out any such project. In order for the Company to execute its business plan (see “Management’s Discussion and Analysis or Plan of Operation – Plan of Operation”), the Company and its financial advisors are seeking both short-term and longer term financing, including strategic alternatives, to fund the Company’s future operations and development activities. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, the Company will not be able to continue its operations. As an alternative to securing adequate financing, management continues to review the possibility of sublicensing or selling one or more of its Technologies.

Lack of Operating History; Accumulated Deficits

Although the Company has received an official Notice of Award for a commercial ARP facility by the City of New York, it has not, as of yet, formally entered into a commercial contract for any of its Technologies or entered into a strategic relationship with a third party that has the resources to commercially exploit the Technologies. Since its inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $26 million as of December 31, 2004. Even if the contract with New York City is formally executed, there can be no assurance that the Company will be able to successfully implement future contracts for its Technologies.

Lack of Commercialization of the Technologies

Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to deploy its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Company has received an official Notice of Award for an ARP facility by the City of New York, none of the Technologies have yet been implemented on a permanent basis by a municipal or industrial customer. The Company has historically lacked the financial and other resources necessary to market the Technologies on a broad basis or to conduct demonstration projects on its own.

Until such time that the New York ARP plant is built and successfully operated it will remain difficult for the Company to gain acceptance of the Technologies in other markets. The Company’s ability to penetrate these markets depends on (1) fully developing and demonstrating the Technologies, (2) successfully commercializing one or more of its Technologies and (3) finding a source of capital to fund commercial projects or a larger, well-capitalized joint venture partner to participate in such projects. There is no assurance that all of these requirements will be successfully implemented or that the Technologies will be deployed in future commercial contracts.

Lack of Strategic Corporate Alliances

Management believes that collaborative working arrangements are the most efficient and effective way for the Company to commercialize the Technologies through demonstrating the efficiency of the Technologies. While successful demonstration projects are important prerequisites to commercializing the Technologies, additional capital is required to exploit the opportunity. If the Company is unable to form strategic corporate alliances, its ability to commercialize the Technologies on a broad scale will be limited. The Company is currently in discussions with a large international engineering construction company to jointly market one or more of the Company’s Technologies. However, there is no assurance that an agreement will be reached between the parties.

Lack of Liquidity on the Over-the-Counter Bulletin Board

The Company’s Common Stock (the “Common Stock”) is quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), which provides significantly less liquidity than if the Common Stock were listed on a securities exchange (e.g., the New York Stock Exchange) or an automated quotation system (e.g., NASDAQ).

The OTC Bulletin Board may provide little or no liquidity for our shareholders. Purchasers of shares of Common Stock may find it difficult to resell their shares at prices quoted in the market. There is currently a limited volume of trading in the Company’s Common Stock. The Company cannot predict when or whether investor interest in its Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The Company is Dependent Upon Its Ability to Attract and Retain Key Personnel

The future success of the Company depends, in part, on the continuing efforts of the Company’s Chief Executive Officer, Dennis Cossey, and Alexander Fassbender, Executive Vice President for Engineering Technology. Messrs. Cossey and Fassbender have conceived the Company’s strategic plan and are responsible for executing that plan. The loss of either Mr. Cossey or Mr. Fassbender would significantly adversely affect the business of the Company.

The Company’s success is dependent in part upon its ability to attract and retain key management and other personnel. The Company will need to add additional skilled personnel to facilitate the development and commercialization of the Technologies. In the event that the Company raises additional capital, it will seek to attract additional personnel to assist in the commercialization of the Technologies. Assuming the Company raises additional capital, there can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business.

Penny Stock Regulation

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Commission. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s securities are subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 323 Center Street, Suite 1300, Little Rock, Arkansas, where the Company leases approximately 1,200 square feet from an unaffiliated third party under a month-to-month lease. The Company leases approximately 1,400 square feet of space on a month-to-month basis at 3100 George Washington Way, Suite 153 in Richland, Washington from an unaffiliated third party. In the event either of these leases is not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

There are currently no pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the last quarter of the 2004 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Holders

The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Series Preferred Stock, $1.00 par value per share (the “Preferred Stock”). As of March 30, 2005, the Company had 22,692,274 shares of Common Stock issued and 22,608,445 shares outstanding, with approximately 1,500 shareholders of record of the Common Stock, and no shares of Series Preferred Stock issued and outstanding.

Market Information

The Common Stock is traded on the OTC Bulletin Board. The stock symbol is TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey. The Company has declared no cash dividends since its inception.

The Common Stock began trading on the OTC Bulletin Board on September 20, 2000. The ranges of the high and low bid prices for the four quarters of 2003 and 2004 are shown below. This information is taken from the OTC Bulletin Board’s quarterly trade and quote summary report. The quotations listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID INFORMATION
	HIGH	LOW
2004
First Quarter	$1.50	$0.45
Second Quarter	$1.35	$0.86
Third Quarter	$1.15	$0.78
Fourth Quarter	$1.00	$0.73
2003
First Quarter	$1.35	$0.77
Second Quarter	$0.90	$0.30
Third Quarter	$0.85	$0.42
Fourth Quarter	$0.62	$0.27

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

Recent Sales of Unregistered Securities

Recent Offerings of Securities

In consultation with its investment bankers, the Company sold an aggregate of 4,192,852 shares of restricted Common Stock during the first and fourth quarters of 2004, to certain new and existing shareholders of the Company for $0.30 and $0.60 per share respectively (the “Stockholder Placements”). The aggregate gross proceeds from the Stockholder Placements was approximately $1,455,947. The shares issued during the first quarter of 2004 were not registered in compliance with Section 5 of the Securities Act or issued pursuant to an applicable exemption. These shares were subject to a rescission offer by the Company in April 2004, which is discussed below. In offering and selling shares of Common Stock in the fourth quarter of 2004, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933. The shares sold during the first quarter of 2004 are now eligible for resale subject to the restrictions of Rule 144.

In April 2004, the company conducted a rescission offer for the sale of 3,714,494 shares that had not been registered under Section 5 of the Securities Act. The aggregate amount raised in this unregistered offering of Common Stock was $1,114,348. The rescission offer was not registered with the SEC in compliance with securities laws and regulations. As such, it is unclear whether the rescission offer, which expired in May 2004, will relieve the Company of liability to purchasers of shares in the unregistered offering. The Company received no requests from shareholders to repurchase these shares of Common Stock during the rescission offer. The Company may still have future obligations to stockholders who purchased shares in the unregistered offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad-based industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small Combined Heat & Power plants for industry Although the Company has submitted several proposals to municipal wastewater authorities and may receive some funding from federal grants that, if issued, would be used to further the development of its TIPS technology. The Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has not generated any material revenues.

Because the Company currently does not possess the technical, operational or financial resources necessary to construct or operate ThermoFuel, ARP or TIPS commercial facilities without external project funding and the ability to source engineering skills, the Company has sought and continues to seek strategic relationships with larger corporate partners to expedite the marketing and commercialization of the Technologies. The Company does not currently have such a strategic relationship with any party that has the human and financial resources capable of exploiting the Technologies. The Company’s ability to continue seeking such strategic partners or such strategic relationships is dependent on its ability to obtain adequate financing to sustain its activities.

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

The Company recently engaged the services of Rock Capital, LLC (“Rock Capital”) as its primary financial advisor to (1) to assist the Company’s investment bankers to find appropriate investors for a potential future private equity offering, and (2) to coordinate any such offering by interfacing with the Company’s legal counsel, tax advisors and investment bankers. Under the terms of the agreement, prior to completion of an offering, the Company will pay Rock Capital a monthly retainer fee of $5,000 per month plus reimbursement for out-of-pocket expenses. If an offering is completed, the monthly retainer fee will increase to $12,500 per month. In addition, the Company has agreed to grant Rock Capital a 7 year warrant to purchase 1,250,000 shares of common stock at an exercise price of $1.45 per share. The agreement expires on March 3, 2008, unless terminated earlier by the parties.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of December 31, 2004, the Company had a cash balance of approximately $364,000 and current liabilities of $1,203,000. During the years ended December 31, 2004, 2003 and 2002, the Company’s operating expenses were $1,930,996, $5,117,925, and $1,545,517, respectively. The 2004 operating expenses included an accrual of $3,245,000 for the deferred compensation retirement plan for the Company’s President, P.L. Montesi, (see Note 6 of Notes to

Financial Statements). The Company’s interest expense during 2003 of $985,436, substantially all of which was attributable to the Debentures, was paid through the issuance of Common Stock on the conversion of the Debentures. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $500,000 (assuming no commercialization of the Technologies) to $3,000,000 (assuming the Company signs one or more commercial contracts) to cover expenses associated with the sale of the Technologies.

During 2004, 2003 and 2002, the Company funded its operations primarily from borrowings, generally from shareholders, executive officers and other related parties, through the issuance of debentures for cash or in settlement payments of other obligations. The Company and its financial advisor are reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of Preferred Stock, derivatives, bridge financing arrangements with commercial lenders, or the possibility of a private placement, or PIPEs offering. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, or if it incurs significantly liability arising out of the rescission offer, the Company will not be able to continue its operations.

In addition to these financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies. See “Risk Factors – Need for Additional Capital”.

Recent Developments

The Company reached an in-principle settlement with the Estate and widow of P.L. Montesi (the “Estate”), its former President and Principal Financial Officer on the terms of a restructured retirement compensation package for Mr. Montesi. Under the terms of the proposed settlement, the Company will agree to pay the Estate $5,000 a month for 10 years beginning April 1, 2005. To the extent that the Company’s cash and cash equivalents fall below $100,000 at the end of any month, the Company shall issue 3,500 shares of Common Stock to the Estate in lieu of cash; but in no event shall the Company issue more than 15,000 shares of Common Stock per year. The agreement will also provide for a one-time payment to the Estate in the amount of $65,000, upon completion of a financing transaction involving the issuance of shares of the Company’s securities and yielding proceeds to the Company in an amount of $1,000,000 or greater, in aggregate, over any eighteen month period. The Company will also agree to issue the Estate stock options for 1,000,000 shares of Common Stock exercisable over ten years.

Research and Development During the Next 12 Months

The Company conducted no product research and development activities in 2003 and 2004. Unless the Company receives funding as part of the federal grants discussed earlier under the heading “Business Objectives and Strategy,” the Company will have to similarly curtail its research and development activities in 2005. If funding from the grants is awarded and received by the Company, we will conduct further research on developing the TIPS technology.

Expected Changes in the Number of Employees

The Company does not foresee any increase in the number of employees in the next 12 months unless and until a commercial contract is signed and a subsequent private equity placement is completed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company, under the direction of its Chief Executive Officer and Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Principal Financial Officer (currently filled by the same individual), as appropriate to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Principal Financial Officer has reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

In addition, no changes in the Company’s internal control over financial reporting occurred during the fourth quarter ending December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

The information contained herein under the heading ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Plan of Operation—Recent Developments would otherwise have been filed on Forms 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement,” and is incorporated by reference into this section of the Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

THERMOENERGY CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

with

REPORT OF INDEPENDENT AUDITORS

Report of Independent Registered Public Accounting Firm

Board of Directors

ThermoEnergy Corporation

We have audited the accompanying balance sheets of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2004 and 2003, the related statements of operations and cash flows for each of the three years in the period ended December 31, 2004, and for the period cumulative during development stage through December 31, 2004, and the related statements of changes in stockholders’ equity (deficit) for each of the periods from October 1, 1991 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheets of the Company as of September 30, 1991 and 1990, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 1991 and cumulative since inception through September 30, 1991. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts cumulative during development stage through September 30, 1991 included in the statements of operations and cash flows cumulative during development stage through December 31, 2004, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, and for the period cumulative during development stage through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is in the development stage with no significant revenues from operations, has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company’s technologies and to fund the Company’s liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kemp & Company

Little Rock, Arkansas

March 23, 2005

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

/s/ Baird, Kurtz & Dobson

Little Rock, Arkansas

December 11, 1991

THERMOENERGY CORPORATION

(A Development Stage Company)

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash – Total Current Assets	$364,337	$62,303

Advances to officers, including accrued interest	212,654	—
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	—	—

	$576,991	$62,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$539,946	$763,410
Deferred compensation	663,165	101,923

Total Current Liabilities	1,203,111	865,333
Deferred compensation retirement plan for officer	3,245,000	3,245,000

Total Liabilities	4,448,111	4,110,333

Stockholders’ equity (deficit):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value; authorized – 75,000,000 shares; issued: 2004 – 22,692,274 shares; 2003 – 17,781,073 shares; outstanding: 2004 – 22,608,445 shares; 2003 – 17,697,244 shares;	22,692	17,781
Additional paid-in capital	22,046,714	19,949,589
Deficit accumulated during the development stage	(25,940,526)	(24,015,400)

	(3,871,120)	(4,048,030)

	$576,991	$62,303

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During Development Stage Through December 31, 2004	Year Ended December 31,
		2004	2003	2002
Operating expenses:
General and administrative	$16,983,671	$1,650,725	$4,890,420	$1,176,585
Payments under licenses	1,287,266	100,000	100,000	100,000
Travel and entertainment	2,294,210	180,271	127,505	268,932

	20,565,147	1,930,996	5,117,925	1,545,517

Loss From Operations	(20,565,147)	(1,930,996)	(5,117,925)	(1,545,517)

Other income (expense):
Interest income	243,144	5,870	295	9,789
Gain on settlement of lawsuit	317,423
Other income	59,574			10,024
Interest expense – principally related parties	(4,217,488)		(985,436	(1,039,779)

	(3,597,347)	5,870	(985,141)	(1,019,966)

Net Loss	$(24,162,494)	$(1,925,126)	$(6,103,066)	$(2,565,483)

Basic and Diluted per Common Share:
Loss From Operations	$(3.59)	$(.09)	$(.48)	$(.27)
Net Loss	$(4.21)	$(.09)	$(.58)	$(.44)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Periods Ended September 30, 1988 Through December 31, 2004

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of stock, January 1988, (2,205,762 shares at $.08 per share)	$2,206	$178,094	$		$180,300
Net loss				(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094		(290,483)	(110,183)
Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695			457,001
Net loss				(338,985)	(338,985)

Balance (deficit),
September 30, 1989	2,512	634,789		(629,468)	7,833
Net loss				(255,036)	(255,036)

Balance (deficit),
September 30, 1990	2,512	634,789		(884,504)	(247,203)
Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813			70,857
Issuance of stock, May - June 1991, (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219			603,607
Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199			2,200
Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124			8,129
Net loss				(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144		(1,554,683)	(232,589)

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of stock, October - December 1991 (150,925 shares at $1.60 per share)	$151	$241,329	$		$241,480
Shares purchased in rescission offer (10,562 shares)	(11)	(16,888)			(16,899)
Issuance of stock, public offering, August - September 1992 (344 shares at $16.00 per share)	1	5,499			5,500
Net loss				(562,751)	(562,751)

Balance (deficit), September 30, 1992	3,091	1,549,084		(2,117,434)	(565,259)
Issuance of stock, public offering October 1992 - September 1993 (92,785 shares at $16.00 per share)	93	1,484,457			1,484,550
Issuance of stock for exercise of stock options, May 1993 (2,500 shares at $1.60 per share)	3	3,997			4,000
Issuance of warrants to stockholder	6,333				6,333
Conversion of $103,000 of notes payable to stockholders and accrued interest, December 1992 (6,438 shares at $16.00 per share)	6	102,994			103,000
Issuance of stock for consulting services, June 1993 (9,375 shares at $16.00 per share)	9	149,991			150,000
Net loss				(1,207,921)	(1,207,921)

Balance (deficit), September 30, 1993	3,202	3,296,856		(3,325,355)	(25,297)

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of warrants to stockholders	$		$226,000	$		$226,000
Issuance of stock for exercise of stock options, March 1994 (3,750 shares at $1.60 per share)		4	5,996			6,000
Issuance of stock for exercise of warrants by stockholder, August 1994 (3,677 shares at $13.60 per share)		4	49,997			50,001
Net loss					(767,427)	(767,427)

Balance (deficit), September 30, 1994		3,210	3,578,849		(4,092,782)	(510,723)
Issuance of warrants to stockholders			9,760			9,760
Issuance of stock, May 1995 (6,250 shares at $8.00 per share)		6	49,994			50,000
Issuance of stock for exercise of warrants by stockholder, June 1995 (6,250 shares at $8.00 per share)		6	49,994			50,000
Issuance of stock for expenses, July 1995 (18,750 shares at $8.00 per share)		19	149,981			150,000
Net loss					(896,998)	(896,998)

Balance (deficit), September 30, 1995		3,241	3,838,578		(4,989,780)	(1,147,961)
Issuance of warrants to stockholders			5,340			5,340
Net loss					(551,621)	(551,621)

Balance (deficit), September 30, 1996		3,241	3,843,918		(5,541,401)	(1,694,242)
Issuance of stock, July 1997 (50,000 shares at $2.00 per share)		50	99,950			100,000
Conversion of $338,100 of notes payable to stockholders and accrued interest, July 1997 (195,596 shares at $2.00 per share)		196	390,996			391,192
Net loss					(1,196,036)	(1,196,036)

Balance (deficit), September 30, 1997		3,487	4,334,864		(6,737,437)	(2,399,086)
Net loss					(797,099)	(797,099)

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance (deficit), September 30, 1998	$3,487	$4,334,864	$(7,534,536)	$(3,196,185)
Net loss (three months)			(243,660)	(243,660)

Balance (deficit), December 31, 1998	3,487	4,334,864	(7,778,196)	(3,439,845)
Issuance of stock in connection with 10% notes payable to stockholders, January 1999 (67,600 shares at par value)	67		(67)
Conversion of $238,165 of notes payable to stockholders and accrued interest, various months during 1999 (147,602 shares at $2.00 per share)	148	295,056		295,204
Issuance of stock for exercise of warrants by stockholders, August 1999 (181,619 shares at $.16 per share)	182	28,877		29,059
Net loss			(1,200,792)	(1,200,792)

Balance (deficit), December 31, 1999	3,884	4,658,797	(8,979,055)	(4,316,374)
Issuance of stock for exercise of warrants by stockholders, various months during 2000 (130,000 shares at $2.00 per share)	130	259,870		260,000
Conversion of $158,735 of notes payable to stockholders and accrued interest, various months during 2000 (110,206 shares at $2.00 per share)	110	220,302		220,412
Issuance of compensatory stock options		190,536		190,536
Net loss			(2,021,863)	(2,021,863)

Balance (deficit), December 31, 2000	4,124	5,329,505	(11,000,918)	(5,667,289)
Issuance of stock for exercise of warrants by stockholders, various months during 2001 (496,250 shares at $2.00 per share and 338,637 shares at $.16 per share)	834	1,045,848		1,046,682
Conversion of $117,377 of Convertible Debentures plus accrued interest, various months during 2001 (82,808 shares at $2.00 per share)	83	165,533		165,616
Net loss			(2,567,968)	(2,567,968)

Balance (deficit), December 31, 2001	5,041	6,540,886	(13,568,886)	(7,022,959)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of stock, various months 2002 (282,358 shares at $2.00 per share)	$283	$564,433	$		$564,716
Conversion of $100,000 of Convertible Debentures plus accrued interest, various months 2002 (55,000 shares at $2.00 per share)	55	109,945			110,000
Issuance of stock in satisfaction of deferred compensation balances with officers, various months 2002, (82,793 shares at $2.00 per share)	83	165,503			165,586
Issuance of stock for 10% stock dividend, June 2002, (522,931 shares at $3.40 per share)	523	1,777,442			(1,777,965)
Net loss				(2,565,483)	(2,565,483)

Balance (deficit), December 31, 2002	5,985	9,158,209		(17,912,334)	(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 shares at $2.00 per share)	50	(50)
Conversion of $15,000 of Convertible Debentures plus accrued interest, April 2003 (26,597shares at $1.05 per share)	26	27,901			27,927
Issuance of stock for compensatory awards to non-officer members of the Board of Directors, July 2003 (15,000 shares at $1.00 per share)	15	14,985			15,000
Conversion of all outstanding Convertible Debentures plus accrued interest, July and August 2003 (9,647,759 shares at $1.05 per share)	9,648	10,120,499			10,130,147
Issuance of stock for consulting services, various months 2003 (54,493 shares at an average price of $.54 per share)	55	29,260			29,315
Issuance of stock in partial satisfaction of deferred compensation balances with officers, November 2003, (1,006,287 shares at $.30 per share)	1,006	300,880			301,886
Issuance of stock, various months 2003 (996,336 shares at $.30 per share)	996	297,905			298,901
Net loss				(6,103,066)	(6,103,066)

Balance (deficit), December 31, 2003	17,781	19,949,589		(24,015,400)	(4,048,030)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of stock for accounts payable balances, various months 2004 (593,349 shares at an average price of $.76579 per share)	$593	$453,788	$		$454,381
Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019	902,536			905,555
Issuance of stock, various months 2004 (1,174,337 shares at $.60 per share)	1,174	703,426			704,600
Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share)	125	37,375			37,500
Net loss				(1,925,126)	(1,925,126)

Balance (deficit), December 31, 2004	$22,692	$22,046,714		$(25,940,526)	$(3,871,120)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During Development Stage Through December 31, 2004	Year Ended December 31,
		2004	2003	2002
Operating activities:
Net loss	$(24,162,494)	$(1,925,126)	$(6,103,066)	$(2,565,483)

Items not requiring (providing) cash:
Depreciation	19,809

Expenses funded by Common Stock issuance	737,653		29,315

Other	(123,546)
Changes in:
Advances to officers	(1,650,170)	(212,654)		(110,500)

Other receivables	(142,468)			(4,182)

Accounts payable	1,769,413	230,917	431,189	89,973
Accrued expenses	4,314,117		1,197,853	1,039,779
Deferred compensation	4,177,323	598,742	628,782	339,156
Deferred compensation retirement plan	3,245,000	—	3,245,000	—

Net cash used in operating activities	(11,815,363)	(1,308,121)	(570,927)	(1,211,257)

Investing activities:
Purchases of fixed assets	(19,808)
Other	314,082

Net cash used in investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	6,418,016	1,610,155	298,901	564,716

Proceeds from notes payable and advances from officers	1,803,609		138,000

Proceeds from Convertible Debentures	3,798,000		73,000	300,000
Payments on notes payable and advances from officers	(242,609)			(88,000)
Other	108,410	—	—	—

Net cash provided by financing activities	11,885,426	1,610,155	421,901	864,716

Increase (decrease) in cash	364,337	302,034	(149,026)	(346,541)

Cash, beginning of period	0	62,303	211,329	557,870

Cash, end of period	$364,337	$364,337	$62,303	$211,329

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

Note 1: Organization and summary of significant accounting policies

Nature of business

The Company was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies. The Company’s original Intellectual Property (“I-P”) portfolio included two hydrothermal process systems, the Sludge-To-Oil Reactor System (“STORS”), the Nitrogen Removal (“NitRem”) process, and one piece of equipment, the Dual-Shell Reactor System (“DSR”), in which the Company conducted the STORS and NitRem chemistry. The STORS, NitRem and DSR technologies are owned by Battelle Memorial Institute (“BMI”) and licensed to ThermoEnergy on a worldwide exclusive basis. BMI operates several research and development laboratories for the US Department of Energy, including the Pacific Northwest National Laboratory (“PNNL”) in Richland, Washington.

Since 1995, the Company’s I-P portfolio has been expanded to include three chemical process systems, including the ThermoFuel Process (“ThermoFuel”), Enhanced Biogas Production (“Enhanced Biogas Production”) process, and the Ammonia Recovery Process (“ARP”). The ARP technology is owned by BMI and licensed to the Company for municipal wastewater treatment on a worldwide exclusive basis. The ThermoFuel Process, developed by the Company, is a renewable energy process that is a key component of the Company’s patent-pending Sewage Treatment Method. ThermoFuel converts municipal sewage sludge (or biosolids) into a high-energy solid fuel with an equivalent Btu value equal to sub-bituminous coal. When utilized as a component of the Company’s Enhanced Biogas Production and Sewage Treatment Method technologies, ThermoFuel will allow existing municipal wastewater treatment plants to up-grade from Class ‘B’ to Class ‘A’ biosolids production at substantially less capital and operating cost than current wastewater treatment methods. Combined, these three technologies will allow many municipal and industrial clients to cost-effectively meet local, state and federal clean water discharge requirements.

During 2001, the Company, through its subsidiary ThermoEnergy Power Systems, LLC (see Note 6), received a patent from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems (“TIPS”) technology. TIPS is a new power plant design that utilizes a different thermodynamic combustion pathway that eliminates the atmospheric emissions of mercury, acid gases and particulates. In addition, TIPS captures carbon dioxide in pressurized liquid form which can be stored, sequestered or sold on the commercial market. TIPS produces electricity and/or process steam from a diverse mixture of energy resources including coal, oil, natural gas, biomass or by-products from certain manufacturing activities. STORS, NitRem, DSR, ThermoFuel, Enhanced Biogas Production, ARP, and TIPS are referred to collectively as the “Technologies”.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

Loss per common share

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends (see Note 7), stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of the Company’s Convertible Debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 20,796,822, 10,567,786, 5,745,113, and 5,735,768 shares for the periods ended December 31, 2004, 2003 and 2002, and cumulative since inception through December 31, 2004, respectively. For additional disclosures regarding Convertible Debentures, stock options, warrants and contingently issuable shares, see Notes 4, 7 and 10, respectively.

Stock options

The Company accounts for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation is reflected

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

in the Statements of Operations, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), to stock based compensation for the period cumulative during development stage through December 31, 2004 and for the years ended December 31, 2004, 2003 and 2002 follows (dollar in thousands except for per share amounts):

	Cumulative	2004	2003	2002
Loss from operations, as reported	$(20,565)	$(1,931)	$(5,118)	$(1,546)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(3,789)	(204)	—	(11)

Pro forma loss from operations	$(24,354)	$(2,135)	$(5,118)	$(1,557)

Net loss, as reported	$(24,162)	$(1,925)	$(6,103)	$(2,565)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(3,789)	(204)	—	(11)

Pro forma net loss	$(27,951)	$(2,129)	$(6,103)	$(2,576)

Loss per common share:
Loss from operations, as reported	$(3.59)	$(.09)	$(.48)	$(.27)

Loss from operations, pro forma	$(4.25)	$(.10)	$(.48)	$(.27)

Net loss, as reported	$(4.21)	$(.09)	$(.58)	$(.44)

Net loss, pro forma	$(4.87)	$(.10)	$(.58)	$(.45)

See Note 7 for further information concerning the calculation of pro forma amounts.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment”. The Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The Company will be required to adopt the Statement during the first quarter of 2006. Since the Company’s outstanding stock option awards are fully vested, management does not anticipate that the adoption of the Statement will result in the recording of compensation expense in the financial statements for those outstanding awards due to the transition provisions of the Statement.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

Advertising

Advertising costs are expensed as incurred and amounted to $26,373, $12,039 and $5,702 for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform the reporting format used in the 2004 financial statements.

Note 2: Joint venture corporation agreements

In 1998, the Company and Foster Wheeler Environmental Corporation (“FW Environmental”), a wholly-owned subsidiary of Foster Wheeler Corporation, formed ThermoEnergy Environmental, LLC (“TENC”). The Company granted a worldwide sublicense of the ARP technology to TENC for municipal and agricultural production facilities. The Company agreed that any commercial business derived from the successful demonstration of ARP would be engaged through TENC. In 1998, the ARP technology was demonstrated at New York City’s Staten Island wastewater treatment plant (the “New York City Demonstration”), to enable the City of New York to evaluate the Company’s ARP process in comparison to other technologies. Following the New York City Demonstration, the ARP demonstration facility was dismantled and shipped to Colton, California where the system was operated in conjunction with the Colton Demonstration Project. In 2003, FW Environmental was acquired by a company that had no interest in maintaining TENC. In January 2004, the parties contractually agreed to provide for the dissolution of TENC.

Note 3: License and marketing agreements

The license agreements with BMI (the “License Agreements”) permit the Company to commercialize the Technologies with respect to municipal, industrial and Department of Defense hazardous and non-hazardous water/wastewater/sludge processing. Payments under the terms of the License Agreements have been charged to operations.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

In December of 2004, ThermoEnergy began informal negotiations with PNNL to convert the STORS, NitRem and DSR license agreements from an “exclusive” basis to a “non-exclusive” basis. In January of 2005, ThermoEnergy submitted the Company’s rationale behind the reclassification request. In summary, managements strategy was based on several key factors, including (i) conditions within each technology’s primary market had substantially changed since 1988, significantly reducing overall business opportunities to shrinking niche markets, (ii) the two hydrothermal technologies had been superseded by more recent additions to the Company’s I-P portfolio which were licensed or developed by the Company, and (iii) it would allow the Company to eliminate $60,000 in patent maintenance and minimum annual royalty payments. On February 14, 2005, the Company formally canceled the STORS, NitRem and DSR license agreements in their entirety as provided for in the license agreements. The Company can now focus on those technologies that, in management’s opinion, that are both timely and represent the greatest economic potential.

In March 1996, the Company executed a marketing agreement with a Georgia corporation for the purpose of marketing the Technologies in Georgia and Florida (see Note 10). Although this marketing agreement has technically expired, the Company and the Georgia corporation continue to collaborate on potential municipal wastewater opportunities in Georgia and Florida.

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

Note 4: Convertible Debentures

Unsecured Convertible Debentures, held principally by stockholders of the Company, consisted of the following at December 31, 2002:

Series 98, 15% Debentures, due in 2004	$4,484,345
Series 01, 10% Debentures, due in 2006	961,266
Series 02, 15% Debentures, due in 2008	300,000

$5,745,611

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

Note 5: Income taxes

A valuation allowance equal to the total of the Company’s deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2004, 2003 and 2002 were increases of approximately $603,000, $2,015,000, and $773,000, respectively. The Company’s deferred tax liabilities are not significant. Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2004	2003	2002
Net operating loss carryforwards	$5,758,000	$5,374,000	$4,603,000
Deferred compensation	1,485,000	1,272,000	28,000
Other	78,000	72,000	72,000

	7,321,000	6,718,000	4,703,000
Valuation allowance - deferred tax assets	(7,321,000)	(6,718,000)	(4,703,000)

	$0	$0	$0

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company’s effective rate is shown below for the year ended December 31:

	2004	2003	2002
Computed at statutory rate (34%)	$(654,543)	$(2,075,042)	$(872,264)
Effect of valuation allowance for deferred tax assets	654,543	2,075,042	872,264

Provision for income taxes	$0	$0	$0

The Company has net operating loss carryforwards at December 31, 2004 of approximately $15,000,000 which expire in various amounts during 2005 through 2024.

Note 6: Related party transactions

During the years ended December 31, 2004, 2003 and 2002, and the Company incurred expenses for support services by BMI of approximately $34,000, $42,000, and $18,000, respectively. The Company also incurred expenses aggregating approximately $150,000 during 2003 in connection with BMI’s agreement to the conversion of its Convertible Debentures of the Company to Common Stock at $1.05 per share.

During 2003, the Company received $138,000 in advances from officers and repaid the advances prior to December 31, 2003 ($88,000 in cash and $50,000 of Series 03 Debentures as discussed in Note 4).

At December 31, 2004, advances to officers of the Company aggregated $212,654, including accrued interest of $4,257 (based on the average published national prime rate). See Notes 4 and 7 for information concerning Convertible Debentures and other transactions with officers and stockholders.

The Company has employment agreements with its officers specifying minimum levels of compensation and terms of employment. Any amounts earned as compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the published national prime rate until payment. Compensation expense aggregating $2,986, $5,492, and $3,848 was accrued during the years ended December 31, 2004, 2003 and 2002, respectively, pursuant to the interest provisions of the compensation arrangements. A resolution approved by the Company’s Board of Directors provides that amounts due from officers may be offset against accrued deferred compensation.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

During 2000, the Board of Directors approved the formation of a ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring the Company’s rights and interests in TIPS. The organizational documents for ThermoEnergy Power Systems indicate that the Company will have a 85% ownership interest and the Executive Vice President and Senior Vice President of Technology, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2004, ThermoEnergy Power Systems had not been capitalized by the Company and had no transactions.

The Company incurred fees of $40,000, $25,000 and $39,510 during the years ended December 31, 2004, 2003 and 2002, respectively, for legal services performed by a member of the Company’s Board of Directors.

During 2002 and 2003, the Company issued 82,793 shares of Common Stock at $2.00 per share and 1,006,287 shares of Common Stock at $.30 per share, respectively, to officers in partial satisfaction of the net deferred compensation balances due to the officers.

During 2003, the Board of Directors approved a retirement plan for an officer of the Company. The plan provided that upon retirement, the officer would receive payments for a period of twenty years consisting of 50% of the officer’s current salary contract, 50% of the largest annual bonus paid during each year, and 100% of the officer’s current insurance coverage. The Plan also provided for the continuation of the payments to his heirs and/or assignees for the remaining period in the twenty-year term in the event of his death.

The Company accounted for the plan as a deferred compensation arrangement and accrued a liability of $3,245,000 at December 31, 2003 (the deferred compensation expense of $3,245,000 is included in general and administrative expenses in the 2003 Statement of Operations) for payments (bonus amounts were not included in the calculation since the Company has no history of bonus payments) required under the plan. The liability represents the present value of the estimated required payments over the twenty-year term using a discount rate of 5.05%.

The officer passed away on June 24, 2004. The Company is engaged in discussions with the officer’s widow concerning various possibilities to restructure the Company’s obligation. No payments have been made by the Company under the plan.

Note 7: Common Stock

On May 21, 2002, the Company’s Board of Directors declared a 10% Common Stock dividend to stockholders of record as of June 10, 2002. The stock dividend was charged to retained earnings (deficit) in the aggregate amount of $1,777,965, based on the $3.40 closing

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

price of the Company’s Common Stock on the date of declaration. Average shares outstanding, per share amounts and stock option and warrant amounts, where appropriate, included in the accompanying financial statements are based on the increased number of shares giving retroactive effect to the stock dividend.

The Company owns 83,829 shares of its Common Stock pursuant to a settlement agreement with a former stockholder. These treasury shares have a zero cost basis.

The Company’s 1997 Stock Option Plan (the “Plan”) provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. During 2003, the Company issued the non-employee Directors a total of 15,000 shares at $1.00 per share in lieu of granting stock options under the Plan. No formal grant of stock options under the Plan was made during 2004. At December 31, 2004, options for 55,100 shares of Common Stock were outstanding under the Plan.

During 2004, the Board of Directors awarded non-officer directors a total of 250,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant dates ($.50 and $.90) and expire five years from the those dates. During 2004, the Board of Directors also extended the exercise date by an additional 5 years for 300,000 of stock options granted during 1999. No stock options were granted or exercised during 2003. Pro forma information regarding net loss and loss per share (see Note 1) is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant for the period cumulative during the development stage through December 31, 2004 and the years ended December 31, 2004 and 2002 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 5.23%, 3.53% and 4.08%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company’s Common Stock of 60%, and a weighted-average expected life of the options of 5 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Black Scholes option model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company had to estimate the expected stock price volatility without a significant amount of historical quoted

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

stock price data, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable
Balance at January 1, 2002	2,250,600	$2.84	2,250,600
Granted during 2002	10,000	3.60

Balance at December 31, 2002 and 2003	2,260,600	2.85	2,260,600
Granted during 2004	250,000	0.82

Balance at December 31, 2004	2,510,600	$2.65	2,510,600

The weighted average fair value of options granted during the periods presented above were approximately $12,000 and $204,000 for the years ended December 31, 2002 and 2004, respectively.

Exercise prices for options outstanding as of December 31, 2004 ranged from $.50 to $6.36. The weighted average remaining contractual life of those options was approximately 1.7 years at December 31, 2004.

During 2001 and 2002, the Board of Directors approved the sale to current stockholders of shares of the Company’s Common Stock at $2.00 per share. An aggregate of 282,358 shares were sold to stockholders for cash and 82,793 shares were issued to officers of the Company in satisfaction of net deferred compensation balances owed to them.

During January 2003, the Company’s Board of Directors approved the issuance of 50,000 shares of Common Stock to a shareholder in exchange for warrants previously purchased by the shareholder. During April 2003, the Company issued 26,597 shares of Common Stock at $1.05 per share for the conversion of $15,000 of the Company’s Series 98 Convertible Debentures and accrued interest thereon. During July 2003, the Company issued 15,000 shares of Common Stock to the non-officer members of the Board of Directors of the Company. Compensation expense of $15,000 was recorded in connection with the issuance of these shares. As described in Note 4, the Company issued 9,647,759 shares of Common

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

Stock during July and August 2003 in satisfaction of all outstanding Convertible Debentures and related accrued interest. During November 2003, 1,006,287 shares of Common Stock were issued to officers of the Company in partial satisfaction of deferred compensation balances owed to them. During the fourth quarter of 2003, the Company issued 54,493 shares of Common Stock at an average price of $.54 per share for consulting services performed by a third party and issued 996,336 shares for cash at $.30 per share. During the first quarter of 2004, the Company issued 3,018,515 shares of Common Stock for cash at $.30 per share.

On March 23, 2004, the Company’s Board of Directors approved a rescission offer to stockholders who purchased the Company’s Common Stock during the fourth quarter of 2003 and the first quarter of 2004 due to the determination that an exemption from the registration requirements of the Securities Act of 1933, as amended, was not available. The purchasers did not require the Company to repurchase any of the shares pursuant to this offer.

During 2004, the Company issued 593,349 shares of Common Stock at an average price of $.76579 per share in satisfaction of accounts payable balances and 125,000 shares at $.30 per share in partial satisfaction of a deferred compensation balance owed to an officer of the Company. During the fourth quarter of 2004, the Company issued 1,174,337 shares of Common Stock for cash at $.60 per share.

During September 2004, the Company’s Board of Directors approved the issuance of a warrant to a stockholder for the purchase of 1,400,000 shares of the Company’s Common Stock at $.30 per share in consideration for the funding provided to the Company by the shareholder over the years. The warrant expires is five years. At December 31, 2004, there are outstanding warrants for the purchase of 1,711,104 shares of the Company’s Common Stock at $.30 per share until expiration (311,104 shares in 2008 and 1,400,000 shares in 2009).

At December 31, 2004, approximately 5,300,000 shares of Common Stock were reserved for future issuance under warrant agreements, stock option arrangements and other commitments (see Note 10 for discussion of shares issuable under an agreement with a financial advisor).

Note 8: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2004, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

Note 9: Management’s consideration of going concern matters

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies and to fund the Company’s liabilities. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

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

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

During 2003, the Company engaged Prospect Street Ventures (“PSV”) to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives. The letter agreement between PSV and the Company provided for PSV to be compensated for its services through the issuance of the Company’s Common Stock in specified amounts. PSV was also entitled to success fees and to other compensation if certain transactions were completed within two years of the termination of the agreement. No shares of the Company’s Common Stock were issued to PSV during 2003.

During 2004, the Company and PSV verbally agreed to satisfy the compensation provisions of the agreement through the issuance to PSV of 201,000 shares of the Company’s Common Stock. A liability of $201,000 is included in Accounts payable in the 2004 Balance Sheet in connection with the Company’s commitment to issue the shares to PSV.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the Company’s definitive 2005 Proxy Statement for its 2005 Annual Meeting of stockholders which will be filed pursuant to Regulation 14A with the Commission on or before April 30, 2005 (the “2005 Proxy Statement”).

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the 2005 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the 2005 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the 2005 Proxy Statement.

ITEM 13. EXHIBITS

In preparing this Form 10-KSB, in discussions by and between the Company’s officers and the Company’s new counsel, it came to the Company’s attention that the Company had inadvertently omitted certain exhibits from prior periodic reports filed with the SEC. As a result, the Company is filing the following reports as exhibits to this Form 10-KSB:

•	Amendment No. 1 to License Agreement between the Company and BMI;

•	Employment Agreement, dated November 18, 1998 between the Company and Alexander Fassbender and Amendment No. 1 thereto;

EXHIBIT INDEX

Exhibits Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of ThermoEnergy Corporation (the “Company”) – Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Securities and Exchange Commission (“SEC”) File No. 333-21613, filed with the SEC on February 12, 1997 (the “SB-2 Registration Statement”)

3.2	Articles of Amendment to the Articles of Incorporation – Incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, SEC File No. 33-46104-FW

3.3	Amended and Restated Bylaws of the Company – Incorporated by reference from Exhibit 3.2 to the SB-2 Registration Statement

4.1	Specimen Stock Certificate of the Company’s Series A Common Stock – Incorporated by reference from Exhibit 4.1 to the SB-2 Registration Statement

4.2	Specimen Stock Certificate of the Company’s Series B Common Stock – Incorporated by reference from Exhibit 4.2 to the SB-2 Registration Statement

10.1	Employment Agreement dated January 1, 1992 by and between the Company and Dennis C. Cossey – Incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form S-18, SEC File No. 33-46104-FW, effective June 24, 1992 (the “S-18 Registration Statement”)

10.2	Service Agreement, signed March 20, 1992, by and between the Company and McKeown and Franz, Inc. – Incorporated by reference from Exhibit 10.24 to the S-18 Registration Statement

10.3	1997 Stock Option Plan – Incorporated by reference from Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, SEC File No. 33-46104-FW

10.4	License Agreement, effective December 30, 1997, by and between the Company and Batelle Memorial Institute (“BMI”) – Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, SEC File No. 33-46104-FW

10.5	Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998 – Filed herewith

10.6	Employment Agreement dated November 18, 1998 by and between the Company and Alex G. Fassbender and Amendment No. 1 thereto – Filed herewith

10.7	Option Agreement dated July 26, 1999 by and between the Company and P.L. Montesi – Incorporated by reference from Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, SEC File No. 33-46104-FW (the “September 1999 10-Q”)

10.8	Option Agreement by and between the Company and Dennis C. Cossey – Incorporated by reference from Exhibit 10.37 to the September 1999 10-Q

10.9	Engagement Letter dated June 26, 2003, by and between the Company and Prospect Street Ventures – Incorporated by reference from Exhibit 99.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003, SEC File No. 33-46104-FW

10.10	Letter of Intent, undated, by and between the Company and CSC, Inc. – Incorporated by reference from Exhibit 99.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003, SEC File No. 33-46104-FW

10.11	Retirement Plan dated June 16, 2003 by and between the Company and P.L. Montesi – Incorporated by reference from Exhibit 10.43 to the Company’s quarterly Report on Form 10-KSB for the fiscal year ended December 31, 2003, SEC File No. 33-46104-FW (“2003 10-KSB”)

10.12	License Agreement, effective October 1, 2003, by and between the Company and Alexander G. Fassbender – Incorporated by reference from Exhibit 10.44 to the 2003 10-KSB

10.13	Warrant Agreement, dated November 5, 2004 by and between the Company and Robert S. Trump and Form of Warrant – Incorporated by reference from Exhibit 99.SS to Amendment No. 10 to the Schedule 13D of Robert S. Trump, filed with the SEC on December 2, 2004

21.1	Subsidiaries of the Issuer – Filed herewith

24.1	Power of Attorney – Filed herewith

31.1	Sarbanes Oxley Act § 302 Certification of Principal Executive Officer and Principal Financial Officer, Dennis C. Cossey – Filed herewith

32.1	Sarbanes Oxley Act § 906 Certification of Principal Executive Officer and Principal Financial Officer, Dennis C. Cossey – Filed herewith

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the 2005 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 2005.

THERMOENERGY CORPORATION, an Arkansas corporation

By	/s/ Dennis C. Cossey
Dennis C. Cossey Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer