Form 10QSB
period 2005-03-31
THERMOENERGY CORP
filed 2005-05-16
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,608,445 shares of common stock as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

THERMOENERGY CORPORATION

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3
		Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)	4
		Statements of Changes in Stockholders’ Equity (Deficit) for the periods ended September 30, 1988 through December 31, 2004 and the three months ended March 31, 2005	5
		Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	11
		Notes to Financial Statements (Unaudited)	12
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	14
	Item 3.	Controls and Procedures	18
Part II.	Other Information
	Item 1.	Legal Proceedings	18
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	Item 3.	Defaults Upon Senior Securities	18
	Item 4.	Submission of Matters to a Vote of Security Holders	18
	Item 5.	Other Information	18
	Item 6.	Exhibits and Reports on Form 8-K	18
Signature			19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THERMOENERGY CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Cash – Total Current Assets	$105,709	$364,337

Advances to officers, including accrued interest	271,276	212,654
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	$376,985	$576,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$383,724	$539,946
Deferred compensation	818,286	663,165

Total Current Liabilities	1,202,010	1,203,111

Deferred compensation retirement plan for officer	3,245,000	3,245,000

Total Liabilities	4,447,010	4,448,111

Stockholders’ equity (deficit):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value; authorized – 75,000,000 shares; Issued – 22,692,274 shares; outstanding – 22,608,445 shares;	22,692	22,692

Additional paid-in capital	22,046,714	22,046,714
Deficit accumulated during the development stage	(26,139,431)	(25,940,526)

	(4,070,025)	(3,871,120)

	$376,985	$576,991

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During Development Stage Through March 31, 2005	Three Months Ended March 31,
		2005	2004
	(Unaudited)	(Unaudited)
Operating Expenses:
General and administrative	$17,148,053	$161,382	$600,705
Payments under licenses	1,297,266	10,000	25,000
Travel and entertainment	2,321,926	30,716	31,856

	20,767,245	202,098	657,561

Loss From Operations	(20,767,245)	(202,098)	(657,561)

Other Income (Expense)
Interest income	246,337	3,193	613
Gain on settlement of lawsuit	317,423
Other	59,574
Interest expense	(4,217,488)

	(3,594,154)	3,193	613

Net Loss	$(24,361,399)	$(198,905)	$(656,948)

Basic and Diluted per Common Share Loss From Operations	$(3.47)	$(0.01)	$(0.03)

Net Loss	$(4.08)	$(0.01)	$(0.03)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Periods Ended September 30, 1988 Through December 31, 2004

and the Three Months Ended March 31, 2005 (Unaudited)

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of stock, January 1988, (2,205,762 shares at $.08 per share)	$2,206	$178,094	$		$180,300
Net loss				(290,483)	(290,483)

Balance (deficit), September 30, 1988	2,206	178,094		(290,483)	(290,483)
Conversion of $412,000 of debentures and accrued interest, September 1989 (306,335 shares)	306	456,695			457,001
Net loss				(338,985)	(338,985)

Balance (deficit), September 30, 1989	2,512	634,789		(629,468)	7,833
Net loss				(255,036)	(255,036)

Balance (deficit), September 30, 1990	2,512	634,789		(884,504)	(247,203)
Conversion of $63,000 of unsecured debentures and accrued interest at 10%, March 1991, (44,286 shares)	44	70,813			70,857
Issuance of stock, May – June 1991, (387,880 shares: 366,630 at $1.60 per share; 21,250 shares at $.80 per share)	388	603,219			603,607
Issuance of stock for interest, June 1991, (1,375 shares at $1.60 per share)	1	2,199			2,200
Issuance of stock for expenses incurred by stockholders, July 1991 (5,081 shares at $1.60 per share)	5	8,124			8,129
Net loss				(670,179)	(670,179)

Balance (deficit), September 30, 1991	2,950	1,319,144		(1,554,683)	(232,589)

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

and the Three Months Ended March 31, 2005 (Unaudited)

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

and the Three Months Ended March 31, 2005 (Unaudited)

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

and the Three Months Ended March 31, 2005 (Unaudited)

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

and the Three Months Ended March 31, 2005 (Unaudited)

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

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

and the Three Months Ended March 31, 2005 (Unaudited)

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of stock for accounts payable balances, various months 2004 (593,349 shares at an average price of $.76579 per share)	$593	$453,788	$		$454,381
Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019	902,536			905,555
Issuance of stock, various months 2004 (1,174,337 shares at $.60 per share)	1,174	703,426			704,600
Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share	125	37,375			37,500
Net loss				(1,925,126)	(1,925,126)

Balance (deficit), December 31, 2004	22,692	22,046,714		(25,940,526)	(3,871,120)
Net loss				(198,905)	(198,905)

Balance (deficit), March 31, 2005	$22,692	$22,046,714		$(26,139,431)	$(4,070,025)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During Development Stage Through March 31, 2005	Three Months Ended March 31,
		2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(24,361,399)	$(198,905)	$(656,948)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	737,653
Other	(123,546)
Changes in:
Advances to officers	(1,708,792)	(58,622)
Other receivables	(142,468)
Accounts payable	1,613,191	(156,222)	48,016
Accrued expenses	4,314,117
Deferred compensation	4,332,444	155,121	96,503
Deferred compensation retirement plan	3,245,000

Net cash used in operating activities	(12,073,991)	(258,628)	(512,429)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	6,418,016		836,033
Proceeds from notes payable and advances from officers	1,803,609
Proceeds from Convertible Debentures	3,798,000
Payments on notes payable and advances from officers	(242,609)
Other	108,410

Net cash provided by financing activities	11,885,426		836,033

Increase (decrease) in cash	105,709	(258,628)	323,604

Cash, beginning of period	0	364,337	62,303

Cash, end of period	$105,709	$105,709	$385,907

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in ThermoEnergy Corporation’s (the “Company”) annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of convertible debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 22,608,445, 19,338,032 and 5,978,147 shares for the periods ended March 31, 2005 and 2004, and cumulative since inception through March 31, 2005, respectively.

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

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

March 31, 2005

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (Continued)

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management.

NOTE 4: SUBSEQUENT EVENTS

In April 2005, the Company and the City of New York executed an agreement for the development and operation by the Company of a commercial Ammonia Recovery Process. The agreement provides that it will not become effective until it is registered by the Comptroller of the City; the Company is awaiting notification that the agreement has been registered.

On April 12, 2005, the Company reached a settlement agreement in-principle (subject to approval by the Company’s Board of Directors) with the Estate and widow of P.L. Montesi (the “Estate”), its former President and Principal Financial Officer on the terms of a restructured retirement compensation package for the late Mr. Montesi. Under the terms of the proposed settlement, the Company will agree to pay the Estate $5,000 a month for 10 years beginning April 1, 2005. To the extent that the Company’s cash and cash equivalents fall below $100,000 at the end of any month, the Company shall issue 3,500 shares of Common Stock to the Estate in lieu of cash; but in no event shall the Company issue more than 15,000 shares of Common Stock per year. The agreement will also provide for a one-time payment to the Estate in the amount of $65,000, upon completion of a financing transaction involving the issuance of shares of the Company’s securities and yielding proceeds to the Company in an amount of $1,000,000 or greater, in aggregate, over any eighteen month period. The Company will also agree to issue the Estate stock options for 1,000,000 shares of Common Stock exercisable over ten years and to extend the exercise period for five years for all existing stock options held by the Estate as a result of Mr. Montesi’s death.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and the notes to the financial statements appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s, current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities, and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

The Company undertakes no obligation to publicly revise these forward-looking statements occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

The Company’s filings with the Securities and Exchange Commission (the “Commission”), including its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), can be found through the Company’s website at http://www.thermoenergy.com/investorInformation.html. The information contained in the Company’s website is not deemed to be a part of this filing.

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

The Company is also majority owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide (“CO2”) in liquid form for sequestration or beneficial reuse. The TIPS technology has been assigned to ThermoEnergy Power Systems, LLC, a Delaware corporation of which the Company owns 85% and Alex Fassbender owns 15% (“ThermoEnergy Power Systems”). ThermoEnergy Power Systems has not been capitalized and has not engaged in any business operations. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

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

Plan of Operation

The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad-based industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small Combined Heat & Power plants for industry. Although the Company has submitted several proposals to municipal wastewater authorities and may receive some funding from federal grants that, if issued, would be used to further the development of its TIPS technology. The Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has not generated any material revenues.

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

The Company and its financial advisor, Rock Capital, LLC, continue to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain longer-term financing. While the current financial condition of the Company would make an acquisition in the next 12 months difficult, management hopes that debt or equity acquisition financing would become available if an appropriate target was found.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company will require substantially more cash to satisfy its anticipated operating expenses for the next 12 months than it has available. As of March 31, 2005, the Company had a cash balance of approximately $105,700 and current liabilities of $1,202,000. During the years ended December 31, 2004, 2003 and 2002, the Company’s operating expenses were $1,930,996, $5,117,925, and $1,545,517, respectively. During the first quarters ended March 31, 2005 and March 31, 2004, the Company’s operating expenses were $202,100 and $657,600, respectively. This decrease was due to a significant reduction in general and administrative expenses as part of the Company’s efforts to manage costs while seeking financing and opportunities to employ the Technologies. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will range from $500,000 (assuming no commercialization of the Technologies) to $3,000,000 (assuming the Company signs one or more commercial contracts) to cover expenses associated with the sale of the Technologies.

During the first three months of 2005, as well as during the 2004, 2003 and 2002 fiscal years, the Company funded its operations primarily from borrowings, generally from shareholders, executive officers and other related parties, through the issuance of debentures for cash or in settlement payments of other obligations. The Company and its financial advisor are reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of Preferred Stock, derivatives, bridge financing arrangements with commercial lenders, or the possibility of a private placement, or PIPEs offering. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s present and future operations and development activities, or if it incurs significantly liability arising out of the rescission offer, the Company will not be able to continue its operations.

In addition to these financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies.

Recent Developments

In a letter dated April 5, 2005, the Company received an official Notice of Award from New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant. This contract was in part due to the success of the Company’s ARP pilot-plant demonstration at New York City’s Oak Wood Beach Water Pollution Control Plant in 1999 and 2000. The Company and New York City officials signed the contract on April 13, 2005. . The contract provides that it will not become effective until it is registered by the Comptroller of the City; the Company is awaiting notification that the contract has been registered.

Research and Development During the Next 12 Months

The Company conducted no product research and development activities in 2003 and 2004. Unless the Company receives funding for further development, the Company will have to similarly curtail its research and development activities in 2005. If funding from the grants is awarded and received by the Company, we will conduct further research on developing the TIPS technology.

Purchase or Sale of Plant or Equipment

The Company does not foresee any purchase or sale of plant or equipment in the next 12 months unless and until it commences work on any commercial contract, in which case it may purchase additional equipment as required for any such project.

Expected Changes in the Number of Employees

The Company does not foresee any increase in the number of employees in the next 12 months unless and until it commences work under a commercial contract or a private equity placement is completed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Principal Financial Officer (currently the same individual), as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the quarter ended March 31, 2005.

Item 5. Other Information.

On April 20, 2005, the Company issued a press release announcing that it has received notice from the United States Patent and Trademark Office that a patent had been issued for its Thermofuel process.

Item 6. Exhibits and Reports on Form 8-K.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005

THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman,
Chief Executive Officer, Secretary and Principal Financial Officer