Form 10QSB
period 2005-06-30
THERMOENERGY CORP
filed 2005-08-15
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,142,622 shares of common stock as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of June 30,, 2005 (Unaudited) and December 31, 2004	3
		Statements of Operations for the six months and three months ended June 30, 2005 and 2004 (Unaudited)	4
		Statements of Changes in Stockholders’ Equity (Deficit) for the periods ended September 30, 1988 through December 31, 2004 and the six months ended June 30, 2005	5
		Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)	11
		Notes to Financial Statements (Unaudited)	12
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	15
	Item 3.	Controls and Procedures	19
Part II.	Other Information
	Item 1.	Legal Proceedings	19
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3.	Defaults Upon Senior Securities	19
	Item 4.	Submission of Matters to a Vote of Security Holders	19
	Item 5.	Other Information	20
	Item 6.	Exhibits	20
Signature			21

P ART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

THERMOENERGY CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS

Cash – Total Current Assets	$13,434	$364,337

Advances to officers, including accrued interest	328,428	212,654
Property and equipment, at cost:
Equipment, furniture and fixtures	19,809	19,809
Less accumulated depreciation	(19,809)	(19,809)

	$341,862	$576,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$336,890	$539,946
Notes Payable (Bridge Loan)	100,000	—
Deferred compensation	974,186	663,165
Deferred compensation retirement plan for officer	125,000	—

Total Current Liabilities	1,536,076	1,203,111

Deferred compensation retirement plan for officer	397,250	3,245,000

Total Liabilities	1,933,326	4,448,111

Stockholders’ equity (deficit):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; none issued
Common Stock, $.001 par value; authorized – 75,000,000 shares;
June 30, 2005: Issued – 23,226,451 shares; outstanding – 23,142,622 shares; December 31, 2004: Issued – 22,692,274 shares; outstanding – 22,608,445 shares.	23,226	22,692

Additional paid-in capital	25,459,044	22,046,714
Deficit accumulated during the development stage	(27,073,734)	(25,940,526)

	(1,591,464)	(3,871,120)

	$341,862	$576,991

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During Development Stage Through June 30, 2005	Six Months Ended June 30,		Three Months Ended June 30,
		2005	2004	2005	2004
	(Unaudited)	(Unaudited)		(Unaudited)
Operating Expenses:
General and administrative	$18,042,421	$1,035,830	$1,037,688	$874,448	$436,983
Payments under licenses	1,307,266	20,000	50,000	10,000	25,000
Travel and entertainment	2,376,264	85,054	91,910	54,338	60,054

	21,725,951	1,140,884	1,179,598	938,786	522,037

Loss From Operations	(21,725,951)	(1,140884)	(1,179,598)	(938,786)	(522,037)

Other Income (Expense)
Interest income	250,743	7,599	1,443	4,406	830
Gain on settlement of lawsuit	317,423	—	—	—	—
Other	59,651	77	—	77	—
Interest expense	(4,217,488)	—	—	—	—

	(3,589,671)	7,676	1,443	4,483	830

Net Loss	$(25,315,622)	$(1,133,208)	$(1,178,155)	$(934,303)	$(521,207)

Basic and Diluted per Common Share Loss From Operations	$(3.49)	$(0.05)	$(0.06)	$(0.04)	$(0.02)
Net Loss	$(4.07)	$(0.05)	$(0.06)	$(0.04)	$(0.02)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Periods Ended September 30, 1988 Through December 31, 2004

and the Six Months Ended

June 30, 2005 (Unaudited)

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

and the Six Months Ended

June 30, 2005 (Unaudited)

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

and the Six Months Ended

June 30, 2005 (Unaudited)

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

and the Six Months Ended

June 30, 2005 (Unaudited)

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

and the Six Months Ended

June 30, 2005 (Unaudited)

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

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

CONTINUED

Periods Ended September 30, 1988 Through December 31, 2004

and the Six Months Ended

June 30, 2005 (Unaudited)

	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total
Issuance of stock for accounts payable balances, various months 2004 (593,349 shares at an average price of $.76579 per share)	$593	$453,788	$		$454,381
Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019	902,536			905,555
Issuance of stock, various months 2004 (1,174,337 shares at $.60 per share)	1,174	703,426			704,600
Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share	125	37,375			37,500
Net loss				(1,925,126)	(1,925,126)
Balance (deficit), December 31, 2004	22,692	22,046,714		(25,940,526)	(3,871,120)
Issuance of stock for account payable balances, June 2005 (534,177 shares at a price of $1.32 per share)	534	704,580			705,114
Settlement of Deferred Compensation Retirement Plan of Officer		2,707,750			2,707,750
Net loss				(1,133,208)	(1,133,208)
Balance (deficit), June 30, 2005	$23,226	$25,459,044		$(27,073,734)	$(1,591,464)

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During Development Stage Through June 30, 2005	Six Months Ended June 30,
		2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(25,315,622)	$(1,133,208)	$(1,178,155)
Items not requiring (providing) cash:
Depreciation	19,809
Expenses funded by Common Stock issuance	737,653
Other	(123,546)
Changes in:
Advances to officers	(1,824,556)	(115,774)
Other receivables	(142,468)
Accounts payable	1,410,135	(203,056)	101,321
Accrued expenses	5,068,864	690,114
Deferred compensation	4,643,465	311,021	233,242
Deferred compensation retirement plan	3,260,000	15,000

Net cash used in operating activities	(12,266,266)	(450,903)	(843,592)

Investing activities:
Purchase of fixed assets	(19,808)
Other	314,082

Net cash provided by investing activities	294,274

Financing activities:
Proceeds from issuance of Common Stock and warrants	6,418,016		905,555
Proceeds from notes payable and advances from officers	1,803,609
Proceeds from Convertible Debentures	3,798,000
Proceeds from Bridge Loan	100,000	100,000
Payments on notes payable and advances from officers	(242,609)
Other	108,410

Net cash provided by financing activities	12,279,700	100,000	905,555

Increase (decrease) in cash	13,434	(350,903)	61,963
Cash, beginning of period	0	364,337	62,303

Cash, end of period	$13,434	$13,434	$124,266

See notes to financial statements.

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock, warrants and stock options which occurred within twelve months of the initial public offering filing date (February 27, 1992). Stock options and warrants issued after the one year period referred to above, and the dilutive effect of convertible debentures were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 22,611,396 and 20,205,957 for the six month periods ended June 30, 2005 and 2004, respectively and 22,614,315 and 21,054,211 for the three month periods ended June 30, 2005 and 2004, respectively and 6,216,240 shares cumulative since inception through June 30, 2005.

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

THERMOENERGY CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2005

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (Continued)

Management entered into a $7 million contract on April 13, 2005 with the City of New York’s Department of Environmental Protection to employ the company’s Ammonia Recovery Process (“ARP”) at the Bowery Bay Water Pollution Control Plant in Queens.

The sale of stock pursuant to private placement or public offering is another source of additional operating funds that may be pursued by management (See Note 4: Subsequent Events).

NOTE 4: SUBSEQUENT EVENTS

On July 14, 2005 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 16 non-affiliated accredited investors, with two additional investors becoming a party to the Securities Purchase Agreement during July, 2005. Pursuant to the Securities Purchase Agreement, the Company completed a $7,438,400 private equity placement (the “Private Placement”), in which we issued 6,198,671 units (the “Units”), with each Unit consisting of one share of our Series A Convertible Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”) and a three-year warrant (“Warrant”) entitling the holder to purchase 0.45 share of our Common Stock, $.001 par value per share (the “Common Stock”) at an exercise price of $1.50 per share. A complete description can be found in the 8-K filed with the Securities and Exchange Commission dated July 19, 2005.

On May 27, 2005, the Company entered in an agreement with the Estate and widow of P.L. Montesi (the “Estate”), its former President and Principal Financial Officer on the terms of a restructured retirement compensation package for Mr. Montesi. Under the terms of the proposed settlement, the Company agreed to pay the Estate $5,000 a month for 10 years beginning April 1, 2005. To the extent that the Company’s cash and cash equivalents fall below $100,000 at the end of any month, the Company shall issue 3,500 shares of Common Stock to the Estate in lieu of cash; but in no event shall the Company issue more than 15,000 shares of Common Stock per year. The agreement also provided for a one-time payment to the Estate in the amount of $65,000 which was paid in July, 2005. The Company also issued the Estate options to purchase for 1,000,000 shares of our common stock at a price of $1.09 per share, exercisable for a ten year period. The expiration date of the stock options currently held by the Estate have been extended to May 27, 2010.

Per the terms of the agreement, on August 2, 2005 the Company purchased 141,383 shares of common stock from the Estate for a total purchase price of $125,830.87.

We had accounted for the Retirement Plan as a deferred compensation arrangement and had accrued a liability with respect thereto of $3,245,000 at December 31, 2003 for payments required to be made under the Retirement Plan. As a result of the agreement, the previously recorded liability was reduced by a total of $2,707,750 to $537,250 and reduced further by payments made during the second quarter (which amount represents the present value of the estimated payments required to be made under the Agreement). No liability was recorded for the stock options granted to Mrs. Montesi under the Agreement, as the exercise price of such options was equal to the market value of the underlying common stock on the date of the grant.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and the notes to the financial statements appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are considered forward-looking statements. Forward-looking statements give the current expectations of forecasts of future events of ThermoEnergy Corporation (the “Company”). All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities, and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

Plan of Operation

The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad-based industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small Combined Heat & Power plants for industry. Although the Company has submitted several proposals to municipal wastewater authorities and may receive some funding from federal grants that, if issued, would be used to further the development of its TIPS technology, the Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has not generated any material revenues.

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

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The private equity placement completed during July provides the Company with sufficient cash balances to fund current operations for the next 24-30 months. The following summary sets forth the Company’s plan of operations for the next 12 months.

As of June 30, 2005, the Company had a cash balance of approximately $13,434 and current liabilities of $1,536,076. During the years ended December 31, 2004, 2003 and 2002, the Company’s operating expenses were $1,930,996, $5,117,925, and $1,545,517, respectively. During the first six months ended June 30, 2005 and June 30, 2004, the Company’s operating expenses were $1,140,884 and $1,179,598, respectively. This small decrease was due to a significant reduction in general and administrative expenses as part of the Company’s efforts to manage costs while seeking financing and opportunities to employ the Technologies offset by expenses related to the private placement of equity closed during July. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $3,000,000 to cover expenses associated with the New York ARP contract and various TIPS Government Grant projects.

During the first six months of 2005, as well as during the 2004, 2003 and 2002 fiscal years, the Company funded its operations primarily from borrowings, generally from shareholders, executive officers and other related parties, through the issuance of debentures for cash or in settlement payments of other obligations. The Company and its financial advisor are reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of Preferred Stock, derivatives, bridge financing arrangements with commercial lenders, or the possibility of additional private placement offerings. Management is currently discussing a multi-million dollar hybrid credit facility with an unrelated investment banking company to fund further ARP projects. Such an arrangement would improve the economic return to the Company for these projects while allowing the Company to implement it’s business model on a more timely basis. There is no guarantee that this financing will ultimately be completed.

Recent Developments

In a letter dated April 5, 2005, the Company received an official Notice of Award from New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant. This contract was in part due to the success of the Company’s ARP pilot-plant demonstration at New York City’s Oak Wood Beach Water Pollution Control Plant in 1999 and 2000. The Company and New York City officials signed the $7 million contract on April 13, 2005, and the contract was registered on May 27, 2005. Construction is currently underway by the Company with two primary subcontractors, and the Company expects to complete the facility within 10-12 months.

Research and Development During the Next 12 Months

The Company conducted no product research and development activities in 2003 and 2004. The Company was awarded three (3) grants by the U.S. Department of Energy for the budget period of June 1, 2005 through May 31, 2006. The Company entered into an agreement with the University of Nevada, Reno on July 25, 2005 for the project entitled “Pressurized Oxidative Recovery of Energy from BIOMASS”. We plan to conduct further research on developing the TIPS technology during the next twelve months.

In conjunction with the construction of the New York Bowery Bay ARP facility, the Company opened a laboratory in Worcester, MA to conduct testing on various materials and resins for ARP, for process efficiency and quality control purposes. The lab is currently staffed by one technician and operates under the supervision of the Company’s Chief Technology Officer. The Company plans to expand the lab’s capabilities in the coming months, and is currently interviewing potential candidates to increase the staffing levels.

Expected Changes in the Number of Employees

The Company expects to increase the number of employees by 6-10 employees in the next 12 months, and has already hired a Project Manager for the New York Bowery Bay facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report there have been no unregistered sales of equity securities or repurchases of securities required to be disclosed pursuant to this Item. On July 15 and July 18, 2005, the Company sold unregistered securities pursuant to a private equity placement. This transaction is described in Item 3.02 to the Company’s current report on Form 8-K dated July 13, 2005, filed with the Securities and Exchange Commission on July 19, 2005, which description is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of Shareholders was held on June 16, 2005, for the principal purpose of (a) electing two directors, and (b) ratifying the appointment of Kemp & Company as our independent auditors for the fiscal year ending December 31, 2005.

The following votes were cast by shareholders with respect to the election of directors named in our Proxy Statement dated May 20, 2005:

Nominee	Shares Voted For	Votes Withheld
Alexander G. Fassbender	16,668,373	11,258

Andrew T. Melton	16,668,819	10,812

The terms of the following directors continue until the following annual meetings:

Dennis C. Cossey - 2006

Paul A. Loeffler - 2006

John F. Corcoran - 2007

Louis J. Ortmann - 2007

Alexander G. Fassbender - 2008

Andrew T. Melton - 2008

The following votes were cast by shareholders with respect to the ratification, confirmation and approval of Kemp & Company as the independent certified public auditors of the Company for the fiscal year ending December 31, 2005:

Nominee	Shares Voted For	Shares Voted Against	Abstentions
Kemp & Company	16,673,059	1,417	5,155

Item 5. Other Information.

On April 13, 2005 (and filed on May 27, 2005), the Company entered into a $7 million contract with the City of New York Department of Environmental Protection, to employ the Company’s ARP technology at the Bowery Bay Water Pollution Control Plant in Queens. This agreement is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibits
10.1	Contract No. PO-081 for Construction and Operational Services of an Ammonia Recovery Process Demonstration Plant, dated May 25, 2005 between the City of New York, Department of Environmental Protection and ThermoEnergy Corporation
10.2	Agreement dated May 27, 2005 between ThermoEnergy Corporation, the Estate of Primo L. Montesi and Betty Johnson Montesi.*

31.1	Certification pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2005.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005

THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman,
Chief Executive Officer and Secretary

Index to Exhibits

Exhibit Number	Description	Location
10.1	Contract No. PO-081 for Construction and Operational Services of an Ammonia Recovery Process Demonstration Plant, dated May 25, 2005 between the City of New York, Department of Environmental Protection and ThermoEnergy Corporation

10.2	Agreement dated May 27, 2005 between ThermoEnergy Corporation, the Estate of Primo L. Montesi and Betty Johnson Montesi.*

31.1	Certification pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2005.