Form 10QSB
period 2005-09-30
THERMOENERGY CORP
filed 2005-11-21
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of the latest practicable date: 23,136,783 shares of common stock as of September 30, 2005 and 6,198,671 shares of preferred stock as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THERMOENERGY CORPORATON

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THERMOENERGY CORPORATION
BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS
Cash	$5,692,567	$364,337
Accounts Receivable	115,107
Advances to officers, including accrued interest		212,654
Total Current Assets	5,807,674	576,991
Property and equipment, at cost:
Equipment, furniture and fixtures	54,262	19,809
Less accumulated depreciation	(19,809)	(19,809)
Net Property and Equipment	34,453
Total Assets	$5,842,127	$576,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$180,792	$539,946
Notes Payable (Bridge Loan)	-	-
Deferred compensation	-	663,165
Deferred compensation retirement plan for officer	40,000	-
Total Current Liabilities	220,792	1,203,111

Deferred compensation retirement plan for officer	397,250	3,245,000
Total Liabilities	618,042	4,448,111

Stockholders' equity (deficit):
Preferred stock, non-voting, $1 par value:
Authorized - 10,000,000 shares; September 30, 2005: Issued - 6,198,671 shares; outstanding - 6,198,671 shares	6,198,671	-
Common Stock, $.001 par value; authorized - 75,000,000 shares; September 30, 2005: Issued - 23,220,612 shares; outstanding - 23,136,783 shares; December 31, 2004: Issued - 22,692,274 shares; outstanding - 22,608,445 shares	23,221	22,692

Additional paid-in capital	27,546,288	22,046,714
Retained Earning (Deficit)	(28,544,095)	(25,940,526)
Total Stockholder’s Equity	5,224,085	(3,871,120)
Total Liabilities & Stockholder’s Equity	$5,842,127	$576,991

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Operating Revenue:
Water Group Revenue	$97,872	-	$97,572	-
ThermoEnergy Power Systems Revenue	1	-	1	-

Total Revenue	97,572	-	97,572	-

Operating Expenses:
General and administrative	2,509,456	1,248,351	1,410,808	210,663
Payments under licenses	105,219	75,000	85,219	25,000
Travel and entertainment	162,052	115,079	76,998	23,169
	2,713,909	1,438,430	1,573,025	258,832

Loss From Operations	(2,616,337)	(1,438,430)	(1,475,453)	(258,832)

Other Income (Expense)
Interest income	12,691	1,607	5,092	164
Gain on settlement of lawsuit
Other	77
Interest expense	-	-	-	-
	12,768	1,607	5,092	164

Net Loss	$(2,603,569)	$(1,436,823)	(1,470,361)	$(258,668)

Basic and Diluted per Common Share
Loss From Operations	$(0.11)	$(0.07)	$(0.06)	$(0.01)

Net Loss	$(0.10)	$(0.07)	$(0.05)	$(0.01)
See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period Ended December 31, 2004 and the Nine Months Ended
September 30, 2005 (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance (deficit), December 31, 2004	$22,692		$22,046,714	$(25,940,526)	$(3,871,120)
Issuance of stock for account payable balances, June 2005, (534,177 shares at a price of $1.32 per share)	534		704,580		705,114
Settlement of Deferred Compensation Retirement Plan of Officer			2,707,750		2,707,750
Issuance of Preferred Stock and warrants, July 2005 (6,198,671 shares at a price of $1.20 per share)		6,198,671	1,239,734		7,438,405
Issuance of stock for officer bonus, July 2005 (25,000 shares at a price of $1.40 per share	25		34,975		35,000
Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)		(125,690)		(125,831)
Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111		142,491		142,602
Reduction in balance of deferred compensation by issuing Stock Options, September 2005			795,734		795,734
Net Loss				(2,603,569)	(2,603,569)
Balance (deficit), September 30, 2005	$23,221	$6,198,671	$27,546,288	$(28,544,055)	$5,224,085
See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(2,603,569)	$(1,436,823)
Items not requiring (providing) cash:
Depreciation
Expenses funded by Preferred Stock issuance Expenses funded by Common Stock issuance	882,182
Other
Changes in:
Advances to officers	(212,654)
Other receivables	115,107
Accounts payable	(359,153)	193,583
Accrued expenses	180,793
Deferred compensation	(471,309)	321,425
Deferred compensation retirement plan	30,000
Net cash used in operating activities	(2,438,603)	(921,815)

Investing activities:
Purchase of fixed assets	34,453
Other
Net cash used by investing activities	(34,453)
Financing activities:
Proceeds from issuance of Common Stock and warrants		905,555
Proceeds from notes payable and advances from officers	328,428
Proceeds from Issuance of Preferred Stock	7,438,405
Proceeds from Bridge Loan	100,000
Payments on Bridge Loan	(100,000)
Other
Net cash provided by financing activities	7,766,833	905,555
Increase (decrease) in cash	5,328,230	(16,260)
Cash, beginning of period	364,337	62,303
Cash, end of period	$5,692,567	$46,043

See notes to financial statements.

THERMOENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited) September 30, 2005

NOTE 1: BASIS OF PRESENTATION

As of the third quarter 2005, the Company is no longer considered to be in the development stage. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period after giving effect, where appropriate, to stock dividends, stock splits and nominal issuances of Common Stock. Stock options and warrants issued were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average numbers of common shares used in the basic loss per share computations were 22,771,123 and 20,538,214 for the nine month periods ended September 30, 2005 and 2004, respectively and 23,091,171 and 21,195,426 for the three month periods ended September 30, 2005 and 2004. The adjusted weighted average numbers of common shares used in the diluted loss per share computations were 25,353,903 and 20,538,214 for the nine month periods ended September 30, 2005 and 2004, respectively and 28,184,730 and 21,195,426 for the three month periods ended September 30, 2005 and 2004.

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Management entered into a $7 million contract on May 25, 2005 with the City of New York’s Department of Environmental Protection to employ the company’s Ammonia Recovery Process (“ARP”) at the Bowery Bay Water Pollution Control Plant in Queens. The large-scale environmental project is a culmination of seven years of developing ThermoEnergy’s patented

THERMOENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited) September 30, 2005

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (Continued)

ARP technology to remove 90 percent of the ammonia in the liquid discharged from the wastewater treatment facility into the East River. It is considered a significant step in eliminating a major source of the harsh pollution and high nitrogen levels that now suffocate the delicate marine ecosystems of both Long Island Sound and Jamaica Bay. Management further believes that the contract with the City of New York along with the receipt of $7,438,400 from the private equity placement on July 14, 2005 reduces the questions regarding consideration of a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and the notes to the financial statements appearing elsewhere in this quarterly report on Form 10-QSB. The following discussion and the information contained elsewhere in this quarterly report contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s, current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,”“believe,”“continue,”“estimate,”“expect,”“intend,”“may,”“plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

The Company’s filings with the Securities and Exchange Commission (the “Commission”), including its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”); can be found through the Company’s website at http://www.thermoenergy.com/financial.htm. The information contained in the Company’s website is not deemed to be a part of this filing.

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

The Company and its financial advisor, Rock Capital, LLC, continue to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain longer-term financing. While the current financial condition of the Company would make an acquisition in the next 12 months difficult, management believes that debt or equity acquisition financing would become available if an appropriate target was found.

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

 As of September 30, 2005, the Company had a cash balance of $5,692,567 and current liabilities of $220,793. During the years ended December 31, 2004, 2003 and 2002, the Company’s operating expenses were $1,930,996, $5,117,925, and $1,545,517, respectively. During the nine months ended September 30, 2005 and September 30, 2004, the Company’s operating expenses were $2,509,456 and $1,248,351, respectively. This increase was due to an increase in general and administrative expenses as part of the Company’s efforts to open a laboratory/office in Hudson, MA, expenses related to the private placement of equity during July, the increase in employee expense related to the increase in the number of employees, and reduced somewhat due to the favorable settlement of the deferred compensation due to officers. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $3,000,000 to cover expenses associated with the New York ARP contract and various TIPS Government Grant projects.

During the 2004, 2003 and 2002 fiscal years, the Company funded its operations primarily from borrowings, generally from shareholders, executive officers and other related parties, through the issuance of debentures for cash or in settlement payments of other obligations. The Company and its financial advisor are reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional Preferred Stock, derivatives, bridge financing arrangements with commercial lenders, or the possibility of additional private placement offerings. Management is currently discussing a multi-million dollar hybrid credit facility with an unrelated investment banking company to fund further ARP projects. Such an arrangement would improve the economic return to the Company for these projects while allowing the Company to implement its business model on a more timely basis. There is no guarantee that this financing will ultimately be completed.

Recent Developments

  In a letter dated April 5, 2005, the Company received an official Notice of Award from New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant. This contract was in part due to the success of the Company’s ARP pilot-plant demonstration at New York City’s Oak Wood Beach Water Pollution Control Plant in 1999 and 2000. The Company and New York City officials signed the $7 million contract on April 13, 2005, and the contract was executed on May 25, 2005. Construction is currently underway by the Company with two primary subcontractors, and the Company expects to complete the facility within 8-10 months.

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

On May 27, 2005, the Company entered in an agreement (the “Agreement”) with the Estate and widow of P.L. Montesi (the “Estate”), its former President and Principal Financial Officer on the terms of a restructured retirement compensation package for Mr. Montesi. Under the terms of the proposed settlement, the Company agreed to pay the Estate $5,000 a month for 10 years beginning April 1, 2005. To the extent that the Company’s cash and cash equivalents fall below $100,000 at the end of any month, the Company shall issue 3,500 shares of Common Stock to the Estate in lieu of cash; but in no event shall the Company issue more than 15,000 shares of Common Stock per year. The agreement also provided for a one-time payment to the Estate in the amount of $65,000 which was paid in July, 2005. The Company also issued the Estate options to purchase for 1,000,000 shares of our common stock at a price of $1.09 per share, exercisable for a ten year period. The expiration date of the stock options currently held by the Estate has been extended to May 27, 2010. Per the terms of the Agreement, on August 2, 2005 the Company purchased 141,383 shares of common stock from the Estate for a total purchase price of $125,830.87.

We had accounted for the Retirement Plan as a deferred compensation arrangement and had accrued a liability with respect thereto of $3,245,000 at December 31, 2003 for payments required to be made under the Retirement Plan. As a result of the Agreement, the previously recorded liability was reduced by a total of $2,707,750 to $537,250 and reduced further by payments made during 2005 (which amount represents the present value of the estimated payments required to be made under the Agreement). No liability was recorded for the stock options granted to Mrs. Montesi under the Agreement, as the exercise price of such options was equal to the market value of the underlying common stock on the date of the grant.

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

In conjunction with the construction of the New York Bowery Bay ARP facility, the Company opened a office/laboratory in Hudson, MA to conduct testing on various materials and resins for ARP, for process efficiency and quality control purposes. The lab is currently staffed by four process engineers and operates under the supervision of the Company’s Chief Technology Officer. The Company plans to expand the lab’s capabilities and expects to fund the lab partially from the proceeds of various grants.

Expected Changes in the Number of Employees

The Company entered into an employment contract with Mr. Andrew T. Melton to serve as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Melton was reelected a Director for a three year period at the annual meeting and will also serve as the Principal Financial Officer. The Company has hired a Project Manager for the New York Bowery Bay facility, and four process engineers for the Hudson, MA office/laboratory. The Company will continue to hire additional employees to complete staffing needs as needed.

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

PART II – OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibits
31.1	Certification pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2005

THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman,
Chief Executive Officer and Secretary