Form 10KSB
period 2005-12-31
THERMOENERGY CORP
filed 2006-04-17
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 33-46104-FW

THERMOENERGY CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Arkansas	71-00659511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 W. Capitol Avenue, Suite 880
Little Rock, Arkansas 72201
(Address of principal executive offices) (Zip Code)

(501) 376-6477
(Issuer’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
Common Stock, $0.001 par value per share

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for its fiscal year ended December 31, 2005 were $268,932

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 31, 2006 was approximately $16,000,000. The aggregate market value was computed by taking the product of 20,000,000 shares of common stock held by non-affiliates and $0.80 the closing price of the common stock on the OTC Bulletin Board on March 31, 2006.

APPLICABLE ONLY TO COROPRATE ISSUERS
As of March 31, 2006, there were 23,136,815 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

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

The Company’s filings with the Securities and Exchange Commission (the “Commission”), including its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), can be found through the Company’s website at http://www.thermoenergy.com/investorInformation.html. The information contained in the Company’s website is not deemed to be a part of this filing and the Company disclaims any incorporation by reference of such information herein.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company is an infrastructure technologies company engaged in the development and sales of advanced wastewater treatment and clean energy technologies. The Company was founded in 1988 and underwent a name change in December 1996. The Company is incorporated under the laws of the State of Arkansas with its principle place of business in Little Rock, AR, and branch offices in Hudson, MA and New York, NY. The Company has approximately 1,800 shareholders and has been a public company since 1992. The Company’s common stock, $0.001 par value per share (the “Common Stock”) has been publicly traded on the Over-the-Counter Bulletin Board since September of 2000, under the symbol “TMEN.”

The Company was incorporated in January 1988, for the purpose of developing and marketing certain municipal and industrial wastewater treatment technologies. The Company’s current wastewater treatment technologies include: (1) the ThermoFuel process, a renewable energy process that converts sewage sludge, or “biosolids” into a high-energy solid fuel, (2) the Enhanced Biogas Production process, and (3) the Ammonia Recovery Process (“ARP”), that converts the nitrogen (ammonia) found in wastewater plants to ammonium sulfate, a commercial grade fertilizer utilized by agriculture worldwide. Each of these process technologies is more fully described in the following section. These three technologies are primarily aimed at solving wastewater problems for broad-based municipal, industrial and agricultural markets and are collectively referred to as the “Water Technologies.” In addition, the Company recently entered into a Technology Cooperative Agreement with Castion Corporation to license from Castion Corporation its R-Cast system for the removal of ammonia.

The Company licenses ARP from Battelle Memorial Institute (“BMI”) and licenses the ThermoFuel and Enhanced Biogas Production technologies from Alexander G. Fassbender, the Company’s Executive Vice President of Corporate Technology and the inventor of certain of the Company’s Technologies. The Company is also majority owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse. The TIPS technology has been assigned to ThermoEngergy Power Systems, LLC, a Delaware corporation of which the Company owns 85% and Alexander Fassbender owns 15% (“ThermoEnergy Power Systems”). ThermoEnergy Power Systems has not been capitalized and has not engaged in any commercial operations. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

Technologies

The Company has four innovative and patented technologies in its intellectual property portfolio pertaining to clean water and clean energy. The Company’s clean water technologies offer municipal and industrial clients superior economic and process advantages over conventional wastewater treatment methods. The Company’s water technologies include the following:

ThermoFuel

The ThermoFuel Process is a renewable energy process that converts raw or digested sewage sludge (biosolids) into a high-energy fuel that can be converted into electricity for use on-site or exported to the local power grid. This Technology is an upgrade of the Company “STORS” process, which, along with the Company’s ARP technology, was proven in a two-year, $3,000,000 large-scale demonstration project in Colton, CA in the greater Los Angeles area, in 2000, which was sponsored by the United States Environmental Protection Agency (“EPA”). The ThermoFuel process is a renewable energy process that provides a cost-effective solution for biosolids disposal for municipal wastewater treatment. ThermoFuel integrates advanced primary sludge digestion with hydrothermal treatment of waste activated sludge to expand the capacity of municipal wastewater facilities. This is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage ponds or lagoons, as is common in some municipal wastewater facilities. EQ Class A biosolids denotes the least health risk of human exposure to biosolids as defined in the 40 CFR Part 503 Risk Assessment study of the EPA. Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids that do not meet the required pathogen and vector attraction reduction requirements and as such pose a potential health risk in direct human contact. The high energy and low moisture content of the ThermoFuel process make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns, and similar applications. The Company and Mr. Fassbender filed a patent application related to ThermoFuel (see - Sewage Treatment System below) in February 2003. The U.S. Patent & Trademark Office issued the Sewage Treatment System patent on March 17, 2005.

ThermoFuel can be utilized as a stand-alone system or combined with the Company’s ARP or Enhanced Biogas Production technologies to provide the wastewater treatment plant operator with a comprehensive and cost-effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids; a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted on-site to energy via a gasification plant or boiler. ThermoFuel would allow wastewater treatment plant operators to control the incoming waste stream entirely on-site, with only clean water and saleable commodities leaving the plant. The primary target markets for ThermoFuel are municipal and industrial wastewater treatment facilities.

ARP

The Ammonia Recovery Process, or ARP technology, is a non-thermal, absorption process which captures ammonia from dilute waste streams, converting it into ammonium sulfate which can be packed and sold to agriculture markets worldwide. The ARP technology was proven in technology demonstration projects in conjunction with the Civil Engineering Research Foundation (CERF) and the City of New York in 1998, and during the EPA-sponsored demonstration at Colton, CA in 2000. The Company recently signed its first commercial contract for a 500,000 gallon per day ARP system for New York City’s Bowery Bay Wastewater Treatment Plant. That project is currently underway, with construction of the plant expected to be completed by the end of 2006. This project is the first large-scale stand alone project ever implemented by the City of New York designed to prevent excess ammonia from flowing into the Long Island Sound.

ARP is a patented process designed to recover ammonia from dilute aqueous waste streams. In tests, ARP has been a reliable, low-cost, environmentally effective method of treating wastewater discharge stream containing nitrogen in the form of ammonia. The ARP extracts ammonia out of sewage treatment liquid and livestock waste via chemisorption and converts it into standard, commercial-grade, ammonium sulfate fertilizer. The Company is targeting ammonia recovery from aqueous streams, such as the liquid product resulting from centrifuging anaerobically digested sewage sludge or animal waste. This stream, known as the “centrate” contains approximately 600 to 1,600 parts-per--million dilute ammonia. In advanced wastewater treatment plants where nitrogen is nitrified and denitrified, a portion of the nitrogen in the treatment plant is converted into nitrogen gas. Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered. In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

Once the anaerobically digested sludge is dewatered, the bulk of the organically bound nitrogen stays with the sludge solids while virtually all of the ammonia nitrogen stays with the water portion or centrate. This centrate is typically recycled to the front of the waste water treatment plant. ARP treats the centrate as a relatively concentrated ammonia stream, and returns a very low ammonia stream to the plant. This reduction in the nitrogen load on the plant can increase the overall plant through-put by up to 30%. The removed and concentrated ammonia can thereafter be converted into ammonium sulfate, a commercial grade fertilizer. The primary markets for ARP are municipal wastewater treatment and in the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities. A second ARP patent that incorporates incremental process changes as a result of the two ARP field demonstration projects is currently pending. See “Description of Business - Patents and Patents Pending.”

The Company currently licenses the ARP technology from BMI. Under the terms of the agreement, dated December 30, 1997,as amended, the Company agrees to pay to BMI the greater of 5% of revenues received from customers using the technology or $1.00 per 1,000 U.S. gallons processed by the invention. However, if the Company enters into a contract under which it or its sublicensee will design, build, own or operate a facility licensed under the agreement, the Company will pay to BMI, subject to certain adjustments, a lump sum of 5% of the cost of the installed equipment at the time of commissioning the facility. The agreement also provides that the Company will pay continuing royalties to BMI at a rate of 1.5% (one and one - half percent) of all revenues, excluding certain amortization, received from the customers for such operation; however not less than $0.02 (two cents) per pound of ammonia recovered in the operation. BMI may terminate the agreement with respect to a particular licensed territory (as described in the agreement) if the Company has not made sufficient sales to generate royalties to BMI of at least $25,000 per year in that particular territory. The Company has not generated such sales figures to date. The agreement expires upon the expiration of the patents for ARP technology, or at the discretion of BMI, if a contract is not in place to build a commercial facility to practice the ARP Technology within three years of the date of the agreement. No such facility has been contracted to date.

Enhanced Biogas Production

The Enhanced Biogas Production process allows existing wastewater treatment plants operators to upgrade the performance of key plant components making the plant run more efficiently as well as recover excess ammonia coming off the digesters. The Enhanced Biogas Production process is designed to retrofit existing conventional wastewater treatment plants by allowing them to recover ammonia from anaerobic digesters and thereby enhance the efficiency of the digesters. The technique can be used as a stand-alone technology or in coordination with the Company’s ARP technology. It can also be implemented with the Temperature Phased Anaerobic Digestion technology (described below) used by wastewater treatment plant operators, to make more biogas and destroy pathogens. Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion. In the high temperature phase (around 120 - 140º F) waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase. The Enhanced Biogas Production process can also be integrated with ThermoFuel and used in conjunction with municipal and industrial wastewater applications that use aerobic or anaerobic digestion. The Enhanced Biogas Production process is intended to be a cost-effective method of processing and treating animal waste from concentrated animal farming and in which the waste is converted into two saleable commodities: (i) energy in the form of methane; and (ii) ammonium sulfate, a commercial grade fertilizer.

The Enhanced Biogas Production process is currently protected by two patents held by Alexander Fassbender. The first patent was issued in June 2002, and the second patent was issued in May 2004. Foreign patents applications have been filed and are pending. The patents cover both single and multiple digester configurations using the Enhanced Biogas method. The Company currently licenses the Enhanced Biogas Production and Sewage Treatment Method technologies from Mr. Fassbender. Under the terms of the agreement with Mr. Fassbender, at the time when cumulative sales of the licensed products exceed $20 million, the Company agrees to pay to Mr. Fassbender 1% of the net sales thereafter (as defined in the agreement). Subject to Mr. Fassbender’s approval, the Company may sublicense the technologies. Beginning in 2008 and each year thereafter, Mr. Fassbender may terminate the agreement if the Company or any of its affiliates has not sold or leased a licensed product in that calendar year.

Sewage Treatment System

The Sewage Treatment System (“STS”) is a patented wastewater treatment system (U.S. Patent No. 6,893,566) that takes advantage of the synergy of mechanical, thermal, and chemical integration to generate EQ Class A biosolids at low capital and operating costs. Among other things, STS significantly increases operating temperatures and sludge retention time available at an existing anaerobic digestion facility, increasing plant capacity. The excess thermal energy from biogas generated by the digester can be used to supply between 50% to 100% of the heat energy required for the ThermoFuel process, significantly reducing energy costs.

The target markets for STS and the Enhanced Biogas Production process technologies are municipal and industrial wastewater treatment plants and wastewater treatment facilities located on large and confined animal farming operations.

The performance of these wastewater treatment technologies 1) meet or exceed all current or proposed federal or state water quality discharge regulations, 2) produce virtually no air emissions, 3) lowers capital, operating and maintenance costs, and 4) provides beneficial reuse of virtually all by-products.

TIPS

In addition to its Water Technologies, the Company is in the process of developing a new clean energy technology that offers a cost-effective and environmentally responsible solution to both carbon capture and global warming.

ThermoEnergy Integrated Power System, or TIPS represents a novel thermodynamic approach in power plant design. Based on reliable oxy-fuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of all by-products, including carbon dioxide (“CO2 ”) which can then be used for sequestration or beneficial reuse. The key element that differentiates TIPS from conventional oxy-fuel designs is that combustion shifts the temperatures at which water, CO2, mercury and acid gases condense. Gas-to-liquid nucleate condensation physics is then used to collect and remove the pollutants, while CO2 is recovered as a liquid through direct condensation to reduce harmful air emissions of acid gases, mercury, soot and CO2. TIPS is well-suited for new construction and offers a cost-effective way to upgrade existing coal-fired power plants zero air emission status.

TIPS converts the energy in biomass or fossil fuels, such as coal, gas and oil, and integrates that combustion with the efficient production of steam or electricity, the recovery of carbon dioxide in liquid form for sequestration or beneficial reuse and the elimination of air emissions of mercury, acid gases and particulates. The primary markets for the TIPS process will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by-products that can be used as a feedstock for TIPS. Some of the industries in which TIPS can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills. In March 2001, ThermoEnergy Power Systems was granted U.S. Patent No. 6,196,000 for TIPS. The Company recently received a second U.S. patent relating to the TIPS process. (U.S. Patent No. 6,918,253). Foreign patent applications have been filed in approximately 38 countries, including Australia, Canada, China, the European Patent Office, India, Mexico, Poland, Romania, the Russian Federation, South Africa and the Ukraine (collectively, the “International Applications”) as provided for by the Patent Cooperation Treaty. To date, the Company has received notice of allowance from Russia and has paid the issue fee. The Company typically obtains continuances in countries where continuances are permitted such as Canada and Japan. Continuances are used to keep the patenting process alive in certain geographical markets until such time the Company deems the cash outlay on patenting costs and subsequent maintenance fees appropriate in that jurisdiction. This preserves all rights and the Company can request examination at the appropriate time.

Each of the above technologies is more fully described on the Company’s website www.thermoenergy.com.

Business Objectives and Strategy

The Company’s business model is based on 1) new construction or retrofitting of existing wastewater treatment plants for federal, state and municipal governments, industrial clients as well as power generation plants for public and/or merchant utilities worldwide, 2) privatization contracts wherein the Company will build and operate, or build, own and operate municipal and/or industrial wastewater treatment and power plants systems, and 3) the generation and sales of emission credits for emissions including nitrogen, carbon and mercury either directly to end-users or via established public exchanges. In instances where the client has sufficient skill to design, build and operate the Company’s technologies, the Company’s business strategy in pursuing these multi-billion dollar markets is to enter into collaborative working relationships, such as joint ventures, licenses and other similar agreements with companies that are well-established in the Company’s targeted markets, and as such, can greatly expedite the commercialization of the Company’s technologies.

The Company previously completed large scale demonstration projects for ARP as well as other wastewater treatment technologies called NitRem/DSR and STORS, which the Company previously licensed from BMI, but that are now no longer used by the Company. Each of the demonstration projects was funded either by the United States government or by entities with which the Company has or had collaborative working relationships. The Company was not required to make capital contributions to any of these demonstration projects and has not received any revenues or generated any income from them, other than reimbursement for certain administrative and operating costs. These demonstration projects have allowed the Company to develop, demonstrate and improve the Technologies without having to finance them itself. From a competitive standpoint in the wastewater and sludge treatment markets, the Company believes that the ability to meet various state and federal environmental regulatory standards at lower capital requirements than traditional wastewater and sludge treatment solutions should make ARP, ThermoFuel, and Enhanced Biogas Treatment technologies an attractive solution for municipalities and certain industrial applications. The Company continues to target the 65 largest municipal wastewater treatment markets in the United States as potential customers. These markets account for approximately 80% of all the sewage sludge generated annually in the United States. The Company recently entered into its first commercial contract, with the City of New York, for a 500,000 gallon per day ARP facility to be sited at the City’s Bowery Bay Water Pollution Control Plant. See “New York City Contract” below.

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

As part of the Consolidated Appropriations Act of 2005 (the “Act”), signed into law on December 8, 2004, the US Congress authorized an aggregate of $2.3 million for research and development projects. The Company has pursued funding under the Act that may help to further develop the TIPS process in conjunction with other entities, including the Texas Energy Center, the Alaska Industrial Development and Export Authority and the University of Nevada at Reno. The Company has entered into contracts with the University of Nevada, Reno and RDS, LLC (a prime contractor of the U.S. Department of Energy) for contracts totaling $544,000. Project work is underway and the Company has subcontracted portions of the work to CANMET (Natural Resources - Canada) Reaction Systems Engineering, Ltd., and Stone and Webster, Inc. The Company continues to pursue an additional project with the Alaska Industrial Development and Export Authority but there can be no assurance that the Company, as prime contractor or in any other capacity, will receive any additional funds under the Act.

In addition, the Company’s long-term growth strategy includes the acquisition of other companies whose products or services are related to the Company’s core business. Ideally, these candidate companies would (a) already be a well-established participant in one or more of the Company’s targeted markets, (b) have on-going revenues and profits, and (c) bring additional administrative and technical skills and expertise needed for the Company to achieve its corporate mission.

Demonstration of the Technologies gives no assurance that the Company will be awarded commercial contracts for projects utilizing any of the Technologies. Even if such contracts are awarded, none of the Technologies has ever been used on a large-scale commercial basis, and there is no assurance that any of the Technologies will perform successfully or profitably on a large-scale commercial basis. There can also be no assurance that any of the Technologies will not be superseded or rendered obsolete by future competing technologies. The nature of the Company’s business and the technologies makes it dependant on a number of municipalities and industrial clients as customers. In addition, the Company’s future operations will depend upon its ability to attract adequate capital, so that it may acquire the technical and operational expertise and services required to commercially utilize the ThermoFuel, ARP or TIPS technologies.

New York City Contract

The Company has been awarded a contract by New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant. Construction by the Company with two primary subcontractors has begun, and the Company expects to complete construction of the facility by the end of 2006. If the operating results of the demonstration over the twelve month period after completion are successful the Company hopes to enter into a long-term agreement with New York City.

The Company believes that, based upon the terms of the ARP contract, the Company would be able to meet the operational requirements of the contract by hiring subcontractors. If the Bowery Bay Water Pollution Control Plant meets certain predetermined process and economic efficiencies, the Company intends to pursue additional contracts with New York City with respect to other facilities that will be needed by the city in order to meet the terms of a Consent Decree entered against the city in 2002 pursuant to which the city is required to develop a plan to upgrade the plants to meet specific ammonia discharge limits set out in the Consent Decree.

Corporate Mission

The Company’s mission is to become a significant force within the global municipal and industrial wastewater and power generation industries.

Recent Developments

On March 24, 2006, the Company entered into a Technology Cooperative Agreement with CASTion Corporation, under which CASTtion Corporation will allow the Company to use its R-Cast system for the removal of ammonia from wastewater.

On April 15, 2006, John F. Corcoran, who had been a director of the Company since 2001, resigned from the Company’s Board of Directors and as a member of the Audit Committee. Effective as of April 15, 2006, the remaining directors elected David Lahaie to the Board of Directors in place of Mr. Corcoran. Mr. Lahaie has also been named a member of the Company’s Audit Committee, in place of Mr. Corcoran.

On May 27, 2005, the Company had entered into an agreement (the “Montesi Agreement”) with the estate and widow of P.L. Montesi, its former President and Principal Financial Officer relating to the terms of a restructured retirement compensation package for Mr. Montesi, including issuance to the estate of options to purchase 1,000,000 shares of the Common Stock at a price of $1.09 per share, exercisable for a ten year period. The expiration date of the stock options held by the estate was extended to May 27, 2010. Pursuant to the Montesi Agreement, on August 2, 2005 the Company purchased 141,383 shares of common stock from the estate for a total purchase price of $125,830.87. The Company had accounted for Mr. Montesi’s retirement plan as a deferred compensation arrangement and had accrued a liability with respect thereto of $3,245,000 at December 31, 2003 for payments required to be made under the retirement plan. As a result of the Montesi Agreement, the previously recorded liability was reduced by a total of $2,707,750 to $537,250 and reduced further by payments made during 2005, which amount represents the present value of the estimated payments required to be made under the Montesi Agreement.

Patents and Patents Pending

The Company owns or licenses the following patents:

Patents Licensed from BMI

6,838,069 “Apparatus and Method for Ammonia Removal from Waste Streams” Scott Blonigen et al.
6,558,643 “Method For Ammonia Removal From Waste Streams”, Blonigen, Scott J.; et al.

Patents Licensed from Alexander Fassbender

6,893,566 “Sewage Treatment System” [ThermoFuel Patent]
6,716,351 “Enhanced Biogas Production from Nitrogen Bearing Feed Stocks” [multiple vessel]
6,391,203 “Enhanced Biogas Production from Nitrogen Bearing Feed Stocks” [single vessel]

Patents Assigned to ThermoEnergy Power Systems, LLC

6,196,000 “Power System with Enhanced Thermodynamic Efficiency and Pollution Control” [TIPS combustion]
6,918,253 “Power System with Enhanced Thermodynamic Efficiency and Pollution Control” [TIPS gasification]

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

Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although BMI did not conduct any research and development activities in 2003 or 2004. The Company also did not conduct research and development activities in 2003 or 2004. License expenditures for the Company were $100,000 for the each of the years ended December 31, 2005, 2004 and 2003, based upon a minimum royalty schedule. The Company expects future annual minimum royalty payments to BMI to be reduced by $60,000, due to the cancellation by the Company of the STORS, NitRem and DSR license agreements.

Employees

As of March 31, 2006, the Company had eight full-time employees, located primarily in the corporate office in Little Rock, AR, and in the research laboratory/office in Hudson, MA. Dennis C. Cossey, Chairman and Chief Executive Officer, and Andrew T. Melton, Executive Vice President and Chief Financial Officer have employment contracts that extend for five (5) years. Alexander G. Fassbender, Executive Vice President and Chief Technology Officer has an employment contract that extends for three (3) years. All of the officers and engineers have agreements with the Company prohibiting them from distributing the Company’s proprietary information and prohibiting them, for a period of one year after termination of employment, from competing with the Company or soliciting its customers or employees. The employees are not represented by any labor union. The Company believes that relations with each employee are satisfactory.

Competition

The Company’s Technologies are intended to enable the wastewater treatment and power generation industries comply with state and federal clean water and clean air regulatory requirements in the United States. The Company believes that these industries are dominated by process methods developed in the 1940s and 1950s, with only minor improvements since that time. Further, that local, state and federal regulatory developments over the past 25 years have rendered the majority of these conventional process methods ineffective in meeting the new regulatory mandates. Yet, these technologies currently compete with the Company’s Technologies for share of the wastewater treatment market. Competitive factors affecting the Company include entrenchment and familiarity of the older technologies within the Company’s target markets. Likewise, individuals with purchasing authority within the Company’s target markets are not as familiar with the Company’s Technologies and may be hesitant to adopt the Technologies in their municipality or plant. Plant operators have attempted to meet the regulatory requirements by optimizing existing process methods, rather than adopting new technologies, including the Company’s technologies. The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new or developing companies. The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise the Company’s principal competition. The Company believes that modification of conventional technologies has not achieved the regulatory goals, thereby creating opportunities for its Technologies. However, there can be no assurance that there will not be additional competitors in the future or that such competitors will not develop technologies that are superior to those of the Company.

Government Regulation

There are federal, state and local statutes and regulations which implement a range of programs to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills and the Clean Water and Watershed Restoration Initiative. The regulations established under these plans are intended to improve existing water quality programs. In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost-effective methods of treatment of wastewater. The Company believes that current clean air and clean water regulations generally are favorable to its efforts to commercialize the Technologies and that proposed or recently-passed environmental regulations aimed at regulating the treatment of wastewater or the production of energy through fossil fuels would create additional opportunities for the Company to market the Technologies.

Prior to 2005, federal government attempts to recast previous Clean Air Act standards (e.g., the EPA’s New Source Review rules), coupled with the current administration’s emphasis on voluntary rather than regulatory curbs on air emissions, had lessened the regulatory incentives for implementing new air emission control technologies. However, the dramatic rise in the price of natural gas created an economic urgency by many industries to find alternative power sources. The Energy Information Agency (a division of the United States Department of Energy) is predicting that natural gas prices will continue to rise over the next few years. Further, because a significant number of these industries are located in “non-attainment areas”, i.e., areas where the air does not meet minimum EPA air quality standards, switching from natural gas has proven very difficult using conventional technology since any replacement must be as clean as or cleaner from an emission standpoint.

Moreover, reversing a four-year trend, the EPA recently issued two new clean air regulations, the Clean Air Mercury Rule and the Clean Air Interstate Rule, both of which will significantly impact the public utility and industrial markets, which we believe will further increase the demand for cost-effective air emission control technologies and may potentially signal a reversal of the administration’s environmental agenda promoted during the previous four years.

A federal appeals court on Friday, March 17, 2006, blocked the Bush administration from implementing a regulation that would have eased clean air requirement for some 17,000 industrial facilities, including coal-fired power plants and oil refineries. The court handed down a rebuke at the regulation, which it said is "contrary to the plain language" of the Clean Air Act. The unanimous ruling by the three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit is a major victory for a coalition of 15 states and a long list of environmental and public health organizations who filed suit to block the August 2003 rule.

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

The Company’s Technologies also could be attractive in the global market place, where some clean water and clean air regulations of some countries are more stringent than those in effect in the United States. The marketability of the TIPS technology was significantly expanded with the recent ratification of the Kyoto Protocol by 141 nations, which took effect in February of 2005. As the Kyoto Protocol emission reductions are phased in through 2012, the older coal-fired power plants will be among the first affected by the new regulations. Many of these plants utilize boiler designs 20 years old or more, making any upgrade using conventional technology highly improbable. Collectively, these plants represent an enormous sunk-cost for utilities and industry, creating an ideal for any new retrofit technology that keeps these plants operational. Currently, management is unaware of any technology available or nearing commercial development capable of bringing these older power plants into regulatory compliance. There can be no assurance, however, that more stringent regulatory requirements will result in the Company’s Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Risk Factors

Going Concern

The independent auditor of the Company, in its report for the fiscal year ended December 31, 2005, issued a “going concern” opinion regarding the Company, stating that there is a substantial doubt that the Company can continue as a going concern, primarily based on the lack of any significant revenue from operations, the Company’s net losses since inception and the need for substantial capital to continue commercialization of the Technologies.

Need for Additional Capital

The Company obtained the conversion of all of its outstanding convertible indebtedness during 2003, sold, in a private placement, restricted shares of its Common Stock during the fourth quarter of 2003 and the first and fourth quarters of 2004, and completed a private equity placement during the second quarter of 2005. At the current overhead rate, management believes that it will have sufficient working capital to conduct normal operations and meet its anticipated cash requirement through December 31, 2007. See “Management’s Discussion and Analysis or Plan of Operation - Plan of Operation”. However, if the Company enters into an additional commercial contract during this period, additional capital will be needed to carry out any such project. There can be no assurance that the Company will be able to raise additional capital for additional contracts or to fulfill its current business plan. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s operations and development activities, the Company will not be able to continue its operations.

Lack of Operating History; Accumulated Deficits

Although the Company has entered into a contract for a commercial ARP facility by the City of New York, it has not yet formally entered into a commercial contract for any of its other Technologies or entered into a strategic relationship with a third party that has the resources to commercially exploit the Technologies. Since its inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $31 million as of December 31, 2005. Even if the contract with New York City is completed, there can be no assurance that the Company will be able to successfully implement future contracts for its Technologies.

Lack of Commercialization of the Technologies

Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to deploy its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Company has entered into a contract for an ARP facility with the City of New York, none of the Technologies has yet been implemented on a permanent basis by a municipal or industrial customer. Until such time that the New York ARP plant is built and successfully operated, it will remain difficult for the Company to gain acceptance of the Technologies in other markets. The Company’s ability to penetrate these markets depends on (1) fully developing and demonstrating the Technologies, (2) successfully commercializing one or more of its Technologies and (3) finding a source of capital to fund commercial projects or a larger, well-capitalized joint venture partner to participate in such projects. There is no assurance that all of these requirements will be successfully implemented or that the Technologies will be deployed in future commercial contracts.

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

Lack of Liquidity on the Over-the-Counter Bulletin Board

The Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), which provides significantly less liquidity than if the Common Stock were listed on a securities exchange (e.g., the New York Stock Exchange) or an automated quotation system (e.g., NASDAQ). The OTC Bulletin Board may provide little or no liquidity for the Company’s shareholders. Purchasers of shares of Common Stock may find it difficult to resell their shares at prices quoted in the market. There is currently a limited volume of trading in the Company’s Common Stock. The Company cannot predict when or whether investor interest in its Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The Company is Dependent upon Its Ability to Attract and Retain Key Personnel

The future success of the Company depends, in part, on the continuing efforts of Dennis C. Cossey, the Company’s Chief Executive Officer, Alexander G. Fassbender, its Executive Vice President and Chief Technology Officer and Andrew T. Melton, its Executive Vice President and Chief Financial Officer. Messrs. Cossey, Fassbender and Melton have conceived the Company’s strategic plan and are responsible for executing that plan. The loss of any of Mr. Cossey, Mr. Fassbender or Mr. Melton would significantly adversely affect the business of the Company. The Company’s success is dependent in part upon its ability to attract and retain key management and other personnel. The Company will need to add additional skilled personnel to facilitate the development and commercialization of the Technologies. There can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business.

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

The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 124 West Capitol Avenue, Suite 880, Little Rock, Arkansas, where the Company leases approximately 3,400 square feet from an unaffiliated third party under an eighteen-month lease. The Company also leases approximately 3,000 square feet of space on a twelve-month basis in Hudson, Massachusetts from an unaffiliated third party. In the event either of these leases is not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to, nor is its property the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock is traded on the OTC Bulletin Board. The stock symbol is TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey 07016.

The Common Stock began trading on the OTC Bulletin Board on September 20, 2000. The ranges of the high and low bid prices for the Common Stock for the four quarters of 2004 and 2005 are shown below. This information is taken from the OTC Bulletin Board’s quarterly trade and quote summary report. The quotations listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

BID INFORMATION

	HIGH	LOW
2005
First Quarter	$2.18	$0.95
Second Quarter	$1.65	$1.08
Third Quarter	$1.53	$0.85
Fourth Quarter	$1.20	$0.78
2004
First Quarter	$1.50	$0.45
Second Quarter	$1.35	$0.86
Third Quarter	$1.15	$0.78
Fourth Quarter	$1.00	$0.73

For a discussion of government regulation concerning securities that trade at less than $5.00 per share, see “Description of Business - Risk Factors - Penny Stock regulation.”

Holders

The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock and 10,000,000 shares of Series A Convertible Preferred Stock, $1.00 par value per share (the “Preferred Stock”). As of March 31, 2006, the Company had 23,220,612 shares of Common Stock issued and 23,136,815 shares outstanding, held by approximately 1,500 shareholders of record of the Common Stock, and 6,198,671shares of Series Preferred Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On July 14, 2005 the Company entered into a Securities Purchase Agreement with 16 non-affiliated accredited investors, with two additional investors becoming parties to the Securities Purchase Agreement during July 2005. Pursuant to the Securities Purchase Agreement, the Company issued 6,198,671 units, each unit consisting of one share of the Preferred Stock and a three-year warrant entitling the holder to purchase 0.45 share of the Common Stock at an exercise price of $1.50 per share. The offering of the units was made pursuant to an exemption from registration requirement provided under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. A description of the terms of the Preferred Stock and the warrant and the terms of their conversion and exercise respectively, are contained in the Company’s Current Report on Form 8-K, dated July 13, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad-based industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small combined heat and power plants. Although the Company has submitted several proposals to municipal wastewater authorities and may receive some funding from federal grants that, if issued, would be used to further the development of its TIPS technology, the Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has not generated any material revenues.

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

The Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain longer-term financing.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of December 31, 2005, the Company had a cash balance of approximately $4,325,801 and current liabilities of $318,242. During the fiscal years ended December 31, 2005, 2004 and 2003, the Company’s operating expenses were $5,542,524, $1,930,996, and $5,117,925, respectively. The 2005 operating expenses include general and administrative expense charges of $2,037,048 relating to the issuance of warrants for services.  The 2003 operating expenses included an accrual of $3,245,000 for the deferred compensation retirement plan for the Company’s President, P.L. Montesi, which was adjusted by $2,707,750 due to a settlement agreement entered into on May 27, 2005. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $3,000,000.

During 2005, 2004 and 2003, the Company funded its operations primarily from the sale of restricted stock and the issuance of preferred stock in a private placement, borrowings, generally from shareholders, executive officers and other related parties, and through the issuance of debentures for cash or in settlement payments of other obligations. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, derivatives and bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the near-term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

In July 2005, the Company completed a $7,438,400 private equity placement. The proceeds of the private placement were used primarily in connection with the Company’s contract with the City of New York and to hire additional employees.

In addition to other financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies.

Recent Developments

In April 2005, the Company entered into an agreement with New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant. Construction by the Company with two primary subcontractors has begun, and the Company expects to complete construction of the facility within 8-10 months. If the operating results of the demonstration over the twelve month period after completion are successful, the Company hopes to enter into a long-term agreement with New York City.

On May 27, 2005, the Company entered into the Montesi Agreement (See “Item 1. Description of Business - Recent Developments”) regarding the terms of a restructured retirement compensation package for Mr. Montesi. The Company had accounted for Mr. Montesi’s retirement plan as a deferred compensation arrangement and had accrued a liability with respect thereto of $3,245,000 at December 31, 2003 for payments required to be made under the retirement plan. As a result of the Montesi Agreement, the previously recorded liability was reduced by a total of $2,707,750 to $537,250 and reduced further by payments made during 2005, which amount represents the present value of the estimated payments required to be made under the Montesi Agreement.

Research and Development during the Next 12 Months

The Company conducted no product research and development activities in 2003 and 2004. The Company established a laboratory/office in Hudson, MA during 2005. With the funding from the three federal grants discussed earlier under the heading “Business Objectives and Strategy,” along with the expected proceeds under the contract with the City of New York, the Company has hired four additional process engineers. The Company conducted further research on developing the TIPS technology as well as improving the operation of the ARP technology. The Company expects to continue to grow the abilities of this research laboratory.

Expected Changes in the Number of Employees

On May 1, 2005, the Company entered into an employment contract with Mr. Andrew T. Melton to serve as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Melton was also reelected a Director for a three-year period at the Company’s 2005 annual meeting. On September 14, 2005, the Company entered into an employment contract with its President and Chief Executive Officer, Mr. Dennis C. Cossey, in replacement of his previous employment agreement, which expired in 2004. The Company has hired an Assistant Project Manager for the ARP facility to be located In New York City’s Bowery Bay Water Pollution Control Plant, and four process engineers for the Hudson, MA office/laboratory. The Company will continue to hire additional employees to complete staffing needs as needed. The Company foresees increases in the number of employees in the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

In addition, no changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

The information contained herein under the heading  “ITEM 1. DESCRIPTION OF BUSINESS - Recent Developments” would otherwise have been filed on a Current Report on Form 8-K and is incorporated by reference into this section of this Annual Report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

THERMOENERGY CORPORATION

FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

with

REPORT OF INDEPENDENT AUDITORS

Report of Independent Registered Public Accounting Firm

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying balance sheets of ThermoEnergy Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has no significant revenue from operations and has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company's technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KEMP & COMPANY

Little Rock, Arkansas
April 14, 2006

THERMOENERGY CORPORATION
BALANCE SHEETS

December 31, 2005 and 2004

ASSETS	2005	2004

Cash	4,325,801	364,337
Accounts Receivable	310,467	—
Other Current Assets	118,450	—
Total Current Assets	4,754,718	364,337

Advances to officers, including accrued interest	—	212,654
Property and equipment, at cost:
Equipment, furniture and fixtures	108,622	19,809
Less accumulated depreciation	(19,809)	(19,809)
	88,813	—

Total Assets	4,843,531	576,991

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Accounts payable	318,242	539,946
Deferred compensation	—	663,165
Total Current Liabilities	318,242	1,203,111

Deferred compensation retirement plan for officer net of current portion	350,000	3,245,000
Total Liabilities	668,242	4,448,111

Stockholders' equity (deficit):
Preferred stock, $1 par value:
authorized- 10,000,000 shares;issued: 2005-6,198,671;
shares; 2004 none; outstanding: 2005-6,198,671;
2004-none	6,198,671	—
Common Stock, $.001 par value; authorized- 75,000,000
shares; issued 2005 23,220,612 shares; 2004-22,692,274
shares; outstanding: 2005-23,136,815 shares; 2004-22,608,477
shares	23,221	22,692
Additional paid-in capital	29,130,717	22,046,714
Accumulated Deficit	(31,177,350)	(25,940,526)
Total Equity	4,175,259	(3,871,120)

TOTAL LIABILITIES & EQUITY	4,843,501	576,991

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003
Operating Income:
Water Group	247,571	—	—
Power Group	21,361	—	—
Total Operating Income	268,932	—	—

Operating Expenses:
General and Administrative	5,203,252	1,650,725	4,890,420
Payments Under Licenses	105,219	100,000	100,000
Travel and Entertainment	234,053	180,271	127,505
Total Operating Expenses	5,542,524	1,930,996	5,117,925

Loss From Operations	(5,273,592)	(1,930,996)	(5,117,925)

Other Income (expenses):
Interest Income	36,691	5,870	295
Other income	77
Interest expense- principally related parties	—	—	(985,436)
Total Other Income (expense)	36,768	5,870	(985,141)

Net Loss:	(5,236,824)	(1,925,126)	(6,103,066)

Basic and Diluted per Common
Share:
Loss From Operations	$(0.23)	$(0.09)	$(0.48)
Net Loss	$(0.23)	$(0.09)	$(0.58)

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Periods Ended December 31, 2003 Through December 31, 2005

			Additional
	Common	Preferred	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total
Balance (deficit), January 1, 2003	$5,985	$	$9,158,209	$(17,912,334)	$(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 Shares at $2.00 per Share)	50		(50)
Conversion of $15,000 of Convertible Debentures plus accrued interest, April 2003 (26,597 shares at $1.05 per share)	26		27,901		27,927
Issuance of stock for compensatory awards to non-officer members of the Board of Directors, July 2003 (15,000 shares at $1.00 per share)	15		14,985		15,000
Conversion of all outstanding Convertible Debentures plus accrued interest, July and August 2003 (9,647,759 shares at $1.05 per shared)	9,648		10,120,499		10,130,147
Issuance of stock for consulting services, various months 2003 (54,493 shares at an average price of $.54 per share)	55		29,260		29,315
Issuance of stock in partial satisfaction of deferred compensation balances with officers, November 2003, (1,006,287 shares at $.30 per share)	1,006		300,880		301,886
Issuance of stock, various months 2003 (996,336 shares at $.30 per share)	996		297,905		298,901
Net Loss				(6,103,066)	(6,103,066)
Balance (deficit), December 31, 2003	17,781		19,949,589	(24,015,400)	(4,048,030)
Issuance of stock for accounts payable balances, various months 2004 (593,349 shares at an average price of $.76579 per share)	593		453,788		454,381
Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019		902,536		905,555
Issuance of stock, various months 2004 (1,174,337 shares at $.60 per share)	1,174		703,426		704,600
Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share)	125		37,375		37,500
Net Loss				(1,925,126)	(1,925,126)
Balance (deficit), December 31, 2004	22,692		22,046,714	(25,940,526)	(3,871,120)
Issuance of stock for account payable balances, June 2005, (534,177 shares at a price of $1.32 per share)	534		704,580		705,114
Settlement of Deferred Compensation Retirement Plan of Officer			2,707,750		2,707,750
Issuance of Preferred Stock and warrants, July 2005, net of issuance costs of $452,619 (6,198,671 shares at a price of $1.20 per share)		6,198,671	787,115		6,985,786
Issuance of stock for officer bonus, July 2005 (25,000 shares at a price of $1.40 per share	25		34,975		35,000
Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)		(125,690)		(125,831)
Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111		142,491		142,602
Warrants issued for services			2,037,048		2,037,048
Reduction in balance of deferred compensation by issuing Stock Options, September 2005			795,734		795,734
Net Loss				(5,236,824)	(5,236,824)
Balance December 31, 2005	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(5,236,824)	$(1,925,126)	$(6,103,066)
Items not requiring (providing) cash:
Expenses funded by Common Stock issuance			29,315
Warrants issued for services	2,037,048
Changes in:
Accounts Receivable	(310,467)
Other Current Assets	(118,450)
Advances to officers	(118,965)	(212,654)	(11,928)
Accounts payable	441,190		431,189
Accrued expenses		230,917	1,197,853
Deferred compensation	606,790	598,742	640,710
Deferred compensation retirement plan	(110,000)		3,245,000
Net cash used in operating activities	(2,809,678)	(1,308,121)	(570,927)
Investing activities:
Purchases of fixed assets	(88,813)
Net cash used in investing activities	(88,813)

Financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	6,985,786
Proceeds from issuance of Common Stock and warrants		1,610,155	298,901
Proceeds from notes payable and advances from officers	100,000		138,000
Proceeds from Convertible Debentures			73,000
Payments on notes payable and advances from officers	(100,000)		(88,000)
Purchase and cancellation of Treasury Stock	(125,831)
Net cash provided by financing activities	6,859,955	1,610,155	421,901

Increase (decrease) in cash	3,961,464	302,034	(149,026)
Cash, beginning of period	364,337	62,303	211,329
Cash, end of period	$4,325,801	$364,337	$62,303

See notes to financial statements.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1: Organization and summary of significant accounting policies (continued)

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies (see Notes 2 and 3). The Company recently entered into its first commercial contract with the city of New York for a 500,000 gallon per day ARP facility to be sited at the City’s Bowery Bay Water Pollution Control Plant.  Revenue earned during 2005 was primarily on allowable subcontractor costs incurred plus allowable profit and labor charged.

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

 Loss per common share
Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Stock options, warrants, and the dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 22,890,868, 20,796,822, and 10,567,786 shares for the years ended December 31, 2005, 2004 and 2003, respectively. For additional disclosures regarding Series A Convertible Preferred Stock, stock options, warrants and contingently issuable shares, see Notes 4, 7 and 10, respectively.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1: Organization and summary of significant accounting policies (continued)

Stock options
The Company accounts for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation is reflected in the Statements of Operations, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), to stock based compensation for the years ended December 31, 2005, 2004 and 2003 follows (dollar in thousands except for per share amounts):

	2005	2004	2003
Loss from operations, as reported	$(5,274)	$(1,931)	$(5,118)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(1,315)	(204)	-

Pro forma loss from operations	$(6,589)	$(2,135)	$(5,118)

Net loss, as reported	$(5,237)	$(1,925)	$(6,103)
Deduct: Total stock-basedemployee compensation expense determined under the fair value method for all grants	(1,315)	(204)	-

Pro forma net loss	$(6,552)	$(2,129)	$(6,103)

Loss per common share:
Loss from operations, as reported	$(.23)	$(.09)	$(.48)
Loss from operations, pro forma	$(.29)	$(.10)	$(.48)
Net loss, as reported	$(.23)	$(.09)	$(.58)
Net loss, pro forma	$(.29)	$(.10)	$(.58)

See Note 7 for further information concerning the calculation of pro forma amounts.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment”. The Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  The Company will be required to adopt the Statement during the first quarter of 2006.  Since the Company's outstanding stock option awards are fully vested, management does not anticipate that the adoption of the Statement will result in the recording of compensation expense in the financial statements for those outstanding awards due to the transition provisions of the Statement.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

 Advertising
Advertising costs are expensed as incurred and amounted to $9,703, $26,373 and $12,039 for the years ended December 31, 2005, 2004 and 2003, respectively.

 Reclassifications
Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the reporting format used in the 2005 financial statements.

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

On March 24, 2006, the Company entered into a Technology Cooperative Agreement with CASTion Corporation, under which CASTion Corporation will allow the Company to use its R-Cast system for the removal of ammonia from wastewater. The full agreement is attached as Exhibit 10.17.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

Note 5: Income taxes

A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2005, 2004 and 2003 were increases of approximately $277,000, $603,000, and $2,015,000, respectively. The Company's deferred tax liabilities are not significant. Significant components of the Company's deferred tax assets are as follows as of December 31:

	2005	2004	2003
Net operating loss carryforwards	$6,431,000	$5,758,000	$5,374,000
Deferred compensation	156,000	1,485,000	1,272,000
Stock options and warrants	1,011,000	78,000	72,000
	7,598,000	7,321,000	6,718,000
Valuation allowance - deferred tax assets	(7,598,000)	(7,321,000)	(6,718,000)

	$0	$0	$0

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 5: Income taxes (continued)

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the year ended December 31:

	2005	2004	2003
Computed at statutory rate (34%)	$(1,780,520)	$(654,543)	$(2,075,042)
Increase in valuation allowance for deferred tax assets	276,511	603,000	2,015,000

Expiring net operating losses	105,383	70,782
Non-deductible items and other	1,398,626	(19,239)	60,042

Provision for income taxes	$0	$0	$0

The Company has net operating loss carryforwards at December 31, 2005 of approximately $17,000,000 which expire in various amounts during 2006 through 2025.

Note 6: Related party transactions

During the years ended December 31, 2005, 2004 and 2003, and the Company incurred expenses for support services by BMI of approximately $71,039, $34,000, and $42,000, respectively. The Company also incurred expenses aggregating approximately $150,000 during 2003 in connection with BMI’s agreement to the conversion of its Convertible Debentures of the Company to Common Stock at $1.05 per share.

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

During the third quarter of 2005, the Company settled all advances from officers and all deferred compensation obligations recorded by a cash payment of $79,857, issuing 61,905 shares of restricted Common Stock, and options to purchase, at $1.29 per share, and additional 560,000 shares of Common Stock to Mr. Dennis C. Cossey, Chairman and Chief Executive Officer, and by a cash payment of $62,749, issuing 48,639 shares of restricted Common Stock, and options to purchase, at $1.29 per share, an additional 440,000 shares of Common Stock to Mr. Alexander G. Fassbender, a member of the board of directors and Executive Vice President and Chief Technology Officer. The stock options had a fair value of $746,000 using the Black-Scholes pricing model.  The Company recorded general and administration expenses of $460,795 in connection with the issuance of the stock options. Additional information can be found in Form 8-K, filed on September 20, 2005.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 6: Related party transactions (continued)

The Company has employment agreements with its officers specifying minimum levels of compensation and terms of employment. Any amounts earned as compensation but not paid by the Company are classified as deferred compensation and accrue interest based on the published national prime rate until payment. Compensation expense aggregating $0,$2,986, $5,492, and was accrued during the years ended December 31, 2005, 2004 and 2003, respectively, pursuant to the interest provisions of the compensation arrangements. A resolution approved by the Company’s Board of Directors provides that amounts due from officers may be offset against accrued deferred compensation.

During 2000, the Board of Directors approved the formation of a ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring the Company’s rights and interests in TIPS. The organizational documents for ThermoEnergy Power Systems indicate that the Company will have a 85% ownership interest and the Executive Vice President and Senior Vice President of Technology, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2005, ThermoEnergy Power Systems had not been capitalized by the Company and had no transactions.

The Company incurred fees of $0, $40,000 and $25,000 during the years ended December 31, 2005, 2004 and 2003, respectively, for legal services performed by a member of the Company’s Board of Directors.

During 2003, the Company issued 1,006,287 shares of Common Stock at $.30 per share, to officers in partial satisfaction of the net deferred compensation balances due to the officers.

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

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 6: Related party transactions (continued)

The officer passed away on June 24, 2004. On May 27, 2005, the Company entered in an agreement (the Agreement) with the Estate and widow of P.L. Montesi (the “Estate”), its former President and Principal Financial Officer on the terms of a restructured retirement compensation package for Mr. Montesi. Under the terms of the proposed settlement, the Company agreed to pay the Estate $5,000 a month for 10 years beginning April 1, 2005. To the extent that the Company’s cash and cash equivalents fall below $100,000 at the end of any month, the Company shall issue 3,500 shares of Common Stock to the Estate in lieu of cash; but in no event shall the Company issue more than 15,000 shares of Common Stock per year. The agreement also provided for a one-time payment to the Estate in the amount of $65,000 which was paid in July, 2005. The Company also issued the Estate options to purchase for 1,000,000 shares of our common stock at a price of $1.09 per share, exercisable for a ten year period which was valued at approximately $829,000 using the Black-Scholes pricing model. The expiration date of the stock options currently held by the Estate has been extended to May 27, 2010. Per the terms of the Agreement, on August 2, 2005 the Company purchased 141,383 shares of common stock from the Estate for a total purchase price of $125,830.87.

Note 7: Common Stock

The Company owns 83,797 shares of its Common Stock pursuant to a settlement agreement with a former stockholder. These treasury shares have a zero cost basis.

The Company’s 1997 Stock Option Plan (the “Plan”) provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. During 2003, the Company issued the non-employee Directors a total of 15,000 shares at $1.00 per share in lieu of granting stock options under the Plan. No formal grant of stock options under the Plan was made during 2005 and 2004. At December 31, 2005, options for 55,100 shares of Common Stock were outstanding under the Plan.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 7: Common Stock (continued)

During 2005, the Board of Directors awarded various officers of the Company 650,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant date ($1.22) and expire five years from that date. During 2005, the Board of Directors also extended the exercise date of 1,385,600 outstanding stock options to December 31, 2008.  During 2004, the Board of Directors awarded non-officer directors a total of 250,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant dates ($.50 and $.90) and expire five years from the those dates. During 2004, the Board of Directors also extended the exercise date by an additional 5 years for 300,000 of stock options granted during 1999. No stock options were granted or exercised during 2003. Pro forma information regarding net loss and loss per share (see Note 1) is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant for the years ended December 31, 2005, 2004, and 2003 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 3.73%. 5.23%, and 3.53%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company’s Common Stock of 65% for 2005 and 60% for 2004 and 2003, and a weighted-average expected life of the options of 4.2 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Black-Scholes option model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company had to estimate the expected stock price volatility without a significant amount of historical quoted stock price data, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information follows:

	Number of Shares	Price per Share	Weighted Average Exercise Number Exercisable
Balance at December 31, 2003	2,260,600	$2.85	2,260,600
Granted during 2004	250,000	0.82

Balance at December 31, 2004	2,510,600	$2.65	2,510,600
Granted during 2005	2,650,000	$1.20

Balance at December 31, 2004	5,160,600	$1.91	5,160,600

The weighted average fair value of options granted during the periods presented above were approximately $204,000 and $1,315,000 for the years ended December 31, 2004 and 2005, respectively.

Exercise prices for options outstanding as of December 31, 2005 ranged from $.50 to $6.36. The weighted average remaining contractual life of those options was approximately 4.8 years at December 31, 2005.

See Note 6 for discussion of issuance of stock options in connection with a restructured retirement compensation package and with the settlement of deferred compensation amounts with officers.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 7: Common Stock (continued)

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

Pursuant to a Securities Purchase Agreement dated July 14, 2005 (the “Securities Purchase Agreement”) the Company completed a $7,438,400 private placement in which it issued 6,198,671 units (the “Units”), with each Unit consisting of one shares of Series A Convertible Preferred Stock, $1.00 par value (the “Preferred Stock”), and a three-year warrant entitling the holder to purchase 0.45 share of Common Stock, $0.001 par value, at an exercise price of $1.50 per share, which exercise price was subsequently reduced to $0.75 per share pursuant to penalty provisions contained in the Securities Purchase Agreement.

Each share of Preferred Stock entitles the holder thereof to a minimum of $1.20 in liquidation and to voting rights based on the conversion ratio to Common Stock. The Preferred Stock has automatic conversion provisions based on the market price of the Company’s Common Stock or on a written election by the holders of two-thirds of the outstanding shares of the Preferred Stock.

During 2005, the Company issued warrants for the purchase of 2,918,685 shares of Common Stock at exercise prices ranging from $0.60 to $2.40 per share. The Company recorded general and administrative expenses aggregating $2,037,048 (based on the Black-Scholes pricing model) in connection with the issuance of the warrants.

In January 2006, the Board of Directors awarded a total of 545,000 non-qualified stock options. The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date ($0.94) and expire five years after the date of grant.

During 2004, the Company issued 593,349 shares of Common Stock at an average price of $.76579 per share in satisfaction of accounts payable balances and 125,000 shares at $.30 per share in partial satisfaction of a deferred compensation balance owed to an officer of the Company. During the fourth quarter of 2004, the Company issued 1,174,337 shares of Common Stock for cash at $.60 per share.

During September 2004, the Company’s Board of Directors approved the issuance of a warrant to a stockholder for the purchase of 1,400,000 shares of the Company’s Common Stock at $.30 per share in consideration for the funding provided to the Company by the shareholder over the years. The warrant expires in five years. At December 31, 2004, there were outstanding warrants for the purchase of 1,711,104 shares of the Company’s Common Stock at $.30 per share until expiration (311,104 shares in 2008 and 1,400,000 shares in 2009).

At December 31, 2005, approximately 13,100,000 shares of Common Stock were reserved for future issuance under warrant agreements, stock option arrangements and other commitments (see Note 10 for discussion of shares issuable under an agreement with a financial advisor).

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 8: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2005, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

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

Management is actively pursuing additional commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

During 2004, the Company and PSV verbally agreed to satisfy the compensation provisions of the agreement through the issuance to PSV of 201,000 shares of the Company’s Common Stock. A liability of $201,000 is included in Accounts payable in the 2004 Balance Sheet in connection with the Company’s commitment to issue the shares to PSV. During 2005, the Company issued PSV 201,000 restricted shares of the Company’s Common Stock, paid PSV $27,500, and issued PSV warrants to purchase the Company’s Common Stock for a period of three years at an exercise price of $0.60. These payments effectively ended the agreement with PSV.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2006 Annual Meeting of stockholders which will be filed pursuant to Regulation 14A with the Commission on or before April 30, 2006 (the “2006 Proxy Statement”).

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of the Company - Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Commission File No. 333-21613, filed with the Commission on February 12, 1997 (the “SB-2 Registration Statement”)

3.2	Articles of Amendment to the Articles of Incorporation - Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
3.3
Certificate of Amendment to the Articles of Incorporation, filed with the Arkansas Secretary of State on July 13, 2005 - Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2005 (the “July 19, 2005 8-K”)

3.4	Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.2 to the SB-2 Registration Statement
4.1	Specimen Stock Certificate of the Company’s Series A Common Stock - Incorporated by reference to Exhibit 4.1 to the SB-2 Registration Statement
4.2	Form of Warrant - Incorporated by reference to Exhibit 4.1 to July 19, 2005 8-K

Exhibit No.	Description of Exhibit
10.1	1997 Stock Option Plan - Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997
10.2
License Agreement, effective December 30, 1997, by and between the Company and Batelle Memorial Institute (“BMI”) - Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.3
Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998 - Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”)

10.4	Amendment Number 2 to License Agreement between the Company and BMI dated as of January 1, 2005 - Filed herewith
10.5*	Employment Agreement dated November 18, 1998 by and between the Company and Alexander G. Fassbender and Amendment No. 1 thereto - Incorporated by reference to Exhibit 10.6 to the Company’s 2004 10-K
10.6*
Option Agreement dated July 26, 1999 by and between the Company and P.L. Montesi - Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (the “September 1999 10-Q”)

10.7*	Option Agreement by and between the Company and Dennis C. Cossey - Incorporated by reference to Exhibit 10.37 to the September 1999 10-Q
10.8*
Retirement Plan dated June 16, 2003 by and between the Company and P.L. Montesi - Incorporated by reference to Exhibit 10.43 to the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (“2003 10-KSB”)

10.9	License Agreement, effective October 1, 2003, by and between the Company and Alexander G. Fassbender - Incorporated by reference to Exhibit 10.44 to the 2003 10-KSB
10.10
Warrant Agreement, dated November 5, 2004 by and between the Company and Robert S. Trump and Form of Warrant - Incorporated by reference to Exhibit 99.SS to Amendment No. 10 to the Schedule 13D of Robert S. Trump, filed with the Commission on December 2, 2004

10.11
Securities Purchase Agreement, dated July 14, 2005, by and among the Company and the investors identified on the signature pages thereto - Incorporated by reference to Exhibit 10.1 to the July 19, 2005 8-K

10.12
Agreement, dated May 27, 2005, by and between the Company, the Estate of Primo L. Montesi and Betty Johnson Montesi - Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2005

Exhibit No.	Description of Exhibit
10.13*	Employment Agreement, dated September 14, 2005, by and between the Company and Dennis C. Cossey - Filed herewith
10.14*	Employment Agreement, dated May 1, 2005, by and between the Company and Andrew T. Melton - Filed herewith
10.15	Technology Cooperative Agreement, dated March 24, 2006, by and between the Company and CASTion Corporation - Filed herewith
21.1	Subsidiaries of the Issuer - Filed herewith
24.1	Power of Attorney - Included on signature page
31.1	Sarbanes Oxley Act § 302 Certification of Principal Executive Officer, Dennis C. Cossey - Filed herewith
31.2	Sarbanes Oxley Act § 302 Certification of Principal Financial Officer, Andrew T. Melton - Filed herewith
32.1	Sarbanes Oxley Act § 906 Certification of Principal Executive Officer, Dennis C. Cossey - Filed herewith
32.2	Sarbanes Oxley Act § 906 Certification of Principal Financial Officer, Andrew T. Melton - Filed herewith

*	Management Contract or Compensatory Plan or Arrangement.

ITEM 14. PRICIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMOENERGY CORPORATION

By: /s/ Dennis C. Cossey
Dennis C. Cossey
President and Chief Executive Officer
Date: April 17, 2006

By: /s/ Andrew T. Melton
Andrew T. Melton
Chief Financial Officer, and
Executive Vice President and
Principal Accounting Officer
Date: April 17, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis C. Cossey, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith the Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act of things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dennis C. Cossey	April 17, 2006
Dennis C. Cossey President and Chief Executive Officer, Director

/s/ Andrew T. Melton	April 17, 2006
Andrew T. Melton Executive Vice President and Chief Financial Officer, Director

/s/ Alexander G. Fassbender	April 17, 2006
Alexander G. Fassbender Executive Vice President and Chief Technology Officer, Director

/s/ Ian Bowles	April 17, 2006
Ian Bowles Director

/s/ David Lahaie	April 17, 2006
David Lahaie Director

/s/ Paul Loeffler	April 17, 2006
Paul Loeffler Director

/s/ Louis Ortmann	April 17, 2006
Louis Ortmann Director