Form 10KSB/A
period 2005-12-31
THERMOENERGY CORP
filed 2006-05-01
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1 to Form 10-KSB

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
None

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The issuer’s revenues for its fiscal year ended December 31, 2005 were $283,242

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 31, 2006 was approximately $16,000,000. The aggregate market value was computed by taking the product of 20,000,000 shares of common stock held by non-affiliates and $0.80 the closing price of the common stock on the OTC Bulletin Board on March 31, 2006.

As of March 31, 2006, there were 23,220,612 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

EXPLANATORY NOTE

ThermoEnergy Corporation (“ThermoEnergy” or the “Company”) has not yet set a date for its Annual Meeting and a definitive proxy statement with respect to such meeting will not be filed within 120 days of the end of the fiscal year ended December 31, 2005. This Amendment No. 1 on Form 10-KSB/A amends the Company’s Annual Report on Form 10-KSB for the purpose of amending Items 9, 10, 11, 12 and 14 to include information required to be set forth in Part III of Form 10-KSB and not included in the original filing. This Amendment is also being filed to amend Item 13 of Part III of Form 10-KSB to reflect the filing of additional exhibits and certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

This Amendment also corrects certain typographical errors in the Financial Statements included in the Company’s original Annual Report on Form 10-KSB.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of the Company’s original Annual Report on Form 10-KSB on April 17, 2006 or modify or update other information or exhibits to the Company’s Annual Report on Form 10-KSB.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This annual report on Form 10-KSB contains statements that are considered forward-looking statements. Forward-looking statements give the current expectations of forecasts of future events of the Company. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities, and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

KEMP & COMPANY

Little Rock, Arkansas
April 14, 2006

THERMOENERGY CORPORATION
BALANCE SHEETS

December 31, 2005 and 2004

ASSETS	2005	2004

Cash	4,325,801	364,337
Accounts Receivable	310,467	—
Other Current Assets	118,450	—
Total Current Assets	4,754,718	364,337

Advances to officers, including accrued interest	—	212,654
Property and equipment, at cost:
Equipment, furniture and fixtures	108,622	19,809
Less accumulated depreciation	(19,809)	(19,809)
	88,813	—

Total Assets	4,843,531	576,991

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Accounts payable	318,272	539,946
Deferred compensation	—	663,165
Total Current Liabilities	318,272	1,203,111

Deferred compensation retirement plan for officer net of current portion	350,000	3,245,000
Total Liabilities	668,272	4,448,111

Stockholders' equity (deficit):
Series A Convertible Preferred Stock, $1 par value:
authorized- 10,000,000 shares;issued: 2005-6,198,671;
shares; 2004 none; outstanding: 2005-6,198,671;
2004-none	6,198,671	—
Common Stock, $.001 par value; authorized- 75,000,000
shares; issued 2005-23,220,612 shares; 2004-22,692,274
shares; outstanding: 2005-23,136,815 shares; 2004-22,608,477
shares	23,221	22,692
Additional paid-in capital	29,130,717	22,046,714
Accumulated Deficit	(31,177,350)	(25,940,526)
Total Equity	4,175,259	(3,871,120)

TOTAL LIABILITIES & EQUITY	4,843,531	576,991

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

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2003 Through December 31, 2005

		Series A
		Convertible	Additional
	Common	Preferred	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total
Balance (deficit), January 1, 2003	$5,985	$	$9,158,209	$(17,912,334)	$(8,748,140)
Issuance of stock in exchange for outstanding warrants held by stockholder, January 2003 (50,000 Shares at $2.00 per Share)	50		(50)
Conversion of $15,000 of Convertible Debentures plus accrued interest, April 2003 (26,597 shares at $1.05 per share)	26		27,901		27,927
Issuance of stock for compensatory awards to non-officer members of the Board of Directors, July 2003 (15,000 shares at $1.00 per share)	15		14,985		15,000
Conversion of all outstanding Convertible Debentures plus accrued interest, July and August 2003 (9,647,759 shares at $1.05 per shared)	9,648		10,120,499		10,130,147
Issuance of stock for consulting services, various months 2003 (54,493 shares at an average price of $.54 per share)	55		29,260		29,315
Issuance of stock in partial satisfaction of deferred compensation balances with officers, November 2003, (1,006,287 shares at $.30 per share)	1,006		300,880		301,886
Issuance of stock, various months 2003 (996,336 shares at $.30 per share)	996		297,905		298,901
Net Loss				(6,103,066)	(6,103,066)
Balance (deficit), December 31, 2003	17,781		19,949,589	(24,015,400)	(4,048,030)
Issuance of stock for accounts payable balances, various months 2004 (593,349 shares at an average price of $.76579 per share)	593		453,788		454,381
Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019		902,536		905,555
Issuance of stock, various months 2004 (1,174,337 shares at $.60 per share)	1,174		703,426		704,600
Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share)	125		37,375		37,500
Net Loss				(1,925,126)	(1,925,126)
Balance (deficit), December 31, 2004	22,692		22,046,714	(25,940,526)	(3,871,120)
Issuance of stock for account payable balances, June 2005, (534,177 shares at a price of $1.32 per share)	534		704,580		705,114
Settlement of Deferred Compensation Retirement Plan of Officer			2,707,750		2,707,750
Issuance of Series A Convertible Preferred Stock and warrants (“unit”), July 2005, net of issuance costs of $452,619 (6,198,671 shares and 2,789,400 warrants at a price of $1.20 per share)		6,198,671	787,115		6,985,786
Issuance of stock for officer bonus, July 2005 (25,000 shares at a price of $1.40 per share	25		34,975		35,000
Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)		(125,690)		(125,831)
Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111		142,491		142,602
Warrants issued for services			1,775,245		1,775,245
Warrant price adjustment - private placement units			261,803		261,803
Reduction in balance of deferred compensation by issuing Stock Options, September 2005			795,734		795,734
Net Loss				(5,236,824)	(5,236,824)
Balance December 31, 2005	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(5,236,824)	$(1,925,126)	$(6,103,066)
Items not requiring (providing) cash:
Expenses funded by Common Stock issuance			29,315
Warrants issued for services and warrant price adjustment	2,037,048
Changes in:
Accounts Receivable	(310,467)
Other Current Assets	(118,450)
Advances to officers	(118,965)	(212,654)	(11,928)
Accounts payable	441,190		431,189
Accrued expenses		230,917	1,197,853
Deferred compensation	606,790	598,742	640,710
Deferred compensation retirement plan	(110,000)		3,245,000
Net cash used in operating activities	(2,809,678)	(1,308,121)	(570,927)
Investing activities:
Purchases of fixed assets	(88,813)
Net cash used in investing activities	(88,813)

Financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	6,985,786
Proceeds from issuance of Common Stock and warrants		1,610,155	298,901
Proceeds from notes payable and advances from officers	100,000		138,000
Proceeds from Convertible Debentures			73,000
Payments on notes payable and advances from officers	(100,000)		(88,000)
Purchase and cancellation of Treasury Stock	(125,831)
Net cash provided by financing activities	6,859,955	1,610,155	421,901

Increase (decrease) in cash	3,961,464	302,034	(149,026)
Cash, beginning of period	364,337	62,303	211,329
Cash, end of period	$4,325,801	$364,337	$62,303

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

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1: Organization and summary of significant accounting policies (continued)

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies (see Notes 2 and 3). The Company recently entered into its first commercial contract with the city of New York for a 500,000 gallon per day ARP facility to be sited at the City’s Bowery Bay Water Pollution Control Plant.  Revenue earned during 2005 was primarily based on allowable subcontractor costs incurred plus allowable profit and labor charged.

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

 Loss per common share
Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Stock options, warrants, and the dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 22,865,087, 20,796,822, and 10,567,786 shares for the years ended December 31, 2005, 2004 and 2003, respectively. For additional disclosures regarding Series A Convertible Preferred Stock, stock options, warrants and contingently issuable shares, see Notes 4, 7 and 10, respectively.

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

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 7: Common Stock (continued)

During 2005, the Board of Directors awarded various officers of the Company 650,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant date ($1.22) and expire five years from that date. During 2005, the Board of Directors also extended the exercise date of 1,385,600 outstanding stock options to December 31, 2008.  During 2004, the Board of Directors awarded non-officer directors a total of 250,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant dates ($.50 and $.90) and expire five years from the those dates. During 2004, the Board of Directors also extended the exercise date by an additional 5 years for 300,000 of stock options granted during 1999. No stock options were granted or exercised during 2003. Pro forma information regarding net loss and loss per share (see Note 1) is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant for the years ended December 31, 2005 and 2004 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 3.73% and 3.53%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company’s Common Stock of 65% for 2005 and 60% for 2004, and a weighted-average expected life of the options of 4.2 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Black-Scholes option model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company had to estimate the expected stock price volatility without a significant amount of historical quoted stock price data, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity, and related information follows:

	Number of Shares	Price per Share	Weighted Average Exercise Number Exercisable
Balance at December 31, 2002 and 2003	2,260,600	$2.85	2,260,600
Granted during 2004	250,000	0.82

Balance at December 31, 2004	2,510,600	$2.65	2,510,600
Granted during 2005	2,650,000	$1.20

Balance at December 31, 2005	5,160,600	$1.91	5,160,600

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

Pursuant to a Securities Purchase Agreement dated July 14, 2005 (the “Securities Purchase Agreement”) the Company completed a $7,438,400 private placement in which it issued 6,198,671 units (the “Units”), with each Unit consisting of one shares of Series A Convertible Preferred Stock, $1.00 par value (the “Preferred Stock”), and a three-year warrant entitling the holder to purchase 0.45 share of Common Stock, $0.001 par value, at an exercise price of $1.50 per share, which exercise price was subsequently reduced to $0.75 per share pursuant to penalty provisions contained in the Securities Purchase Agreement. The Company recorded general and administrative expenses aggregating $261,803 in connection with the reduction of the warrant price.

Each share of Preferred Stock entitles the holder thereof to a minimum of $1.20 in liquidation and to voting rights based on the conversion ratio to Common Stock. The Preferred Stock has automatic conversion provisions based on the market price of the Company’s Common Stock or on a written election by the holders of two-thirds of the outstanding shares of the Preferred Stock.

During 2005, the Company issued warrants for the purchase of 2,918,685 shares of Common Stock at exercise prices ranging from $0.60 to $2.40 per share. The Company recorded general and administrative expenses aggregating $1,775,245 (based on the Black-Scholes pricing model) in connection with the issuance of the warrants.

In January 2006, the Board of Directors awarded a total of 545,000 non-qualified stock options. The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date ($0.94) and expire five years after the date of grant.

During 2005, the Company issued 534,177 shares of Common Stock at $1.32 per share in satisfaction of accounts payable balances and 25,000 shares at $1.40 per share for an officer bonus.

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

At December 31, 2005, there were outstanding warrants for the purchase of 7,419,189 shares of the Company’s Common Stock at prices ranging from $.30 per share to $2.42 per share until expiration (4,769,189 shares in 2008, 1,400,000 shares in 2009 and 1,250,000 shares in 2012).

At December 31, 2005, approximately 13,300,000 shares of Common Stock were reserved for future issuance under warrant agreements, stock option arrangements and other commitments (see Note 10 for discussion of shares issuable under an agreement with a financial advisor).

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

At December 31, 2005 and 2004, the Company had cash in financial institutions that exceeded the limit insured by the Federal Deposit Insurance Corporation.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The Company’s directors as of April 15, 2006 are as follows:

Name	Age	Term Expires *
Dennis C. Cossey	60	2006 *
Ian Bowles	40	2006
Paul A. Loeffler	58	2006
David P. Lahaie	46	2007
Louis J. Ortmann	68	2007
Andrew G. Fassbender	52	2008
Andrew T. Melton	59	2008

* All directors serve terms of three years, except for Mr. Cossey, who serves a term of five years.

Set forth below is biographical information for each member of the Company’s Board of Directors.

Dennis C. Cossey, age 60, has served as Chairman of the Board of Directors since 1990 and is the director holding a five-year term. Mr. Cossey has been the Chief Executive Officer and a director of the Company since 1988. Prior to joining ThermoEnergy, Mr. Cossey served in executive and sales positions at a number of companies, including IBM Corporation and Peter Kiewit and Sons Engineering. Mr. Cossey is a member of the American Society of Naval Engineers, the US Naval Institute, the Society of Naval Architects and Marine Engineers and the Association of Energy Engineers.

Ian Bowles, age 40, has served as a director of the Company since September 2005. Mr. Bowles was appointed by the Board of Directors to fill a vacant director’s position. He is currently President and CEO of the Massachusetts Institute for a New Commonwealth (MassINC), a non-profit, nonpartisan organization based in Boston, Massachusetts. Before joining MassINC in 2003, he was Senior Advisor to the Gordon and Betty Moore Foundation and Senior Research Fellow in Science and International Affairs at Harvard University’s Kennedy School of Government. Until 2001, Mr. Bowles served in President Clinton’s administration as Senior Director of Global Environmental Affairs at the National Security Council and Associate Director of the White House Council on Environmental Quality. He has been an independent consultant to several national foundations, environmental organizations, Fortune 500 companies and the World Bank. Mr. Bowles holds an A.B. in economics cum laude from Harvard College and a Masters degree from Oxford University.

Alexander G. Fassbender, age 52, has served as Executive Vice President of Technology since November 1998. He was elected to the Board of Directors in 2005. Prior to joining the Company, Mr. Fassbender was Manager of Technology Commercialization at Battelle Memorial Institute (“BMI”), Pacific Northwest Laboratories. He had held various positions with BMI since 1976. Mr. Fassbender received his BS (Chemical Engineering) in 1976 from the University of California, Berkeley and his MBA in 1980 and his MS (Chemical Engineering) in 1988, both from the University of Washington, Seattle.

David Lahaie, age 46, has served as a director of the Company since April 2006. Mr. Lahaie was appointed by the Board of Directors to fill a vacant director’s position created by the resignation of John F. Corcoran. Prior to his appointment as a director, Mr. Lahaie had served the Company as an advisory director since September 2005. He is the co-founder and CEO of Evergreen Recycling Inc. (“ERI”). For the past 10 years, ERI has delivered turn-key sustainable solutions in the US and Canada for byproducts of manufacturing industries, including petroleum refining, steel making, primary aluminum production, cement manufacturing, silicon chip and hard drive manufacturing, automotive and aircraft production, power generation and water treatment. He is the former Manager of Business Development for Burlington Environmental, Inc. based in Seattle, Washington. He earned a BS in Marine Engineering and was an engineer with the National Oceanic and Atmospheric Administration (NOAA), responsible for Engineering and Support for Oceanographic Research projects staged throughout the Pacific Ocean.

 Dr. Paul A. Loeffler, age 58, has served as a director of the Company since September 1997. Dr. Loeffler is a professor of chemistry at Sam Houston State University, Huntsville, Texas. He has been in this position since 1985, and has been with the chemistry department of Sam Houston State University since 1975. Dr.  Loeffler received his Ph.D. and MA in inorganic chemistry from Rice University. Dr. Loeffler also serves as a member of the Board of Directors of the Texas Regional Institute for Environmental Studies in Huntsville, Texas and was the associate director of that Institute from 1992 until 2002.

Andrew T. Melton, age 59, has served as a director of the Company since September 1997, and has served as Executive Vice President and Chief Financial Officer since September 2005. Mr. Melton served as chairman of the Audit Committee until he resigned upon his appointment as Chief Financial Officer. Mr. Melton is a certified public accountant and received an MBA in finance and a Bachelor of Science degree in economics from Louisiana Tech University. From 1986 to 1994, Mr. Melton served as Executive Vice President, Chief Financial Officer and Treasurer of Worthen Banking Corporation, Little Rock, Arkansas. From 1995 to 1998, Mr. Melton was Vice President with Merrill Lynch Capital Markets in Little Rock, Arkansas. From 1999 to 2005 Mr. Melton was involved in several entrepreneurial ventures including a factoring company that specialized in financing Canadian imports into the United States and a group of full service family steak house restaurants. On August 26, 2004, Solomon Equities Inc., d/b/a Trail Dust Steak House of Denton and Grapevine of which Mr. Melton was President and sole stockholder filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas. Mr. Melton is a United States Marine Corps veteran having served in Vietnam and received an honorable discharge.

Dr. Louis J. Ortmann, DDS, age 67, has served as a director of the Company since 1991. Dr. Ortmann is an associate dentist with Louis J. Ortmann Dental Clinic, Inc., in Festus, Missouri. Dr. Ortmann is a graduate of the University of St. Louis.

Board Committees

The Board of Directors has two standing committees: the Compensation and Benefits Committee and the Audit Committee. Members of the individual committees are named below:

Compensation and Benefits	Audit
Dr. Louis J. Ortmann	David Lahaie
Dr. Paul A. Loeffler	Dr. Paul A. Loeffler
Ian Bowles	Dr. Louis J. Ortmann
Andrew T. Melton
Compensation and Benefits Committee. This committee is made up primarily of independent directors and makes recommendations to the Board of Directors on compensation matters, executive officers’ salaries, bonus awards, stock option grants, special awards and supplemental compensation. The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated.

Audit Committee. This committee is made up solely of independent directors and oversees the Company’s financial reporting process and internal controls. The Audit Committee is governed by a written charter approved by the Board of Directors. The charter sets out the Audit Committee’s membership requirements and responsibilities. The charter provides that, as part of its duties, the Audit Committee will consult with management and the Company’s independent auditors during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied. The Audit Committee is responsible for reviewing the independent accountants’ audit fees, discussing relationships with the auditor, and approving non-audit services to ensure no compromise of independence and selecting the independent accounting firm to serve as the Company’s auditors. The Board of Directors has determined that the Company does not have an audit committee financial expert (as such term is defined in paragraph (e)(2) of Item 401 of Regulation S-B) serving on the Audit Committee. The former Chairman of the Audit Committee, Andrew T. Melton, had been determined by the Board of Directors to be an audit committee financial expert, but he resigned from the Audit Committee upon his appointment as Executive Vice President and Chief Financial Officer of the Company on September 14, 2005. The Board of Directors is suitable candidates for nomination to the Board of Directors who would qualify as audit committee financial experts and would serve on the Audit Committee.

Nominations Committee. The Board of Directors does not have a standing Nominating Committee. The Board of Directors believes that it is appropriate not to have a standing Nominating Committee because of the small size of the Company and its Board of Directors. Accordingly, the entire Board of Directors performs the functions of a Nominating Committee by collectively considering nominations to the Board of Directors. The Board of Directors identifies the individuals to become members of the Board of Directors and selects those candidates to be presented for shareholder approval at the Annual Meeting of Shareholders. In addition, the Board of Directors will consider director candidates recommended by the shareholders if a nominating shareholder complies with the following requirements. If a shareholder wishes to recommend a candidate to the Board of Directors for consideration as a Board of Director’s nominee, the shareholder must submit in writing to the Board of Directors the nominee’s name and a brief resume setting forth the nominee’s business and educational background and qualifications for service, and a notarized consent signed by the recommended candidate stating the recommended candidate’s willingness to be nominated and to serve. This information must be delivered to the Chairman of ThermoEnergy at ThermoEnergy’s address and must be received no later than December 31 in any year to be considered as a potential director nominee at the Annual Meeting of Shareholders for the following year. The Board of Directors may request additional information if it determines a potential candidate may be an appropriate nominee.

Executive Officers

As of April 15, 2006, the Company’s executive officers, all of whom are members of the Board of Directors, are as follows:

Name	Age	Position
Dennis C. Cossey	60	President, CEO and Chairman of the Board
Alexander G. Fassbender	52	Executive Vice President and Chief Technology Officer
Andrew T. Melton	59	Executive Vice President, Chief Financial Officer and Treasurer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons owning more than 10% of its outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish the Company with copies of all Section 16(a) forms they file.

On July 13, 2005, Dennis C. Cossey, Andrew T. Melton and Alexander G. Fassbender received options, each expiring on July 13, 2010, to purchase 250,000, 150,000 and 250,000 shares of common stock respectively, each at an exercise price of $1.40 per share. Messrs. Cossey, Melton and Fassbender failed to report these grants on Forms 4.

On July 14, 2005, the Company granted Mr. Melton a bonus in the form of grant of 25,000 shares of the Company’s common stock. Mr. Melton failed to report this grant on a Form 4.

A Form 4 reporting an option grant to Dennis C. Cossey on September 14, 2005 was filed late, on October 24, 2005.

Code of Ethics

The Company’s Code of Business Conduct and Ethics, including additional provisions which apply to our chief executive officer and senior financial officers, is posted on our internet web site at http://www.thermoenergy.com/investorinformation.html. A copy may be obtained free of charge by making a written request to Investor Relations, ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table summarizes the compensation earned by the Company’s President, Chief Executive Officer and Chairman and by the two other executive officers who earned salary and bonus in excess of $100,000 for the year ended December 31, 2005 (the “named executive officers”) for services rendered during 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation	Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#)	All Other Compensation

Dennis C. Cossey Chairman, President and Chief Executive Officer	2003 2004 2005	$232,251 $132,250 $204,857	$0 $0 $100,000	0 0 810,000	$0 $0 $12,000
Andrew T. Melton Executive Vice President, Chief Financial Officer and Treasurer	2003 2004 2005	$0 $0 $133,333	$0 $0 $62,500*	0 0 150,000	$0 $0 $12,000
Alexander G. Fassbender Executive Vice President and Chief Technology Officer	2003 2004 2005	$236,874 $250,211 $203,445	$0 $0 $100,000	0 0 690,000	$0 $0 $4,500
* Includes $25,000 cash bonus and $37,500 which represents the value of 25,000 shares of the Company’s common stock issued to Mr. Melton.

Grants of Stock Options

The following table sets forth certain information with respect to individual grants of stock options to the named executive officers during the fiscal year ended December 31, 2005.

2005 Option Grants

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise Price	Expiration Date	5%	10%

Dennis C. Cossey	810,000	49.1%	$1.40/1.29	7/13 & 9/14/2010	0	$401,800
Andrew T. Melton	150,000	9.1%	$1.40	7/13/2010	0	$63,000
Alexander G. Fassbender	690,000	41.8%	$1.40/1.29	7/13 & 9/14/2010	0	$233,200

Stock Option Exercises and December 31, 2005 Stock Option Values

Set forth in the table below is information concerning the value of stock options held at December 31, 2005 by the named executive officers.

Aggregate Option Exercises in Last Fiscal Year and
Option values as of December 31, 2005

			Number Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Dennis C. Cossey	0	$0	1,607,500	0	0	0
Andrew T. Melton	0	$0	197,500	0	0	0
Alexander G. Fassbender	0	$0	1,102,500	0	0	0

Compensation of Directors

Each director who is not an employee of the Company is compensated annually for services as a director by the grant of non-qualified options. During 2005, no options were granted to the Company’s non-employee directors. In January, 2006, Ian Bowles, David Lahaie, Dr. Paul Loeffler and Dr. Louis Ortmann received options to purchase 40,000, 25,000, 10,000 and 10,000 shares, respectively. All such options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Directors do not currently receive any other compensation for serving as directors. Directors who are employees do not receive any additional compensation for their services as directors. The Company reimburses all directors for reasonable travel and other necessary business expenses incurred in the performance of their duties.

Employment Contracts and Termination of Employment and Change of Control Arrangements

On September 14, 2005, the Company’s Board of Directors approved a new employment agreement with the Company’s Chairman and Chief Executive Officer, Dennis C. Cossey. On the same date, Andrew T. Melton, the Executive Vice President and Chief Financial Officer, entered into an employment agreement with the Company. The material terms of the employment agreements for Messrs. Cossey and Melton are substantially similar and both are described below.

The general terms of the employment agreements with Messrs. Cossey and Melton provide for a contract term of five years, with a beginning base compensation of $200,000 and minimum annual increases in compensation of 15%. The employment agreements also provide that each officer will be eligible for discretionary incentive compensation of up to 100% of his base salary, as determined by the Compensation and Benefits Committee of the Board of Directors. The employment agreements also entitle each officer to periodic performance-based compensation if certain unusual, but significant, events occur, including but not limited to the acquisition of new technology, the execution of new contracts in excess of 20% of existing revenues and other events as determined by the Compensation and Benefits Committee. In addition, the employment agreements provide that, upon the occurrence of a change in control of the Company, each officer will be entitled to receive a lump sum payment of five years’ base compensation from the date of such change of control, as well as an immediate vesting of all unvested stock options and/or restricted stock grants. The employment agreements also contain certain restrictive covenants protecting our company’s trade secrets and covenants for each officer not to compete or solicit company customers or employees for a period of one year after the termination of his employment.

In 1998, the Company entered into an employment agreement with Alexander G. Fassbender, in connection with his appointment as Executive Vice President and Chief Technology Officer. The general terms of the employment agreement provide for a continuous three-year term, with a beginning base compensation of $135,000 with 15% annual increases. Mr. Fassbender is also eligible for discretionary incentive compensation of up to 50% of his base salary, as determined by the Compensation and Benefits Committee. Upon the occurrence of a change in control of the Company, Mr. Fassbender shall be entitled to a lump sum payment of 2.99 years’ base compensation from the date of such change of control. In addition, all of Mr. Fassbender’s unvested stock options and/or restricted stock grants shall immediately vest on the date of a change of control.

The Company currently licenses the Enhanced Biogas Production and Sewage Treatment Method technologies from Mr. Fassbender. The Company has agreed to pay to Mr. Fassbender, from and after the time when cumulative sales of the licensed products exceed $20 million, 1% of the net sales thereafter (as defined in the agreement). Subject to Mr. Fassbender’s approval, the Company may sublicense the technologies. Beginning in 2008 and each year thereafter, Mr. Fassbender may terminate the agreement if the Company or any of its affiliates has not sold or leased a licensed product in that calendar year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 15, 2006 (i) by each person who is known by the Company to own beneficially more than 5% of its outstanding common stock, (ii) by each of the Company’s directors, (iii) by each named executive officer (as defined in "Summary of Executive Compensation") and (iv) by all directors and executive officers who served as directors or named executive officers at April 15, 2006, as a group. This table indicates the alignment of the named individuals’ financial interests with the interests of the Company’s stockholders because the value of their holdings will increase or decrease in line with the price of the Company’s stock.

Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Directors and Officers

Ian Bowles	78,250(4)	*
Dennis C. Cossey	3,013,549(5)	12.1%
Alexander G. Fassbender	1,830,212(6)	7.5%
David P. Lahaie	170,833(7)	*
Paul A. Loeffler	66,900(8)	*
Andrew T. Melton	375,500(9)	1.6%
Louis J. Ortmann	534,241(10)	2.3%
All executive officers and directors as a group (7 persons)	6,069,485(11)	22.7%

5% Beneficial Owners
Security Management Security Benefit Place Topeka, Kansas 66636	7,250,000(12)	23.8%
Robert Trump 167 E. 61st Street New York, NY 10021	4,534,560(13)	15.4%
Estate of P.L. Montesi	2,976,150(14)	11.9%
Dan Cowart 3295 River Exchange Drive Suite #170 Norcross, GA 30092	1,499,005(15)	5.1%
*	Less than one percent

(1) Except as otherwise indicated in the beneficial ownership table, the address for each person listed is: c/o ThermoEnergy Corporation, 124 West Capitol Avenue, Suite 880, Little Rock, AR 72201.

(2) Includes shares as to which such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act. Shares of common stock underlying options to purchase shares of common stock and securities convertible into shares of common stock, which are exercisable or convertible on, or become exercisable or convertible within 60 days after, April 15, 2006 are deemed to be outstanding with respect to a person or entity for the purpose of computing the outstanding shares of common stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.

(3) Based on 23,220,612 shares of common stock issued and outstanding on April 15, 2006, plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of common stock underlying options to purchase shares of common stock and securities convertible into shares of common stock, held by such individual or entity which are exercisable or convertible on, or become exercisable or convertible within 60 days after, April 15, 2006.

(4) Includes 2,000 shares of common stock owned directly by Mr. Bowles. Also includes (i) 25,000 shares of common stock issuable upon conversion of shares of Series A preferred stock, (ii) 40,000 shares of common stock issuable upon the exercise of options to purchase shares of common stock, and (iii) 11,250 shares of common stock issuable upon the exercise of warrants to purchase shares of common stock.

(5) Includes 1,328,549 shares of stock owned directly by Mr. Cossey or jointly with the estate of Mr. Montesi. Also includes 1,685,000 shares of common stock issuable upon the exercise of options to purchase shares of common stock.

(6) Includes 615,212 shares of stock owned directly by Mr. Fassbender. Also includes 1,215,000 shares of common stock issuable upon the exercise of options to purchase shares of common stock.

(7) Consists of 145,833 shares of stock owned directly or indirectly by Mr. Lahaie and 25,000 shares of common stock issuable upon the exercise of options to purchase shares of common stock.

(8) Includes 5,000 shares of stock owned directly by Dr. Loeffler. Also includes 61,900 shares of common stock issuable upon the exercise of options to purchase shares of common stock.

(9) Consists of 28,000 shares of stock owned directly by Mr. Melton and 347,500 shares of common stock issuable upon the exercise of options to purchase shares of common stock.

(10) Includes 472,431 shares of common stock owned directly by Dr. Ortmann and his wife and beneficially through the Dr. Louis J. Ortmann Dental Clinic, Inc., Profit Sharing Plan. Also includes 61,900 shares of common stock issuable upon the exercise of options to purchase shares of common stock.

(11) Includes 3,461,300 shares of common stock issuable upon the exercise of options and warrants and conversion of shares of Series A convertible preferred stock.

(12) This beneficial ownership information is based on information contained in a Schedule 13G dated July 14, 2005 and filed with the U.S. Securities and Exchange Commission on August 5, 2005. Includes 5,000,000 shares of common stock issuable upon conversion of shares of Series A convertible preferred stock owned directly by Security Management. Also includes 2,250,000 shares of common stock issuable upon the exercise of warrants.

(13) This beneficial ownership information is based on information contained in a Schedule 13D/A dated December 1, 2004 and filed with the U.S. Securities and Exchange Commission on December 2, 2004. Includes 2,823,456 shares of common stock owned directly by Mr. Trump.

(14) Includes 1,251,150 shares of stock owned directly by the estate of Mr. Montesi, by various members of Mr. Montesi’s family or jointly with ThermoEnergy’s Chief Executive Officer, Dennis Cossey. Also includes 1,725,000 shares of common stock issuable upon the exercise of options to purchase shares of common stock.

(15) This beneficial ownership information is based on information contained in a Schedule 13D/A dated July 14, 2003 and filed with the U.S. Securities and Exchange Commission on October 20, 2003. Also includes 120,000 shares of common stock held by a Georgia limited partnership whose sole general partner is a Georgia limited liability company of which Mr. Cowart is the majority owner and sole manager. Mr. Cowart disclaims beneficial ownership of 100,000 shares of common stock owned by certain irrevocable trusts for the benefit of Mr. Cowart’s minor children. Mr. Cowart’s spouse, Kristina T. Cowart, is the sole trustee of each of these trusts. Such shares are not included in the number of shares reported as beneficially owned by Mr. Cowart.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intellectual Property

In October 2003, the Company entered into a license agreement with Alexander G. Fassbender, the Executive Vice President for Technology, as the inventor of certain patents and patent applications that the Company has been using. This agreement formalized the arrangements under which the Company and Mr. Fassbender had been operating for a number of years. Under this license agreement, Mr. Fassbender granted to the Company an exclusive license in the patents and patent applications for ThermoFuel and Enhanced Biogas Production in the United States and the foreign countries in which applications are pending. In addition to the Company’s financial obligations under Mr. Fassbender’s employment agreement, the Company must pay a royalty of 1% of net sales after the cumulative sales of all licensed products exceed $20,000,000. Beginning in 2008 and each year thereafter, Mr. Fassbender may terminate the license agreement if the Company has not sold or leased a licensed product in the respective year.

During 2000, the Board of Directors approved the formation of ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring our rights and interests in the TIPS technology. The organizational documents for ThermoEnergy Power Systems indicate that the Company will have a 85% ownership interest and Alexander G. Fassbender, the Company’s Executive Vice President for Technology, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2005, ThermoEnergy Power Systems had not been capitalized by the Company and had no transactions.

The Board of Directors has adopted a policy whereby any future transactions between the Company and any of its subsidiaries, affiliates, officers, directors, principal shareholders and any affiliates of the foregoing will be on terms no less favorable to the Company than could reasonably be obtained in “arm’s-length” transactions with independent third parties.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of the Company - Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Commission File No. 333-21613, filed with the Commission on February 12, 1997 (the “SB-2 Registration Statement”)

3.2	Articles of Amendment to the Articles of Incorporation - Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002
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
10.2
License Agreement, effective December 30, 1997, by and between the Company and Batelle Memorial Institute (“BMI”) - Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.3
Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998 - Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 10-K”)

10.4
Amendment Number 2 to License Agreement between the Company and BMI dated as of January 1, 2005 - incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-K”)

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
10.8*
Retirement Plan dated June 16, 2003 by and between the Company and P.L. Montesi - Incorporated by reference to Exhibit 10.43 to the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (“2003 10-K”)

10.9	License Agreement, effective October 1, 2003, by and between the Company and Alexander G. Fassbender - Incorporated by reference to Exhibit 10.44 to the 2003 10-K
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

10.13*	Employment Agreement, dated September 14, 2005, by and between the Company and Dennis C. Cossey - Incorporated by reference to Exhibit 10.13 to the 2005 10-K
10.14*	Employment Agreement, dated May 1, 2005, by and between the Company and Andrew T. Melton - Incorporated by reference to Exhibit 10.14 to the 2005 10-K
10.15	Technology Cooperative Agreement, dated March 24, 2006, by and between the Company and CASTion Corporation - - Incorporated by reference to Exhibit 10.15 to the 2005 10-K
21.1	Subsidiaries of the Issuer - Incorporated by reference to Exhibit 21.1 to the 2005 10-K
24.1	Power of Attorney - Incorporated by reference to Exhibit 24.1 to the 2005 10-K
31.1	Sarbanes Oxley Act § 302 Certification of Principal Executive Officer, Dennis C. Cossey - Filed herewith
31.2	Sarbanes Oxley Act § 302 Certification of Principal Financial Officer, Andrew T. Melton - Filed herewith
32.1	Sarbanes Oxley Act § 906 Certification of Principal Executive Officer, Dennis C. Cossey - Filed herewith
32.2	Sarbanes Oxley Act § 906 Certification of Principal Financial Officer, Andrew T. Melton - Filed herewith
*	Management Contract or Compensatory Plan or Arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

Fees billed to the Company by Kemp & Company, our independent auditors for fiscal years 2004 and 2005, all of which were approved by the Audit Committee, were comprised of the following:

Audit Fees. Kemp & Company’s fee for its audit of the Company’s annual financial statements, its review of the financial statements included in the Company’s quarterly reports on Form 10-QSB, audits of statutory filings, comfort letter procedures and review of other regulatory filings for 2004 and 2005 were $47,000 and $34,000, respectively.

Audit Related Fees. No fees were billed to the Company for audit related services in 2004 or 2005.

Tax Fees. Kemp & Company’s fees for tax services provided to the Company, including tax compliance, tax advice and planning, totaled $500 in 2004 and $500 in 2005.

All Other Fees. No other fees were billed to the Company by Kemp & Company in 2004 or 2005 for “other services.”

Pre-approval Policies and Procedures

The Audit Committee reviews and approves in advance any audit and permitted non-audit services to be provided by the Company’s independent auditors. The Audit Committee has the sole authority to make these approvals.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THERMOENERGY CORPORATION

Date: May 1, 2006	By:	/s/ Dennis C. Cossey Name: Dennis C. Cossey Title: President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ Dennis C. Cossey Dennis C. Cossey	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 1, 2006

/s/ Andrew T. Melton Andrew T. Melton	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2006

* Ian Bowles	Director	May 1, 2006

* Alexander G. Fassbender	Director	May 1, 2006

* David Lahaie	Director	May 1, 2006

* Paul Loeffler	Director	May 1, 2006

* Louis Ortmann	Director	May 1, 2006

* By: /s/ Dennis C. Cossey
Dennis C. Cossey
Attorney-in-Fact