Form 10QSB
period 2006-03-31
THERMOENERGY CORP
filed 2006-05-22
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

124 WEST CAPITOL AVENUE, SUITE 880,
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,136,815 shares of common stock as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	3
		Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)	4
		Statements of Changes in Stockholders’ Equity (Deficit) for the period ended January 1, 2005 through December 31, 2005 and the three months ended March 31, 2006	5
		Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	6
		Notes to Financial Statements (Unaudited)	7
	Item 2.	Management's Discussion and Analysis or Plan of Operation	9
	Item 3.	Controls and Procedures	12

Part II.	Other Information
	Item 1.	Legal Proceedings	12
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
	Item 3.	Defaults Upon Senior Securities	12
	Item 4.	Submission of Matters to a Vote of Security Holders	12
	Item 5.	Other Information	12
	Item 6.	Exhibits and Reports on Form 8-K	13

Signature	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THERMOENERGY CORPORATION
BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)
ASSETS
Current Assets:
Cash	$3,019,512	$4,325,801
Accounts Receivable	527,164	310,467
Other Current Assets	166,529	118,450

Total Current Assets	3,713,205	4,754,718

Property and equipment, at cost:
Equipment, furniture and fixtures	126,555	108,622
Less accumulated depreciation	(25,361)	(19,809)
Total Fixed Assets	101,194	88,813
TOTAL ASSETS	$3,814,399	$4,843,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts Payable	$253,894	$318,272
Total Current Liabilities	253,894	318,272
Long Term Liabilities:
Deferred Comp Retirement Plan for officer	335,000	350,000
Total Long Term Liabilities	335,000	350,000
TOTAL LIABILITIES	588,894	668,272

EQUITY
Stockholders' equity (deficit):
Preferred stock, $1 par value: authorized - 10,000,000
shares; issued: 2006 - 6,198,671 shares; 2005 - 6,198,671; outstanding: 2006 and 2005 - 6,198,671	6,198,671	6,198,671
Common Stock, $.001 par value; authorized - 75,000,000 shares; issued: 2006 and 2005 - 23,220,612 shares; outstanding: 2006 and 2005 - 23,136,815 shares	23,221	23,221
Additional paid-in Capital	29,512,129	29,130,717
Accumulated Deficit	(31,177,320)	(31,177,350)
Net Income (Loss)	(1,331,196)	-

TOTAL EQUITY	3,225,505	4,175,259

TOTAL LIABILITIES AND STOCKHOLER’S EQUITY	$3,814,399	$4,843,531

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Operating Income:
Water Group	$60,000
Power Group	192,123
Total Operating Inc.	252,123

Operating Expenses:
General & Admin.	1,469,051	161,382
Payments under licenses	10,000	10,000
Travel & Entertainment	124,268	30,716
Total Operating Exp.	1,603,319	202,098

Loss From Operations	(1,351,196)	(202,098)

Other Income (Expense):
Interest income	20,000	3,193
Total Other Income	20,000	3,193

Net Loss	$(1,331,196)	$(198,905)

Per Common Share:
Loss From Operations	$(0.04)	$(0.01)

Net Loss	$(0.04)	$(0.01)

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2005 and the Three Months Ended
March 31, 2006 (Unaudited)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance (deficit) January 1, 2005	$22,692		$22,046,714	$(25,940,526)	$(3,871,120)
Issuance of stock for account payable balances (534,177 shares at a price of $1.32 per share)	534		704,580		705,750
Settlement of Deferred Compensation Retirement Plan of Officer			2,707,750		2,707,750
Issuance of Series A Convertible Preferred Stock and warrants (“units”) July 2005, net of issuance costs of $452,619 (6,198,571 shares and 2,798,400 warrants at a price of $1.20 per unit)		6,198,671	787,115		6,985,786
Issuance of stock for Officer bonus (25,000 share at a price of $1.40 per share)	25		34,975		35,000
Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)		(125,690)		(125,831)
Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111		142,491		142,602
Warrant issued for services			1,775,245		1,775,245
Warrant price adjustment - private placement units			261,803		261,803
Reduction in balance of deferred compensation by issuing Stock Options, September 2005			795,734		795,734
Net Loss				(5,236,824)	(5,236,824)
Balance December 31, 2005	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259
Net Loss				$(949,784)	$(949,784)
Balance March 31, 2006	$23,221	$6,198,671	$29,130,717	$(32,483,635)	$3,225,475

See notes to financial statements.

THERMOENERGY CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(1,331,196)	$(198,905)
Items not requiring (providing) cash:
Depreciation	5,552
Expense of options issued to officers and directors	298,333
Expense of warrants vesting during the first quarter	83,079
Changes in: Advances to officers		(58,622)
Accounts receivables	(216,697)
Other receivables	(65,000)
Accounts payable	(64,378)	(156,222)
Accrued expenses	16,952
Deferred compensation		155,121
Deferred compensation retirement plan	(15,000)
Net cash used in operating activities	(1,288,355)	(258,628)

Investing activities:
Purchase of fixed assets	(17,934)
Net Cash used in investing activities	(17,934)
Financing activities:
Other
Net cash provided by financing activities	0
Increase (decrease) in cash	(1,306,289)	(258,628)
Cash, beginning of period	4,325,801	364,337
Cash, end of period	$3,019,512	$105,709

See notes to financial statements.

THERMOENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2005 of ThermoEnergy Corporation (the “Company”).

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 23,136,815 and 22,608,445 shares for the periods ended March 31, 2006 and 2005, respectively.

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

THERMOENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

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

Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in the Company’s latest Annual Report on Form 10-KSB under “Description of Business — Risk Factors.”

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

 The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of March 31, 2006, the Company had a cash balance of approximately $3,019,512 and current liabilities of $253,894. During the years ended December 31, 2005, 2004 and 2003, the Company’s operating expenses were $5,542,524, $1,930,996 and $5,117,925, respectively. During the first quarters ended March 31, 2006 and March 31, 2005, the Company’s operating expenses were $969,784 and $202,098, respectively. This increase was due to a significant increases in payroll expenses related to the growth in the number of employees and professional fees due to the increased activities in marketing our technologies. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $3,000,000.

During the first three months of 2006, as well as during the 2005, 2004 and 2003 fiscal years, the Company funded its operations primarily from the sale of restricted stock and the issuance of preferred stock in a private placement, borrowings, generally from shareholders, executive officers and other related parties, and through the issuance of debentures for cash or in settlement payments of other obligations. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, derivatives and bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

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

Research and Development During the Next 12 Months

The Company conducted no product research and development activities in 2003 and 2004. The Company established a laboratory in Hudson, MA during 2005, and hired four engineers. The Company conducted further research and development on the TIPS technology as well as improving operation on the ARP technology. The Company expects to continue to grow the abilities of this research laboratory.

Expected Changes in the Number of Employees

The Company foresees increases in the number of employees in the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and Principal Financial Officer, have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II -- OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the quarter ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006

THERMOENERGY CORPORATION

By:	/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman and Chief Executive Officer