Form 10QSB/A
period 2006-03-31
THERMOENERGY CORP
filed 2006-06-22
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Explanatory Note

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

Explanatory Note

We are filing this Amendment to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006 in order to correct certain scrivener’s errors.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THERMOENERGY CORPORATION
BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)
ASSETS
Current Assets:
Cash	$3,019,512	$4,325,801
Accounts Receivable	527,164	310,467
Other Current Assets	166,529	118,450

Total Current Assets	3,713,205	4,754,718

Property and equipment, at cost:
Equipment, furniture and fixtures	126,555	108,622
Less accumulated depreciation	(25,361)	(19,809)
Total Fixed Assets	101,194	88,813
TOTAL ASSETS	$3,814,399	$4,843,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts Payable	$253,924	$318,272
Total Current Liabilities	253,924	318,272
Long Term Liabilities:
Deferred Comp Retirement Plan for officer	335,000	350,000
Total Long Term Liabilities	335,000	350,000
TOTAL LIABILITIES	588,924	668,272

EQUITY
Stockholders' equity (deficit):
Preferred stock, $1 par value: authorized - 10,000,000
shares; issued: 2006 - 6,198,671 shares; 2005 - 6,198,671; outstanding: 2006 and 2005 - 6,198,671	6,198,671	6,198,671
Common Stock, $.001 par value; authorized - 75,000,000 shares; issued: 2006 and 2005 - 23,220,612 shares; outstanding: 2006 and 2005 - 23,136,815 shares	23,221	23,221
Additional paid-in Capital	29,512,129	29,130,717
Accumulated Deficit	(32,508,546)	(31,177,350)

TOTAL EQUITY	3,225,475	4,175,259

TOTAL LIABILITIES AND STOCKHOLER’S EQUITY	$3,814,399	$4,843,531

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Operating Income:
Water Group	$60,000
Power Group	192,123
Total Operating Inc.	252,123

Operating Expenses:
General & Admin.	1,469,051	161,382
Payments under licenses	10,000	10,000
Travel & Entertainment	124,268	30,716
Total Operating Exp.	1,603,319	202,098

Loss From Operations	(1,351,196)	(202,098)

Other Income (Expense):
Interest income	20,000	3,193
Total Other Income	20,000	3,193

Net Loss	$(1,331,196)	$(198,905)

Per Common Share:
Loss From Operations	$(0.06)	$(0.01)

Net Loss	$(0.06)	$(0.01)

See notes to financial statements.

THERMOENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2005 and the Three Months Ended
March 31, 2006 (Unaudited)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance (deficit) January 1, 2005	$22,692		$22,046,714	$(25,940,526)	$(3,871,120)
Issuance of stock for account payable balances (534,177 shares at a price of $1.32 per share)	534		704,580		705,750
Settlement of Deferred Compensation Retirement Plan of Officer			2,707,750		2,707,750
Issuance of Series A Convertible Preferred Stock and warrants (“units”) July 2005, net of issuance costs of $452,619 (6,198,571 shares and 2,798,400 warrants at a price of $1.20 per unit)		6,198,671	787,115		6,985,786
Issuance of stock for Officer bonus (25,000 share at a price of $1.40 per share)	25		34,975		35,000
Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)		(125,690)		(125,831)
Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111		142,491		142,602
Warrant issued for services			1,775,245		1,775,245
Warrant price adjustment - private placement units			261,803		261,803
Reduction in balance of deferred compensation by issuing Stock Options, September 2005			795,734		795,734
Net Loss				(5,236,824)	(5,236,824)
Balance December 31, 2005	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259
Share-based compensation expense- grant of options on January 19, 2006 for 545,000 shares at $0.94 per share			298,333		298,333
Warrants issued for services			83,079		83,079
Net Loss				$(1,331,196)	$(1,331,196)
Balance March 31, 2006	$23,221	$6,198,671	$29,512,129	$(32,508,546)	$3,225,475

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

 The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of March 31, 2006, the Company had a cash balance of approximately $3,019,512 and current liabilities of $253,924. During the years ended December 31, 2005, 2004 and 2003, the Company’s operating expenses were $5,542,524, $1,930,996 and $5,117,925, respectively. During the first quarters ended March 31, 2006 and March 31, 2005, the Company’s operating expenses were $1,603,319 and $202,098, respectively. This increase was due to a significant increases in payroll expenses related to the growth in the number of employees and professional fees due to the increased activities in marketing our technologies. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $3,000,000.

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

Date: June 22, 2006

THERMOENERGY CORPORATION

By:	/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman and Chief Executive Officer