Form 10QSB
period 2006-06-30
THERMOENERGY CORP
filed 2006-08-22
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

------------------------------------------------

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

Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,136,815 shares of common stock as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THERMOENERGY CORPORATON

THERMOENERGY CORPORATION
Balance Sheet

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash	$1,808,304	$4,325,801
Accounts Receivable	672,832	310,467
Other Current Assets	209,609	118,450
Total Current Assets	2,690,745	4,754,718

Property and Equipment, at cost:
Equipment, Furniture and Fixtures	131,672	108,622
Less Accumulated Depreciation	(30,913)	(19,809)
Total Fixed Assets	100,759	88,813

Other Assets:
Mobile ARP Unit	150,020
Total Other Assets	150,020

Total Assets	$2,941,524	$4,843,531

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities:
Accounts Payable	$162,300	$318,272
Total Current Liabilities	162,300	318,272

Long Term Liabilities:
Deferred Comp Retirement Plan for Officer	325,000	350,000
Total Long Term Liabilities	325,000	350,000

Total Liabilities	487,300	668,272

Equity
Stockholders' Equity (Deficit):
Preferred stock, $1 par value: authorized - 10,000,000 shares; issued: 2006 - 6,198,671 shares; 2005 - 6,198,671; outstanding: 2006 and 2005 - 6,198,671	6,198,671	6,198,671
Common Stock, $.001 par value; authorized - 75,000,000 shares; issued: 2006 and 2005 - 23,220,612 shares; outstanding: 2006 and 2005 - 23,136,815 shares	23,221	23,221
Additional paid-in Capital	29,595,208	29,130,717
Accumulated Deficit	(33,362,876)	(31,177,350)

Total Equity	2,454,254	4,175,259

Total Liabilities and Stockholders' Equity	$2,941,524	$4,843,531

THERMOENERGY CORPORATION
Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Operating Revenue:	$-	$-	$-	$-
Water Group Revenue	85,000	-	25,000	-
ThermoEnergy Power Systems Revenue	325,825	-	133,702	-
Total operating revenue	410,825	-	158,702	-

Operating Expenses:
General and Administrative	$2,358,479	$1,035,830	$889,428	$874,448
Payments under licenses	20,000	20,000	10,000	10,000
Travel and Entertainment	271,312	85,054	147,044	54,338
Total operating expenses	2,649,791	1,140,884	1,046,472	938,786

Loss from operations	(2,238,966)	(1,140,884)	(887,770)	(938,786)

Other income (expense):
Interest income	53,440	7,599	33,440	4,406
Other	-	77	-	77
Total other income (expense)	53,440	7,676	33,440	4,483

Net Loss	(2,185,526)	(1,133,208)	(854,330)	(934,303)

Basic and diluted per Common Share loss from operations	(0.10)	(0.05)	(0.04)	(0.04)
Net Loss	(0.09)	(0.05)	(0.03)	(0.04)

THERMOENERGY CORPORATION
Statement of Changes in Stockholder’s Equity (Deficit)
Period Ended December 31, 2005 and the Six Months Ended June 30, 2006 (Unaudited)

		Series A
		Convertible	Additional
	Common	Preferred	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total
Balance (Deficit), January 1, 2005	$22,692		$22,046,714	$(25,940,526)	$(3,871,120)

Issuance of stock for accounts payable balances (534,177 shares at a price of $1.32 per share	534		704,580		705,114

Settlement of Deferred Compensation Retirement Plan of Officer			2,707,750		2,707,750

Issuance of Series A Convertible Preferred Stock and Warrants ("units") July 2005, net of issuance costs of $452,619 (6,198,571 shares and 2,798,400 Warrants at a price of $1.20 per unit)		6,198,671	787,115		6,985,786

Issuance of stock for Officer bonus (25,000 shares at a price of $1.40 per share)	25		34,975		35,000

Accquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)		(125,690)		(125,831)

Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111		142,491		142,602

Warrant issued for services			1,775,245		1,775,245
Warrant price adjustment - private placement units			261,803		261,803

Reduction in balance of deferred compensation by issuing Stock Options, September 2005			795,734		795,734

Net Loss				(5,236,824)	(5,236,824)

Balance, December 31, 2005	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259

Share-based compensation expence - grant of options on January 19, 2006 for 545,000 shares at $0.94 per share			298,333		298,333

Warrants issued for services			166,158		166,158
Net Loss				(2,185,526)	(2,185,526)
Balance, March 31, 2006	$23,221	$6,198,671	$29,595,208	$(33,362,876)	$2,454,224

THERMOENERGY CORPORATION
Statements of Cash Flows

	Six Months Ended June 30,

	2006	2005

Operating Activities:
Net Loss	$(2,185,496)	$(1,133,208)
Items not requiring (providing) cash:
Depreciation	$11,104
Expense of options issued to officers and directors	298,333
Expense of warrants vesting during the period	$166,158
Changes in:
Advances to officers	-	(115,774)
Accounts Receivable	(362,365)
Other Receivables	(125,000)
Accounts Payable	(156,002)	(203,056)
Accrued Expenses	124,980	690,114
Deferred Compensation	-	311,021
Deferred Compensation Retirement Plan	(25,000)	15,000
Net cash used in operating activities	$(2,253,288)	$(435,903)

Investing Activities:
Purchase of fixed assets	-173,050
Prepaid expenses and advances	-91,159
Net cash provided by investing activities	$(264,209)	$-

Financing Activities:
Proceeds from Bridge Loan	-	100,000
Net cash provided by financing activities	$-	$100,000

Increase (decrease) in cash	(2,517,497)	(350,903)
Cash, beginning of period	4,325,801	364,337
Cash, end of period	$1,808,304	$13,434

THERMOENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2006

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in ThermoEnergy Corporation’s (the “Company”) annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 23,136,815 and 22,611,396 shares for the six-month periods ended June 30, 2006 and 2005, respectively, and 23,136,815 and 22,614,315 shares for the three-month periods ended June 30, 2006 and 2005, respectively.

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

 The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of June 30, 2006, the Company had a cash balance of approximately $1,808,304, accounts receivable and other current assets of $882,441 and current liabilities of $162,270. During the years ended December 31, 2005, 2004 and 2003, the Company’s operating expenses were $5,542,524, $1,930,996 and $5,117,925, respectively. During the first six months ended June 30, 2006 and June 30, 2005, the Company’s operating expenses were $2,649,791 and $1,140,884, respectively. This increase was due to an increases in payroll expenses related to the growth in the number of employees and professional fees due to the increased activities in marketing our technologies and the activities involved in raising additional funding to further the growth of the Company. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $2,000,000.

During the first six months of 2006, as well as during the 2005, 2004 and 2003 fiscal years, the Company funded its operations primarily from the sale of restricted stock and the issuance of preferred stock in a private placement, borrowings, generally from shareholders, executive officers and other related parties, and through the issuance of debentures for cash or in settlement payments of other obligations. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, derivatives and bridge financing arrangements with commercial lenders and investment bankers. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

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

Research and Development During the Next 12 Months

The Company conducted no product research and development activities in 2003 and 2004. The Company established a laboratory in Hudson, MA during 2005, and hired four engineers. The Company conducted further research and development on the TIPS technology as well as improving operation of the ARP technology. The Company expects to continue to grow the abilities of this research laboratory as funding becomes available.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the fiscal quarter ended June 30, 2006.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting in Kansas City, Missouri on June 29, 2006. At the Annual Meeting, the following matters were submitted to a vote of our stockholders:

1.	The election of one director to serve a term of five years, expiring in 2011.
2.	The election of two directors to serve terms of three years, expiring in 2009
3.	Ratification of the appointment of Kemp & Company as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

The following votes were cast for the nominees named below or withheld as indicated:

Nominee	For	Withheld
For a Five-Year Term
Dennis C. Cossey	9,815,013	5,937,165

For Three-Year Terms
Lowell E. Faulkenberry	9,869,977	5,882,181
Paul A. Loeffler	9,869,977	5,882,181

Each of the nominees having received the requisite plurality of votes, all were elected as directors.

The following votes were cast for and against the proposal to ratify the appointment of Kemp & Company, or abstained as indicated:

For	Against	Abstained
15,599,412	28,671	124,095

A majority of the votes having been cast for the proposal, the appointment of Kemp & Company as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Location

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2006

THERMOENERGY CORPORATION

By:	/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and Chief Executive Officer