Form 10QSB
period 2006-09-30
THERMOENERGY CORP
filed 2006-11-15
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,136,815 shares of common stock as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THERMOENERGY CORPORATON

THERMOENERGY CORPORATION
Balance Sheet

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash	$1,117,853	$4,325,801
Accounts Receivable	697,502	310,467
Other Current Assets	359,609	118,450
Total Current Assets	2,174,964	4,754,718

Property and Equipment, at cost:
Equipment, Furniture and Fixtures	145,704	108,622
Less Accumulated Depreciation	(36,466)	(19,809)
Total Fixed Assets	109,238	88,813

Other Assets:
Mobile ARP Unit No. One	150,020	-
Prepaid Insurance	108,332	-
Total Other Assets	258,352	-

Total Assets	$2,542,554	$4,843,531

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities:
Accounts Payable	$257,143	$318,272
Total Current Liabilities	257,143	318,272

Long Term Liabilities:
Deferred Comp Retirement Plan for Officer	310,000	350,000
Total Long Term Liabilities	310,000	350,000

Total Liabilities	567,143	668,272

Equity
Stockholders' Equity (Deficit):
Preferred stock, $1 par value:authorized - 10,000,000 shares; issued:2006 - 6,198,671 shares; 2005 - 6,198,671; outstanding:2006 and 2005 - 6,198,671	6,198,671	6,198,671

Common Stock, $.001 par value; authorized - 75,000,000 shares; issued:2006 and 2005 - 23,220,612 shares; outstanding:2006 and 2005 - 23,136,815 shares	23,221	23,221

Additional paid-in Capital	29,678,227	29,130,717
Accumulated Deficit	(33,924,707)	(31,177,350)
Total Equity	1,975,472	4,175,259

Total Liabilities and Stockholders' Equity	$2,542,554	$4,843,531

THERMOENERGY CORPORATION
Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Operating Revenue:
Water Group Revenue	$-	$97,871	$-	$97,571
ThermoEnergy Power Systems Revenue	807,723	1	396,897	1
Total Operating Revenue	807,723	97,872	396,897	97,572

Operating Expenses:
General and Administrative	3,205,438	2,446,638	847,049	1,410,808
Payments under Licenses	30,000	105,219	10,000	85,219
Travel and Entertainment	381,403	162,052	110,091	76,998
Total Operating Expenses	3,616,841	2,713,909	967,140	1,573,025

Loss from Operations	(2,809,118)	(2,616,037)	(570,243)	(1,475,453)

Other Income (Expense):
Interest Income	61,761	12,691	8,322	5,092
Other	-	77	-	-
Total Other Income (Expense)	61,761	12,768	8,322	5,092

Net Loss	$(2,747,357)	$(2,603,269)	$(561,921)	$(1,470,361)

Basic and Diluted per Common Share loss from Operations	(0.12)	$(0.11)	(0.02)	$(0.06)
Net Loss	(0.12)	$(0.10)	(0.02)	$(0.05)

THERMOENERGY CORPORATION
Statement of Changes in Stockholders' Equity (Deficit)
Period Ended December 31, 2005 and the Nine Months Ended September 30, 2006 (Unaudited)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance (Deficit), January 1, 2005	$22,692	$-	$22,046,714	$(25,940,526)	$(3,871,120)

Issuance of stock for accounts payable balances (534,177 shares at a price of $1.32 per share)	534	-	704,580	-	705,114

Settlement of Deferred Compensation Retirement Plan of Officer	-	-	2,707,750	-	2,707,750

Issuance of Series A Convertible Preferred Stock and Warrants ("units") July 2005, net of issuance costs of $452,619 (6,198,571 shares and 2,798,400 Warrants at a price of $1.20 per unit)	-	6,198,671	787,115	-	6,985,786

Issuance of stock for Officer bonus (25,000 shares at a price of $1.40 per share)	25	-	34,975	-	35,000

Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)	-	(125,690)	-	(125,831)

Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111	-	142,491	-	142,602

Warrant issued for services	-	-	1,775,245	-	1,775,245

Warrant price adjustment - private placement units	-	-	261,803	-	261,803

Reduction in balance of deferred compensation by issuing Stock Options, September 2005	-	-	795,734	-	795,734

Net Loss	-	-	-	(5,236,824)	(5,236,824)

Balance, December 31, 2005	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259

Share-based compensation expense - grant of options on January 19, 2006 for 545,000 shares at $0.94 per share			298,333		298,333

Warrants issued for services			249,237		249,237

Net Loss				(2,747,357)	(2,747,357)
Balance, September 30, 2006	$23,221	$6,198,671	$29,678,287	$(33,924,707)	$1,975,472

THERMOENERGY CORPORATION
Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Operating Activities:
Net Loss	$(2,747,357)	$(2,603,569)
Items not requiring (providing) cash:
Depreciation	16,687	-
Expense of options issued to officers and directors	298,333	-
Expense of warrants vesting during the period	249,237	-
Expenses funded by Common Stock issuance		882,182
Changes in:
Advances to officers	-	(212,654)
Accounts Receivable	(387,035)	-
Other Receivables	(241,159)	115,107
Accounts Payable	(61,129)	(359,153)
Accrued Expenses	(72)	215,246
Deferred Compensation	-	(471,309)
Deferred Compensation Retirement Plan	(40,000)	30,000
Net cash used in operating activities	$(2,912,495)	$(2,404,150)

Investing Activities:
Purchase of fixed assets	(187,102)	(34,453)
Prepaid expenses and advances	(108,322)	-
Net cash provided by investing activities	(295,424)	(34,453)

Financing Activities:
Proceeds from notes payable and advances from Officers	-	328,428
Proceeds from issuance of Preferred Stock	-	7,438,405
Payments on Bridge Loan	-	(100,000)
Proceeds from Bridge Loan	-	100,000
Net cash provided by financing activities	$-	$7,766,833

Increase (decrease) in cash	$(3,207,919)	$5,328,230
Cash, beginning of period	4,325,801	364,337
Cash, end of period	$1,117,882	$5,692,567

THERMOENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited) September 30, 2006

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 23,136,815 and 22,771,123 shares for the nine-month periods ended September 30, 2006 and 2005, respectively, and 23,136,815 and 23,091,171 shares for the three- month periods ended September 30, 2006 and 2005, respectively.

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Technologies and to fund the Company’s liabilities. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions. Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement of public offerings is another alternative under consideration by management.

NOTE 4: LITIGATION

See Part II, Item 1

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

General

Management continues to search for one or more joint venture partners to pursue potential business opportunities within the municipal and industrial wastewater treatment markets utilizing the Company’s ARP and ThermoFuel technologies. The Company is seeking partners with the financial resources, and engineering skills and experience in designing, building and operating wastewater treatment plants, and which have a presence in certain geographical target markets. Management also is looking for a similar partner, or partners, to join with the Company in developing and commercializing the Company’s advanced new power plant design known as the TIPS process. The Company has not currently been able to formalize such a strategic relationship with any party that has the resources to exploit the Technologies.

In March of 2006 the Company and CASTion Corporation, of Worcester, MA entered into a Technology Cooperative Agreement (“TCA”) allowing the Company, through a combination of ThermoEnergy and CASTion technologies, to substantially increase its potential customer base by offering prospective municipal and/or industrial clients a cost-effective solution for virtually any of their nitrogen (ammonia) discharge problems. The Company will be the exclusive marketing agent and CASTion Corporation will be the exclusive supplier of these advanced hybrid nitrogen removal systems. CASTion Corporation will be the exclusive supplier of these advanced nitrogen removal systems. The Company subsequently announced on October 4, 2006 that the Company and CASTion Corporation had executed a non-binding Letter of Intent for the Company to acquire 100% of the outstanding equity of CASTion, but has not yet finalized a definitive agreement of the final structure of the proposed acquisition. A provision in the extension of the LOI, CASTion executed a Promissory Note and Security Agreement payable to the Company whereby the Company could loan up to $500,000 to CASTion as needed for cash flow. As of September 30. 2006, the Company had advanced CASTion $150,000 under the terms of the Promissory Note.

The Company’s ability to continue seeking such strategic partners and/or such strategic relationships is dependent on having the available cash to sustain its activities. The Company announced in the third quarter that it had entered into an agreement with ARC Associates, a London, UK based investment banking firm to assist the Company in raising funds in the financial markets of the UK and Europe over the next twenty-four (24) months. The Company expects the financing arrangement to assume a variety of forms including debt, equity and/or convertible instruments.

Plan of Operation

The Company seeks to derive revenues from the commercialization of its Technologies. The Water Technologies offer a cost-effective alternative for pressing wastewater problems for municipal, agricultural and industrial markets as a result of stringent new federal and state clean water regulations. In 2005, the Company signed its first municipal commercial contract for approximately $7,000,000 with the City of New York for an ARP process system that will be capable of treating 500,000 gallons per day (“gpd”) of a highly concentrated ammonia discharge stream called centrate. Although the Company has submitted proposals to other potential municipal and/or industrial clients, the Company cannot predict the acceptability of its Technologies in such markets based on this initial contract.

TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small combined heat & power plants for industry. Three separate Congressional grants, totaling $2,300,000 , were authorized in the 2005/2006 Federal Government budget to fast-track the development of the Company’s TIPS zero air emission power plant technology. The first grant, in connection with the University of Nevada (Reno), has been completed. The second grant, in connection with the United States Department of Energy, should be completed during the fourth quarter. The data generated by the first two grants will be used during the third grant with the Alaska Energy Authority to design, construct and operate an engineering scale TIPS boiler that is expected to be housed at the Canadian Energy Laboratory (“CANMET”). This grant is expected to get underway during the fourth quarter. Although the Company may receive some additional funding from federal grants that, if issued, would be used to further the development of its TIPS technology, the Company cannot predict the acceptability of its Technologies in commercial markets.

Because the Company currently does not possess the technical, operational or financial resources necessary to construct or operate ThermoFuel, ARP or TIPS commercial facilities without external project funding and the ability to source engineering skills, the Company has sought and continues to seek to satisfy these needs through strategic relationships with larger corporate partners to expedite the marketing and commercialization of the Technologies. The Company has not currently finalized such a strategic relationship with any party that has the resources capable of exploiting its Technologies. The Company’s ability to continue seeking such strategic partners or such strategic relationships is dependent on its ability to obtain adequate financing to sustain its activities.

In addition, the Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which has revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring revenue stream would enhance the Company’s ability to obtain longer-term financing. The Company is currently finalizing a definitive agreement for the acquisition of CASTion Corporation. CASTion, headquartered in Worcester, MA, is currently one of the two primary subcontractors for the Company for the construction, assembly and installation of the New York City Department of Environmental Practices (“NYCDEP”) ARP project to be sited at their Jamaica Bay waste water treatment plant.

 Current Cash Requirements; Need for Additional Funds

 The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

 The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of September 30, 2006, the Company had a cash balance of approximately $1,117,852, accounts receivable and other current assets of $1,057,111 and current liabilities of $257,143. During the years ended December 31, 2005, 2004 and 2003, the Company’s operating expenses were $5,542,524, $1,930,996, and $5,117,925, respectively. During the nine months ended September 30, 2006 and September 30, 2005, the Company’s operating expenses were $3,616,841 and $2,713,909, respectively. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $2,500,000.

During the first nine months of 2006, as well as during the 2005, 2004 and 2003 fiscal years, the Company funded its operations primarily from the sale of restricted stock in multiple private placements, the issuance of preferred stock in a private placement, borrowings from shareholders, executive officers and other related parties through the issuance of debentures for cash, and in the issuance of restricted stock in settlement payments of other obligations or services. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include debt, the issuance of additional restricted shares of Common Stock, the issuance of additional Preferred Stock, derivatives and bridge financing arrangements with commercial lenders and investment bankers. On September 12, 2006, the Company entered into an engagement letter (the “Agreement”) with ARC Associates (“ARC”), a London, UK based financial advisor. The Agreement anticipates that ARC will assist the Company in raising funds in the UK and Europe over the next twenty-four (24) months to enable the Company to build additional ARP plants and to acquire CASTion. In the event that the Company cannot raise the necessary capital in the immediate or near-term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

In July 2005, the Company completed a $7,438,400 private equity placement. The net proceeds of the private placement were used for working capital, the increase in employees to transition from a developmental stage company to an operating company, to further the various company technologies, and in connection with the Company’s contract with the City of New York. In addition to these financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies.

Research and Development During the Next 12 Months

The Company established a laboratory in Hudson, MA during 2005, and hired four process engineers. During 2005 and 2006, the Company conducted research and development on the TIPS technology as well as optimizing the Company’s ammonia removal capabilities, including those of the ARP technology. In addition, the Company performed laboratory analysis for an industrial client as well as supported work performed under the first two TIPS grants. The Company expects to continue to grow the capabilities of this research laboratory as funding becomes available. The Company conducted no product research and development activities in 2003 and 2004.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

During the third quarter 2006, Rock Capital, LLC (“Rock”) a former consultant to the Company commenced an action in Pulaski County Circuit Court, Little Rock, Arkansas, Case No. cv06-9833, against the Company, claiming, among other things, breach of contract and slander and seeking injunctive relief against the Company to sequester certain funds pending the resolution of the litigation. Rock also named two officers of Company as defendants seeking damages for fraud in the inducement, fraud, slander and negligence. The Company filed a counterclaim against Rock for breach of contract, fraud in the inducement and breach of fiduciary duty. The Company also filed a Third Party Complaint against Mr. Carl Sangree, the managing member of Rock for fraud in the inducement and beach of fiduciary duty. On November 6, 2006, the Pulaski County Circuit Court denied Rock Capital’s motion for a preliminary injunction. Rock has asked the Court for permission to voluntarily dismiss its claim for slander against the two Company officers. This matter is currently set for trial before a jury commencing February 6, 2007. The Company and its officers believe they have meritorious defenses and counterclaims and intend to vigorously defend this action. Since the Company is unable to predict the outcome of this matter and believe the claims are wholly without merit and immaterial, no adjustments have been made in the consolidated financial statements in response to this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sale of equity securities during the fiscal quarter ended September 30, 2006.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the quarter ended September 30, 2006.

Item 5. Other Information.

The Company entered into a contract with the City of New York Department of Environmental Practices (NYCDEP) during the second quarter 2005 for a 500,000 gallon per day ARP plant to be located at NYCDEP’s Bowery Bay Water Pollution Control Plant (“Bowery Bay”). The Company with its two primary subcontractors, CASTion Corporation and The Shaw Group Inc, began the design and construction of the ARP system on June 13, 2005. After incurring many delays due to the Bowery Bay site related obstructions, NYCDEP officially cancelled the Bowery Bay Project and are in the process of relocating the project to the City’s Jamaica Bay Water Pollution Control Plant (“Jamaica Bay”). The move changed the terms of the original contract since it (1) required a different process layout, (2) increased the capital cost by approximately $2,000,000, and (3) increased the overall operating budget. The Company expects that the NYCDEP will issue a new contract that formalizes the project site change to Jamaica Bay as well as the updated costs to replace the cancelled Bowery Bay contract. The Company and its subcontractors, the Shaw Group and CASTion Corporation have submitted the new process design and are waiting the City’s decision as to which of the proposed sites within the Jamaica Bay plant area they wish the project to be located. In the interim, work continues on the ARP system which will be fully manufactured and constructed at CASTion’s plant.

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

Date: November 21, 2006	THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, Chief Executive Officer and Secretary