Form 10KSB
period 2006-12-31
THERMOENERGY CORP
filed 2007-04-17
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10−KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 33−46104−FW

THERMOENERGY CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Arkansas	71−00659511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  124 W. Capitol Avenue, Suite 880
Little Rock, Arkansas 72201
(Address of principal executive offices) (Zip Code)

(501) 376−6477
(Issuer’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Common Stock, $0.001 par value per share

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
None

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−KSB or any amendment to this Form 10−KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for its fiscal year ended December 31, 2006 were $1,131,903.

The aggregate market value of the common stock of the issuer held by non−affiliates of the issuer on March 30, 2007 was $10,776,577.

As of March 31, 2007, there were 24,633,577 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING
FORWARD−LOOKING INFORMATION

This annual report on Form 10−KSB contains statements that are considered forward−looking statements. Forward−looking statements give the current expectations of forecasts of future events of the Company. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward−looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward−looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities, and results of operations may be materially different from those set forth in the forward−looking statements. These forward−looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

Any or all of the forward−looking statements in this annual report may turn out to be inaccurate. The Company has based these forward−looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward−looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Description of Business — Risk Factors.”

The Company undertakes no obligation to publicly revise these forward−looking statements occurring after the date hereof. All subsequent written and oral forward−looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company is an infrastructure technologies company engaged in the development and sale of advanced wastewater treatment and clean energy technologies. The Company was founded in 1988 and underwent a name change in December 1996. The Company is incorporated under the laws of the State of Arkansas with its principle place of business in Little Rock, AR, and branch offices in Hudson, MA and New York, NY. The Company has approximately 1,500 shareholders of record and has been a public company since 1992. The Company’s common stock, $0.001 par value per share (the “Common Stock”) has been publicly traded on the Over−the−Counter Bulletin Board since September 2000, under the symbol “TMEN.”

The Company’s current wastewater treatment technologies include: (1) the ThermoFuel process, a renewable energy process that converts sewage sludge, or “biosolids” into a high−energy solid fuel, (2) the Enhanced Biogas Production process, and (3) the Ammonia Recovery Process (“ARP”), that converts the nitrogen (ammonia) found in wastewater plants to ammonium sulfate, a commercial grade fertilizer utilized by agriculture worldwide. Each of these process technologies is more fully described in the following section. These three technologies are primarily aimed at solving wastewater problems for broad−based municipal, industrial and agricultural markets and are collectively referred to as the “Water Technologies.”

The Company licenses ARP from Battelle Memorial Institute (“BMI”) and licenses the ThermoFuel and Enhanced Biogas Production technologies from Alexander G. Fassbender, the Company’s Executive Vice President of Corporate Technology and the inventor of certain of the Company’s Technologies. The Company is also majority owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse. The TIPS technology has been assigned to ThermoEngergy Power Systems, LLC, a Delaware limited liability company of which the Company owns 85% and Alexander Fassbender owns 15% (“ThermoEnergy Power Systems”).  TIPS and the Water Technologies are collectively referred to as the “Technologies.”

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

ThermoFuel

The ThermoFuel Process is a renewable energy process that converts raw or digested sewage sludge (biosolids) into a high−energy fuel that can be converted into electricity for use on−site or exported to the local power grid. This Technology is an upgrade of the Company “STORS” process, which, along with the Company’s ARP technology, was proven in a two−year, $3,000,000 large−scale demonstration project in Colton, CA in the greater Los Angeles area, in 2000, which was sponsored by the United States Environmental Protection Agency (“EPA”). The ThermoFuel process is a renewable energy process that provides a cost−effective solution for biosolids disposal for municipal wastewater treatment. ThermoFuel integrates advanced primary sludge digestion with hydrothermal treatment of waste activated sludge to expand the capacity of municipal wastewater facilities. This is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage ponds or lagoons, as is common in some municipal wastewater facilities. EQ Class A biosolids denotes the least health risk of human exposure to biosolids as defined in the 40 CFR Part 503 Risk Assessment study of the EPA. Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids that do not meet the required pathogen and vector attraction reduction requirements and as such pose a potential health risk in direct human contact. The high energy and low moisture content of the ThermoFuel process make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns, and similar applications. The Company and Mr. Fassbender filed a patent application related to ThermoFuel (see − Sewage Treatment System below) in February 2003. The U.S. Patent & Trademark Office issued the Sewage Treatment System patent on March 17, 2005.

ThermoFuel can be utilized as a stand−alone system or combined with the Company’s ARP or Enhanced Biogas Production technologies to provide the wastewater treatment plant operator with a comprehensive and cost−effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids; a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted on−site to energy via a gasification plant or boiler. ThermoFuel would allow wastewater treatment plant operators to control the incoming waste stream entirely on−site, with only clean water and saleable commodities leaving the plant. The primary target markets for ThermoFuel are municipal and industrial wastewater treatment facilities.

ARP

The Ammonia Recovery Process, or ARP technology, is a non−thermal, absorption process which captures ammonia from dilute waste streams, converting it into ammonium sulfate which can be packed and sold to agriculture markets worldwide. The ARP technology was proven in technology demonstration projects in conjunction with the Civil Engineering Research Foundation (CERF) and the City of New York in 1998, and during the EPA−sponsored demonstration at Colton, CA in 2000. In 2005, the Company signed its first commercial contract for a 500,000 gallon per day ARP system for New York City’s Bowery Bay Water Pollution Control Plant (“WPCP”). That project was cancelled during 2006 and is currently being moved to the 26th Ward WPCP on Jamaica Bay, with construction of the plant expected to be completed by the end of 2007. This project is the first large−scale stand alone project ever implemented by the City of New York designed to prevent excess ammonia from flowing into the Long Island Sound.

ARP is a patented process designed to recover ammonia from dilute aqueous waste streams. In tests, ARP has been a reliable, low−cost, environmentally effective method of treating wastewater discharge stream containing nitrogen in the form of ammonia. The ARP extracts ammonia out of sewage treatment liquid and livestock waste via chemisorption and converts it into standard, commercial−grade, ammonium sulfate fertilizer. The Company is targeting ammonia recovery from aqueous streams, such as the liquid product resulting from centrifuging anaerobically digested sewage sludge or animal waste. This stream, known as the “centrate” contains approximately 600 to 1,600 parts−per−−million dilute ammonia. In advanced wastewater treatment plants where nitrogen is nitrified and denitrified, a portion of the nitrogen in the treatment plant is converted into nitrogen gas. Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered. In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

Once the anaerobically digested sludge is dewatered, the bulk of the organically bound nitrogen stays with the sludge solids while virtually all of the ammonia nitrogen stays with the water portion or centrate. This centrate is typically recycled to the front of the waste water treatment plant. ARP treats the centrate as a relatively concentrated ammonia stream, and returns a very low ammonia stream to the plant. This reduction in the nitrogen load on the plant can increase the overall plant through−put by up to 30%. The removed and concentrated ammonia can thereafter be converted into ammonium sulfate, a commercial grade fertilizer. The primary markets for ARP are municipal wastewater treatment and in the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities. A second ARP patent that incorporates incremental process changes as a result of the two ARP field demonstration projects is currently pending. See “Description of Business − Patents and Patents Pending.”

The Company currently licenses the ARP technology from BMI. Under the terms of the agreement, dated December 30, 1997,as amended, the Company agrees to pay to BMI the greater of 5% of revenues received from customers using the technology or $1.00 per 1,000 U.S. gallons processed by the invention. However, if the Company enters into a contract under which it or its sublicensee will design, build, own or operate a facility licensed under the agreement, the Company will pay to BMI, subject to certain adjustments, a lump sum of 5% of the cost of the installed equipment at the time of commissioning the facility. The agreement also provides that the Company will pay continuing royalties to BMI at a rate of 1.5% (one and one − half percent) of all revenues, excluding certain amortization, received from the customers for such operation; however not less than $0.02 (two cents) per pound of ammonia recovered in the operation. BMI may terminate the agreement with respect to a particular licensed territory (as described in the agreement) if the Company has not made sufficient sales to generate royalties to BMI of at least $25,000 per year in that particular territory. The Company has not generated such sales figures to date. The agreement expires upon the expiration of the patents for ARP technology, or at the discretion of BMI, if a contract is not in place to build a commercial facility to practice the ARP Technology within three years of the date of the agreement. No such facility has been contracted to date.

Enhanced Biogas Production

The Enhanced Biogas Production process allows existing wastewater treatment plants operators to upgrade the performance of key plant components making the plant run more efficiently as well as recover excess ammonia coming off the digesters. The Enhanced Biogas Production process is designed to retrofit existing conventional wastewater treatment plants by allowing them to recover ammonia from anaerobic digesters and thereby enhance the efficiency of the digesters. The technique can be used as a stand−alone technology or in coordination with the Company’s ARP technology. It can also be implemented with the Temperature Phased Anaerobic Digestion technology (described below) used by wastewater treatment plant operators, to make more biogas and destroy pathogens. Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion. In the high temperature phase (around 120 − 140º F) waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase. The Enhanced Biogas Production process can also be integrated with ThermoFuel and used in conjunction with municipal and industrial wastewater applications that use aerobic or anaerobic digestion. The Enhanced Biogas Production process is intended to be a cost−effective method of processing and treating animal waste from concentrated animal farming and in which the waste is converted into two saleable commodities: (i) energy in the form of methane; and (ii) ammonium sulfate, a commercial grade fertilizer.

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

The performance of these wastewater treatment technologies 1) meet or exceed all current or proposed federal or state water quality discharge regulations, 2) produce virtually no air emissions, 3) lowers capital, operating and maintenance costs, and 4) provides beneficial reuse of virtually all by−products.

TIPS

In addition to its Water Technologies, the Company is in the process of developing a new clean energy technology that offers a cost−effective and environmentally responsible solution to both carbon capture and global warming.

ThermoEnergy Integrated Power System, or TIPS represents a novel thermodynamic approach in power plant design. Based on reliable oxy−fuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of all by−products, including carbon dioxide (“CO2 ”) which can then be used for sequestration or beneficial reuse. The key element that differentiates TIPS from conventional oxy−fuel designs is that combustion shifts the temperatures at which water, CO2, mercury and acid gases condense. Gas−to−liquid nucleate condensation physics is then used to collect and remove the pollutants, while CO2 is recovered as a liquid through direct condensation to reduce harmful air emissions of acid gases, mercury, soot and CO2. TIPS is well−suited for new construction and offers a cost−effective way to upgrade existing coal−fired power plants zero air emission status.

TIPS converts the energy in biomass or fossil fuels, such as coal, gas and oil, and integrates that combustion with the efficient production of steam or electricity, the recovery of carbon dioxide in liquid form for sequestration or beneficial reuse and the elimination of air emissions of mercury, acid gases and particulates. The primary markets for the TIPS process will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by−products that can be used as a feedstock for TIPS. Some of the industries in which TIPS can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills. In March 2001, ThermoEnergy Power Systems was granted U.S. Patent No. 6,196,000 for TIPS. The Company recently received a second U.S. patent relating to the TIPS process. (U.S. Patent No. 6,918,253). Foreign patent applications have been filed in approximately 38 countries, including Australia, Canada, China, the European Patent Office, India, Mexico, Poland, Romania, the Russian Federation, South Africa and the Ukraine (collectively, the “International Applications”) as provided for by the Patent Cooperation Treaty. To date, the Company has received notice of allowance from Russia and has paid the issue fee. The Company typically obtains continuances in countries where continuances are permitted such as Canada and Japan. Continuances are used to keep the patenting process alive in certain geographical markets until such time the Company deems the cash outlay on patenting costs and subsequent maintenance fees appropriate in that jurisdiction. This preserves all rights and the Company can request examination at the appropriate time.

Each of the above technologies is more fully described on the Company’s website www.thermoenergy.com.

Business Objectives and Strategy

The Company’s business model is based on 1) new construction or retrofitting of existing wastewater treatment plants for federal, state and municipal governments, industrial clients as well as power generation plants for public and/or merchant utilities worldwide, 2) privatization contracts wherein the Company will build and operate, or build, own and operate municipal and/or industrial wastewater treatment and power plants systems, and 3) the generation and sales of emission credits for emissions including nitrogen, carbon and mercury either directly to end-users or via established public exchanges. In instances where the client has sufficient skill to design, build and operate the Company’s technologies, the Company’s business strategy in pursuing these multibillion dollar markets is to enter into collaborative working relationships, such as joint ventures, licenses and other similar agreements with companies that are well-established in the Company’s targeted markets, and as such, can greatly expedite the commercialization of the Company’s technologies.

The Company previously completed large scale demonstration projects for ARP as well as other wastewater treatment technologies called NitRem/DSR and STORS, which the Company previously licensed from BMI, but that are now no longer used by the Company. Each of the demonstration projects was funded either by the United States government or by entities with which the Company has or had collaborative working relationships. The Company was not required to make capital contributions to any of these demonstration projects and has not received any revenues or generated any income from them, other than reimbursement for certain administrative and operating costs. These demonstration projects have allowed the Company to develop, demonstrate and improve the Technologies without having to finance them itself. From a competitive standpoint in the wastewater and sludge treatment markets, the Company believes that the ability to meet various state and federal environmental regulatory standards at lower capital requirements than traditional wastewater and sludge treatment solutions should make ARP, ThermoFuel, and Enhanced Biogas Treatment technologies an attractive solution for municipalities and certain industrial applications. The Company continues to target the 65 largest municipal wastewater treatment markets in the United States as potential customers. These markets account for approximately 80% of all the sewage sludge generated annually in the United States. The Company recently entered into its first commercial contract, with the City of New York, for a 500,000 gallon per day ARP facility. See “New York City Contract” below.

The Company believes these markets represent suitable opportunities for the Company to build, own and operate wastewater facilities over a contracted period (anticipated by the Company to be a 10−20 year period). These opportunities would probably be engaged by the Company through a joint venture with a larger entity unless the Company can obtain project financing. Alternatively, the Company may license the Technologies and then enter into an operation contract for municipal owned systems utilizing the Company’s Technologies over a similar time period. Under these arrangements, the Company would seek to generate revenues and profits from a per unit tolling fee on the volume of waste processed by the Company’s technologies, as well as from the sale of the commodity byproducts (e.g. the high-energy fuel generated by ThermoFuel or the ammonium sulfate generated by ARP), or selling the electricity and/or process steam produced using the high-energy fuel as a feedstock to the municipality or the local power grid.

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

As part of the Consolidated Appropriations Act of 2005 (the “Act”), `the US Congress authorized an aggregate of $2.3 million for research and development projects. The Company has pursued funding under the Act that may help to further develop the TIPS process in conjunction with other entities, including the Texas Energy Center, the Alaska Energy Authority and the University of Nevada at Reno. The Company completed grant contracts totaling $544,000 with the University of Nevada, Reno and RDS, LLC (a prime contractor of the U.S. Department of Energy) during 2006. The Company subcontracted portions of the work on these grants to CANMET (Natural Resources − Canada), Reaction Systems Engineering, Ltd. (“RSE”), Kent, UK and Stone and Webster, Inc. The Company began an additional project with the Alaska Energy Authority and the Company has again subcontracted portions of the work on this $1.5 million grant to CANMET and RSE. The Company expects to substantially complete this grant during 2007.

In addition, the Company’s long-term growth strategy includes the acquisition of other companies whose products or services are related to the Company’s core business. Ideally, these candidate companies would (a) already be a well-established participant in one or more of the Company’s targeted markets, (b) have ongoing revenues and profits, and (c) bring additional administrative and technical skills and expertise needed for the Company to achieve its corporate mission. The Company entered into an agreement to acquire our strategic partner CASTion Corporation, Worcester, MA on April 13, 2007. CASTion is a 20 year old company with a good track record of installing wastewater treatment projects to industrial users. CASTion’s patent pending R-CAST technology works well with the Company’s ARP technology to increase the advantages for the removal of ammonia from wastewater streams. See CASTion at www.castion.com.

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

New York City Contract

The Company was awarded a contract by New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The project encountered problems at the Bowery Bay WPCP and has been cancelled and subsequently the project is being moved to the 26th Ward WPCP on Jamaica Bay. Site selection has concluded and the Company with its two primary subcontractors has begun the redesign of the plant, and the Company expects to complete construction of the facility by the end of 2007. If the operating results of the demonstration over the twelve month period after completion are successful the Company expects to enter into a long term agreement with New York City.

The Company believes that, based upon the terms of the ARP contract, the Company would be able to meet the operational requirements of the contract by hiring subcontractors. If the 26th Ward WPCP meets certain predetermined process and economic efficiencies, the Company intends to pursue additional contracts with New York City with respect to other facilities that will be needed by the city in order to meet the terms of a Consent Decree entered against the city in 2002 pursuant to which the city is required to develop a plan to upgrade the plants to meet specific ammonia discharge limits set out in the Consent Decree.

Recent Developments

During the third quarter of 2006, Rock Capital LLC (“Rock”), a former consultant to ThermoEnergy, filed a lawsuit in Pulaski County Arkansas, against ThermoEnergy and personally against Dennis Cossey, CEO, and Andrew Melton, CFO, for breach of contract, slander, fraud in the inducement, fraud, and negligence. The Company notified shareholders of the existence of this lawsuit in its 3rd Quarter 10-QSB and its intention to vigorously defend against these allegations which management considered spurious and without merit. In October of 2006, the Plaintiff voluntarily withdrew its slander claim against the Company and Messrs. Cossey and Melton.

On February 2, 2007, the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice Rock’s claims against them individually on the fraud in the inducement, fraud and negligence claims.  On February 9, 2007, in a 9 to 3 verdict, a Pulaski County Arkansas jury found for the Plaintiff on its breach of contract claim against the Company, awarding it $298,720.01 which was the balance due under its three year consulting contract set to expire March 8, 2008. The Company expensed and recorded an account payable for $325,000 as of December 31, 2006. Subsequently on April 13, 2007 the Company filed an appeal on the breach of contract award. The Company believes that it has grounds for an appeal and will pursue the appeal vigorously.

On April 13, 2007, the Company entered into an agreement to acquire CASTion Corporation (CASTion”), an award winning supplier of wastewater treatment and chemistry recovery systems. Headquartered in Worcester, MA, CASTion is currently one of the prime subcontractors to the Company for the assembly and installation of the Company’s NYCDEP ARP project currently underway.  CASTion will become a wholly owned subsidiary of the Company.

During the first quarter of 2007, the Company sold approximately 1.2 million shares of restricted common stock to an unrelated third party institutional fund. The shares were sold at the market at the time of the sale, or at a slight discount to the market and the sale resulted in a net receipt of cash to ThermoEnergy of $520,000.  Additional information can be found in the 8-K filed on March 29, 2007.

The Company’s Board of Directors by a Resolution dated March 21, 2007 granted director, Lowell E. Faulkenberry an option to purchase, Forty Thousand, (40,000) shares of restricted common stock of the Company at a price (the “Exercise Price”) equal to forty-three cents ($0.43) per share, at any time or from time to time, during the period commencing on that date and expiring at 5:00 p.m. on March 20, 2012 (the “Exercise Period). The Company will record an expense per FAS 123R during the first quarter for the granting of this stock option.

During the first quarter of 2007, four holders of the Company's Series A Convertible Preferred Stock (“Preferred”) converted a total of 258,667 Preferred shares into 258,667 shares of common stock. The shares converted represented 4.2% of the total Preferred shares that had been issued, resulting in 5,940,004 shares of Preferred being outstanding as of March 31, 2007.

On March 21, 2007, the Company appointed Mr. Martin A. Roenigk as an Advisory Director to the Board of Directors. Mr. Roenigk currently serves as the Chairman and CEO of CompuDyne Corporation (NASDAQ: CDCY). Coinciding with his appointment as an Advisory Director, Mr. Roenigk made a $750,000.00 investment in ThermoEnergy and obtained the right, under a Securities Purchase Agreement with ThermoEnergy to make further investments in the Company. Mr. Roenigk may increase the investment by up to an additional $750,000.00 for a period of one (1) year after closing, on the exact same terms, solely at his option.  Additional information can be found in Note 11 in the Footnotes to the Financial Statements.

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

On February 14, 2005, the Company made the strategic decision to cancel existing license agreements with BMI for STORS, NitRem and DSR technologies in a move designed to fully concentrate its human and financial resources on only those technologies that management believes have significant long−term commercial potential.

Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although BMI did not conduct any research and development activities in 2003 or 2004. The Company also did not conduct research and development activities in 2004. License expenditures for the Company were $40,000 for the year ended December 31, 2006, and $100,000 for each of the years ended December 31, 2005 and 2004, based upon a minimum royalty schedule. The Company expects future annual minimum royalty payments to BMI to be $40,000, due to the cancellation by the Company of the STORS, NitRem and DSR license agreements.

Employees

As of March 31, 2007, the Company had nine full−time employees, located primarily in the corporate office in Little Rock, AR, and in the research laboratory/office in Hudson, MA. Dennis C. Cossey, Chairman and Chief Executive Officer, and Andrew T. Melton, Executive Vice President and Chief Financial Officer have employment contracts that extend for five (5) years. Alexander G. Fassbender, Executive Vice President and Chief Technology Officer has an employment contract that extends for three (3) years. All of the officers and engineers have agreements with the Company prohibiting them from disclosing the Company’s proprietary information and prohibiting them, for a period of one year after termination of employment, from competing with the Company or soliciting its customers or employees. The employees are not represented by any labor union. The Company believes that relations with each employee are satisfactory.

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

Government Regulation

There are federal, state and local statutes and regulations which implement a range of programs to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills and the Clean Water and Watershed Restoration Initiative. The regulations established under these plans are intended to improve existing water quality programs. In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost−effective methods of treatment of wastewater. The Company believes that current clean air and clean water regulations generally are favorable to its efforts to commercialize the Technologies and that proposed or recently−passed environmental regulations aimed at regulating the treatment of wastewater or the production of energy through fossil fuels would create additional opportunities for the Company to market the Technologies.

Prior to 2005, federal government attempts to recast previous Clean Air Act standards (e.g., the EPA’s New Source Review rules), coupled with the current administration’s emphasis on voluntary rather than regulatory curbs on air emissions, had lessened the regulatory incentives for implementing new air emission control technologies. However, the dramatic rise in the price of natural gas created an economic urgency by many industries to find alternative power sources. The Energy Information Agency (a division of the United States Department of Energy) is predicting that natural gas prices will continue to rise over the next few years. Further, because a significant number of these industries are located in “non−attainment areas”, i.e., areas where the air does not meet minimum EPA air quality standards, switching from natural gas has proven very difficult using conventional technology since any replacement must be as clean as or cleaner from an emission standpoint.

Moreover, reversing a four−year trend, the EPA recently issued two new clean air regulations, the Clean Air Mercury Rule and the Clean Air Interstate Rule, both of which will significantly impact the public utility and industrial markets, which we believe will further increase the demand for cost−effective air emission control technologies and may potentially signal a reversal of the administration’s environmental agenda promoted during the previous four years.

A federal appeals court on Friday, March 17, 2006, blocked the Bush administration from implementing a regulation that would have eased clean air requirement for some 17,000 industrial facilities, including coal−fired power plants and oil refineries. The court handed down a rebuke at the regulation, which it said is "contrary to the plain language" of the Clean Air Act. The unanimous ruling by the three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit is a major victory for a coalition of 15 states and a long list of environmental and public health organizations who filed suit to block the August 2003 rule.

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

The Company’s Technologies also could be attractive in the global market place, where some clean water and clean air regulations of some countries are more stringent than those in effect in the United States. The marketability of the TIPS technology was significantly expanded with the recent ratification of the Kyoto Protocol by 141 nations, which took effect in February of 2005. As the Kyoto Protocol emission reductions are phased in through 2012, the older coal−fired power plants will be among the first affected by the new regulations. Many of these plants utilize boiler designs 20 years old or more, making any upgrade using conventional technology highly improbable. Collectively, these plants represent an enormous sunk−cost for utilities and industry, creating an ideal for any new retrofit technology that keeps these plants operational. Currently, management is unaware of any technology available or nearing commercial development capable of bringing these older power plants into regulatory compliance. There can be no assurance, however, that more stringent regulatory requirements will result in the Company’s Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Risk Factors

Going Concern

The independent auditor of the Company, in its report for the fiscal year ended December 31, 2006, issued a “going concern” opinion regarding the Company, stating that there is a substantial doubt that the Company can continue as a going concern, primarily based on the Company’s net losses since inception and the need for substantial capital to continue commercialization of the Technologies.

Need for Additional Capital

The Company sold, in private placements, restricted shares of its Common Stock and convertible notes during the first quarters of 2007. At the current overhead rate, management believes that it will have sufficient working capital to conduct normal operations and meet its anticipated cash requirement through December 31, 2007. See “Management’s Discussion and Analysis”. However, if the Company enters into an additional commercial contract during this period, additional capital will be needed to carry out any such project. There can be no assurance that the Company will be able to raise additional capital for additional contracts or to fulfill its current business plan. In the event that the Company cannot raise the necessary capital in the immediate or near−term to fund the Company’s operations and development activities, the Company will not be able to continue its operations.

Lack of Operating History; Accumulated Deficits

Although the Company has entered into a contract for a commercial ARP facility with the City of New York, it has not yet formally entered into a commercial contract for any of its other Technologies or entered into a strategic relationship with a third party that has the resources to commercially exploit the Technologies. Since its inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $35 million as of December 31, 2006. Even if the contract with New York City is completed, there can be no assurance that the Company will be able to successfully implement future contracts for its Technologies.

Lack of Commercialization of the Technologies

Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to deploy its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Company has entered into a contract for an ARP facility with the City of New York, none of the Technologies has yet been implemented on a permanent basis by a municipal or industrial customer. Until such time that the New York ARP plant is built and successfully operated, it will remain difficult for the Company to gain acceptance of the Technologies in other markets. The Company’s ability to penetrate these markets depends on (1) fully developing and demonstrating the Technologies, (2) successfully commercializing one or more of its Technologies and (3) finding a source of capital to fund commercial projects or a larger, well−capitalized joint venture partner to participate in such projects. There is no assurance that all of these requirements will be successfully implemented or that the Technologies will be deployed in future commercial contracts.

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

Lack of Liquidity on the Over−the−Counter Bulletin Board

The Common Stock is quoted on the Over−the−Counter Bulletin Board (“OTC Bulletin Board”), which provides significantly less liquidity than if the Common Stock were listed on a securities exchange (e.g., the New York Stock Exchange) or an automated quotation system (e.g., NASDAQ). The OTC Bulletin Board may provide little or no liquidity for the Company’s shareholders. Purchasers of shares of Common Stock may find it difficult to resell their shares at prices quoted in the market. There is currently a limited volume of trading in the Company’s Common Stock. The Company cannot predict when or whether investor interest in its Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The Company is Dependent upon Its Ability to Attract and Retain Key Personnel

The future success of the Company depends, in part, on the continuing efforts of Dennis C. Cossey, the Company’s Chief Executive Officer, Alexander G. Fassbender, its Executive Vice President and Chief Technology Officer and Andrew T. Melton, its Executive Vice President and Chief Financial Officer. Messrs. Cossey, Fassbender and Melton have conceived the Company’s strategic plan and are responsible for executing that plan. The loss of any of Mr. Cossey, Mr. Fassbender or Mr. Melton would significantly adversely affect the business of the Company. The Company’s success is dependent in part upon its ability to attract and retain key management and other personnel. The Company will need to add additional skilled personnel to facilitate the development and commercialization of the Technologies. The Company anticipates that the addition of Jeffrey L. Powell, President and CEO of CASTion Corporation to the management team will enhance the management team of the Company. There can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business.

Penny Stock Regulation

Broker−dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Commission. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker−dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker−dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker−dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker−dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s securities are subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker−dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high−pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid−ask differential and markups by selling broker dealers; and (v) the wholesale dumping of the same securities by promoters and broker−dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

Although we do not expect to be in a position to dictate the behavior of the market or of broker−dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 124 West Capitol Avenue, Suite 880, Little Rock, Arkansas, where the Company leases approximately 3,400 square feet from an unaffiliated third party under an eighteen−month lease. The Company also leases approximately 3,000 square feet of space on a twelve−month basis in Hudson, Massachusetts. In the event either of these leases is not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found for the Plaintiff on its breach of contract claim against the Company, awarding it $298,720.01 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. The Company intends to pursue the appeal vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock is traded on the OTC Bulletin Board. The stock symbol is TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey 07016.

The ranges of the high and low bid prices for the Common Stock for the four quarters of 2006 and 2005 are shown below. This information is taken from the OTC Bulletin Board’s quarterly trade and quote summary report. The quotations listed herein reflect inter−dealer prices, without retail mark−up, mark−down or commission and may not represent actual transactions.

BID INFORMATION

	HIGH	LOW
2006
First Quarter	$1.01	$0.65
Second Quarter	$0.80	$0.44
Third Quarter	$0.56	$0.24
Fourth Quarter	$0.59	$0.25
2005
First Quarter	$2.18	$0.95
Second Quarter	$1.65	$1.08
Third Quarter	$1.53	$0.85
Fourth Quarter	$1.20	$0.78

Holders

The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock and 10,000,000 shares of Series A Convertible Preferred Stock, $1.00 par value per share (the “Preferred Stock”). As of March 31, 2006, the Company had 24,701,874 shares of Common Stock issued and 23,136,815 shares outstanding, held by approximately 1,500 shareholders of record of the Common Stock, and 5,940,004 shares of Series Preferred Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

(i) On March 21, 2007, the Company issued to Martin A. Roenigk the Company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock Purchase Warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the Company’s Common Stock at a conversion price of $0.50 per share. If the entire principal amount of the Note were converted, the Company would issue to the holder an aggregate of 1,500,000 shares of Common Stock. The Warrant entitles the holder to purchase up to 750,000 shares of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Common Stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. No brokers or placement agents were involved in the offering of such securities.

(ii) In two separate transactions during the quarter ended March 31, 2007, the Company issued shares of Common Stock to The Focus Fund, LP. In the aggregate, the Company issued and sold 1,238,095 shares of Common Stock for an aggregate purchase price of $520,000. The table below sets forth the dates on which such securities were sold, the number shares issued on each date, and the purchase price per share of each sale:

Date	Number of Shares	Purchase Price per Share
February 14, 2007	1,000,000	$0.42
February 28, 2007	238,095	$0.42

The securities were issued in private placements not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of such Act. No brokers or placement agents were involved in the offering of such securities.

(iii) On July 14, 2005 the Company entered into a Securities Purchase Agreement with 16 non-affiliated accredited investors, with two additional accredited investors becoming parties to the Securities Purchase Agreement during July 2005. Pursuant to the Securities Purchase Agreement, the Company issued 6,198,671 units at a price of $1.20. Each unit consisted of (i) one share of the Company’s Series A Convertible Preferred Stock and (ii) a three-year warrant entitling the holder to purchase 0.45 share of Common Stock at an exercise price of $1.50 per share. The offering and sale of the units were made without registration under the Securities Act of 1933 in reliance on the exemption from the registration requirements of such Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder.

(iv) During the fourth quarter of 2004, the Company issued and sold an aggregate of 478,358 shares of its Common Stock to certain accredited investors at a price of $0.60 per share. The offering and sale of the shares were made without registration under the Securities Act of 1933 in reliance on the exemption from the registration requirements of such Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder.

(v) During the first quarter of 2004, the Company issued and sold an aggregate of 3,714,494 shares of Common Stock to certain new investors and existing shareholders of the Company at a price of $0.30 per share. The shares were not registered under the Securities Act of 1933 were not issued pursuant to an applicable exemption from the registration requirements of such Act. In April 2004, the Company conducted a rescission offer for the shares. The rescission offer was not registered under the Securities Act of 1933 and, consequently, it is unclear whether the rescission offer, which expired in May 2004, will relieve the Company of liability to purchasers of shares in the unregistered offering. The Company received no requests from shareholders to repurchase these shares of Common Stock during the rescission offer.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad−based industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small combined heat and power plants. Although the Company has submitted several proposals to municipal wastewater authorities and may receive some funding from federal grants that, if issued, would be used to further the development of its TIPS technology, the Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has not generated any material revenues.

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

The Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain long−term financing. Accordingly, the Company announced the acquisition of CASTion Corporation on April 16, 2007.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of December 31, 2006, the Company had a cash balance of $637,041 and current liabilities of $848,376. During the years ended December 31, 2006, 2005 and 2004, the Company’s operating expenses were $4,825,295, $5,542,524, and $1,930,996, respectively. The 2006 operating expenses include general and administrative expense charges of $433,276 relating to the issuance of warrants for services. The accrual of $3,245,000 for the deferred compensation retirement plan for the Company’s President, P.L. Montesi was adjusted by $2,707,750 due to a settlement agreement entered into on May 27, 2005. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $3,000,000, but will increase proportionally with the additional business resulting from the acquisition of CASTion Corporation.

During 2006, 2005 and 2004, the Company funded its operations primarily from the sale of restricted stock and the issuance of preferred stock in a private placement, borrowings, generally from shareholders, executive officers and other related parties, and through the issuance of debentures for cash or in settlement payments of other obligations. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, derivatives and bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the near−term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

In July 2005, the Company completed a $7,438,400 private equity placement. The proceeds of the private placement were used primarily in connection with the Company’s contract with the City of New York, to hire additional employees, and to open an office/laboratory in Hudson, MA.

In addition to other financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies.

Fiscal Year 2006 Compared to Fiscal Year 2005 and Fiscal Year 2004

The Company recorded total revenue of $1,057,363 and $268,932 and zero respectively for the years ended December 31, 2006, 2005 and 2004. The increase in revenue resulted from the award of three separate grants for the Company’s TIPS technology and the design and site work for the ARP project at NYCDEP. The Company had total operating expenses of $4,825,295, $5,542,524 and $1,930,996 for the three years ended December 31, 2006, 2005 and 2004 respectively. The increase of over $3.5 million in 2005 over 2004 was due primarily from one time expenses related to the increase in the number of employees from two in 2004 to ten in 2005, and the opening of the office/laboratory in Hudson, MA. The decrease in operating expenses between 2005 and 2006 is primarily due to expensing $2,832,782 in 2005 and $731,609 in 2006 related to the recognition of an expense for options and warrants. Travel and entertainment expenses were $501,196, $234,053 and $180,271 respectively for years ended December 31, 2006, 2005, and 2004 respectively. These increases reflect the increased activities of the Company. Management believes that, as a result of the acquisition of CASTion Corporation, which had total revenues in excess of $4,000,000 during the year ended December 31, 2006, the Company’s consolidated operating results should improve in 2007.

Total assets decreased from $4,843,531 on December 31, 2005 to $2,408,852 on December 31, 2006. The decrease is a direct result from the operating loss recorded in 2006. Total cash decreased from $4,325,801 to $637,041, but total accounts receivable, notes receivable and other current assets increased from $428,917 at December 31, 2005 to $1,519,457 on December 31, 2006. Total liabilities increased from $668,272 on December 31, 2005 to $1,195,376 on December 31, 2006 due generally to the increased activities of the company. During the same period total equity decreased $2,961,783.

Recent Developments

In April 2005, the Company entered into an agreement with New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during 2006 and the Company is in the process of entering into a new large contract for a facility at the 26th Ward WPCP. Construction by the Company with two primary subcontractors was delayed during 2006, but the Company expects to complete construction of the facility during 2007. If the operating results of the demonstration over the twelve month period after completion are successful, the Company hopes to enter into a long-term agreement with New York City.

Research and Development

Research and development activity has been, and the Company expects that it will continue to be, an integral part of the Company’s business activity. The Company continues to conduct research and development through its Hudson laboratory in a number of areas including testing new resins for its ARP system, testing various waste streams for potential clients, testing various waste streams for third parties including the Shaw Group, Chemcad and Aspen, modeling for the TIPS process, centrate testing related to the Company’s New York City project and, in conjunction with CASTion’s engineers, ARP process flow modifications.  The Company expects to expand its R&D capabilities when it consolidates the Hudson laboratory with CASTion’s R&D laboratory in Worchester, Massachusetts in the coming months.

Expected Changes in the Number of Employees

On May 1, 2005, the Company entered into an employment contract with Mr. Andrew T. Melton to serve as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Melton was also reelected as Director for a three- year period at the Company’s 2005 annual meeting. On September 14, 2005, the Company entered into an employment contract with its President and Chief Executive Officer, Mr. Dennis C. Cossey, in replacement of his previous employment agreement, which expired in 2004. The Company will continue to hire additional employees to complete staffing needs as needed. The Company foresees increases in the number of employees in the next 12 months, especially with the expected growth in business related to the acquisition of CASTion Corporation. Upon completion of the acquisition, the Company will have approximately 30 employees.

Off−Balance Sheet Arrangements

The Company does not have any off−balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

See the Company's Financial Statements for the years ended December 31, 2006, 2005 and 2004, beginning on page F-1.

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

In addition, no changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

Items 9, 10, 11, and 12 are incorporated by reference to the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of the Company − Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB−2, Commission File No. 333−21613, filed with the Commission on February 12, 1997 (the “SB−2 Registration Statement”)

3.2	Articles of Amendment to the Articles of Incorporation − Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10−KSB for the fiscal year ended December 31, 2002

3.3
Certificate of Amendment to the Articles of Incorporation, filed with the Arkansas Secretary of State on July 13, 2005 − Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8−K filed with the Commission on July 19, 2005 (the “July 19, 2005 8−K”)

3.4	Amended and Restated Bylaws of the Company − Incorporated by reference to Exhibit 3.2 to the SB−2 Registration Statement

4.1	Specimen Stock Certificate of the Company’s Series A Common Stock − Incorporated by reference to Exhibit 4.1 to the SB−2 Registration Statement

4.2	Form of Warrant − Incorporated by reference to Exhibit 4.1 to July 19, 2005 8−K

10.1	1997 Stock Option Plan − Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10−K for the fiscal year ended September 30, 1997

10.2
License Agreement, effective December 30, 1997, by and between the Company and Batelle Memorial Institute (“BMI”) − Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10−Q for the period ended March 31, 1998

10.3
Amendment Number 1 to License Agreement between the Company and BMI dated June, 1998 − Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10−KSB for the fiscal year ended December 31, 2004 (the “2004 10−K”)

10.4
Amendment Number 2 to License Agreement between the Company and BMI dated as of January 1, 2005 − incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10−KSB for the fiscal year ended December 31, 2005 (the “2005 10−K”)

10.5*	Employment Agreement dated November 18, 1998 by and between the Company and Alexander G. Fassbender and Amendment No. 1 thereto − Incorporated by reference to Exhibit 10.6 to the Company’s 2004 10−K

10.6*
Option Agreement dated July 26, 1999 by and between the Company and P.L. Montesi − Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10−Q for the period ended September 30, 1999 (the “September 1999 10−Q”)

10.7*	Option Agreement by and between the Company and Dennis C. Cossey − Incorporated by reference to Exhibit 10.37 to the September 1999 10−Q

10.8*
Retirement Plan dated June 16, 2003 by and between the Company and P.L. Montesi − Incorporated by reference to Exhibit 10.43 to the Company’s annual Report on Form 10−KSB for the fiscal year ended December 31, 2003 (“2003 10−K”)

10.9	License Agreement, effective October 1, 2003, by and between the Company and Alexander G. Fassbender − Incorporated by reference to Exhibit 10.44 to the 2003 10−K

10.10
Warrant Agreement, dated November 5, 2004 by and between the Company and Robert S. Trump and Form of Warrant − Incorporated by reference to Exhibit 99.SS to Amendment No. 10 to the Schedule 13D of Robert S. Trump, filed with the Commission on December 2, 2004

10.11
Securities Purchase Agreement, dated July 14, 2005, by and among the Company and the investors identified on the signature pages thereto − Incorporated by reference to Exhibit 10.1 to the July 19, 2005 8−K

10.12
Agreement, dated May 27, 2005, by and between the Company, the Estate of Primo L. Montesi and Betty Johnson Montesi − Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8−K filed with the Commission on June 3, 2005

10.13*	Employment Agreement, dated September 14, 2005, by and between the Company and Dennis C. Cossey − Incorporated by reference to Exhibit 10.13 to the 2005 10−K

10.14*	Employment Agreement, dated May 1, 2005, by and between the Company and Andrew T. Melton − Incorporated by reference to Exhibit 10.14 to the 2005 10−K

10.15	Technology Cooperative Agreement, dated March 24, 2006, by and between the Company and CASTion Corporation — Incorporated by reference to Exhibit 10.15 to the 2005 10−K

21.1	Subsidiaries of the Issuer − Filed herewith

24.1	Power of Attorney − Included on Signature Page

31.1	Sarbanes Oxley Act § 302 Certification of Principal Executive Officer, Dennis C. Cossey − Filed herewith

31.2	Sarbanes Oxley Act §302 Certification of Principal Financial Officer, Andrew T. Melton − Filed herewith

31.1	Sarbanes Oxley Act § 906 Certification of Principal Executive Officer, Dennis C. Cossey − Filed herewith

32.2	Sarbanes Oxley Act § 906 Certification of Principal Financial Officer, Andrew T. Melton − Filed herewith

* Management Contract or Compensatory Plan or Arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

Fees billed to the Company by Kemp & Company, our independent auditors for fiscal years 2005 and 2006, all of which were approved by the Audit Committee, were comprised of the following:

Audit Fees. Kemp & Company’s fee for its audit of the Company’s annual financial statements, its review of the financial statements included in the Company’s quarterly reports on Form 10−QSB, audits of statutory filings, comfort letter procedures and review of other regulatory filings for 2005 and 2006 were $34,000 and $50,000, respectively.

Audit Related Fees. No fees were billed to the Company for audit related services in 2005 or 2006.

Tax Fees. Kemp & Company’s fees for tax services provided to the Company, including tax compliance, tax advice and planning, totaled $500 in 2005 and $1,000 in 2006.

All Other Fees

No other fees were billed to the Company by Kemp & Company in 2005 or 2006 for “other services.”

Pre−approval Policies and Procedures

The Audit Committee reviews and approves in advance any audit and permitted non−audit services to be provided by the Company’s independent auditors. The Audit Committee has the sole authority to make these approvals.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. THERMOENERGY CORPORATION

Date: April 17, 2007	By:	/s/ Dennis C. Cossey
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

In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dennis C. Cossey	April 17, 2006
Dennis C. Cossey President and Chief Executive Officer, Director

/s/ Andrew T. Melton	April 17, 2006
Andrew T. Melton Executive Vice President and Chief Financial Officer, Director

/s/ Alexander G. Fassbender	April 17, 2006
Alexander G. Fassbender Executive Vice President and Chief Technology Officer, Director

/s/ Paul A. Loeffler	April 17, 2006
Paul A. Loeffler Director

/s/ Louis J. Ortmann	April 17, 2006
Louis J. Ortmann Director

/s/ Lowell E. Faulkenberry	April 17, 2006
Lowell E. Faulkenberry Director

THERMOENERGY CORPORATION

FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005 and 2004

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying balance sheets of ThermoEnergy Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company’s technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

/s/Kemp & Company
Little Rock, Arkansas
April 17, 2007

THERMOENERGY CORPORATION
BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005

ASSETS

Cash	637,041	4,325,801
Accounts Receivable	874,282	310,467
Note Receivable - CASTion	493,376	-
Prepaid Insurance	117,111	118,450
Other Current Assets	34,688	-
Total Current Assets	2,156,498	4,754,718

Property and Equipment, at cost:
Equipment, Furniture and Fixtures	295,704	108,622
Less Accumulated Depreciation	(43,350)	(19,809)
Total Fixed Assets	252,354	88,813

Total Assets	2,408,852	4,843,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	497,855	318,272
Other Current Liabilities	350,521	-
Total Current Liabilities	848,376	318,272

Deferred Compensation Retirement Plan for Officer Net of Current Portion	347,000	350,000
Total Long Term Liabilities	347,000	350,000

Total Liabilities	1,195,376	668,272

Stockholders' Equity (Deficit):
Series A Convertible Preferred Stock, $1 par value: authorized -
10,000,000 shares; issued and outstanding: 6,198,671 shares;	6,198,671	6,198,671

Common Stock, $.001 par value; authorized - 75,000,000 shares;
issued 2006 and 2005 - 23,220,612 shares; outstanding: 2006
and 2005 - 23,136,815 shares	23,221	23,221

Additional Paid-In Capital	29,862,326	29,130,717

Accumulated Deficit	(34,870,742)	(31,177,350)

Total Equity	1,213,476	4,175,259

TOTAL LIABILITIES AND EQUITY	2,408,852	4,843,531

THERMOENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Operating Income:
Water Group	525,091	247,571	-
Power Group	532,272	21,361	-
Total Operating Income	1,057,363	268,932	-

Operating Expenses:
General and Administrative	4,284,099	5,203,252	1,650,725
Payments Under Licenses	40,000	105,219	100,000
Travel and Entertainment	501,196	234,053	180,271
Total Operating Expenses	4,825,295	5,542,524	1,930,996

Loss From Operations	(3,767,932)	(5,273,592)	(1,930,996)

Other Income (Expenses):
Interest Income	74,540	36,691	5,870
Other Income		77	-
Total Other Income (Expense)	74,540	36,768	5,870

Net Loss	(3,693,392)	(5,236,824)	(1,925,126)

Basic and Diluted per Common Share:
Loss From Operations	$(0.16)	$(0.23)	$(0.09)
Net Loss	$(0.16)	$(0.23)	$(0.09)

THERMOENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2004 Through December 31, 2006

	Common Stock	Series A Convertible Preferred Stock	Additional Paid- In Capital	Accumulated Deficit	Total

Balance (Deficit), January 1, 2004	17,781	-	19,949,589	(24,015,400)	(4,048,030)

Issuance of stock for accounts payable balances, various months 2004 (593,349 shares at an average price of $.76579 per share)	593	-	453,788	-	454,381

Issuance of stock, various months 2004 (3,018,515 shares at $.30 per share)	3,019	-	902,536	-	905,555

Issuance of stock, various months 2004 (1,174,337 shares at $.60 per share)	1,174	-	703,426	-	704,600

Issuance of stock in partial satisfaction of deferred compensation balance with an officer, May 2004 (125,000 shares at $.30 per share)	125	-	37,375	-	37,500

Net Loss	-	-	-	(1,925,126)	(1,925,126)

Balance (Deficit), December 31, 2004	22,692	-	22,046,714	(25,940,526)	(3,871,120)

Issuance of stock for account payable balances, June 2005, (534,177 shares at a price of $1.32 per share)	534	-	704,580	-	705,114

Settlement of Deferred Compensation Retirement Plan of Officer	-	-	2,707,750	-	2,707,750

Issuance of Series A Convertible Preferred Stock and Warrants ("unit"), July 2005, net of issuance costs of $452,619 (6,198,671 shares and 2,789,400 warrants at a price of $1.20 per share)	-	6,198,671	787,115	-	6,985,786

Issuance of stock for officer bonus, July 2005 (25,000 shares at a price of $1.40 per share)	25	-	34,975	-	35,000

Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	(141)	-	(125,690)	-	(125,831)

Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	111	-	142,491	-	142,602

Warrants issued for services	-	-	1,775,245	-	1,775,245

Warrant price adjustment - private placement units	-	-	261,803	-	261,803

Reduction in balance of deferred compensation by issuing Stock Options, September 2005	-	-	795,734	-	795,734

Net Loss	-	-	-	(5,236,824)	(5,236,824)

Balance (Deficit) December 31, 2005	23,221	6,198,671	29,130,717	(31,177,350)	4,175,259

Options: issued to officers and directors	-	-	298,333	-	298,333

Warrants issued for services	-	-	433,276	-	433,276

Net Loss	-	-	-	(3,693,392)	(3,693,392)

Balance December 31, 2006	23,221	6,198,671	29,862,326	(34,870,742)	1,213,476

THERMOENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Operating activities:
Net loss	(3,693,392)	(5,236,824)	(1,925,126)

Items not requiring (providing) cash:
Options issued to officers and directors	298,333	-	-
Warrants issued for services and warrant price adjustment	433,276	2,037,048	-
Depreciation Expense	23,541	-	-

Changes in:
Accounts Receivable	(563,815)	(310,467)	-
Other Current Assets	(526,725)	(118,450)	-
Advances to officers	-	(118,965)	(212,654)
Accounts Payable	179,583	441,190	-
Other Current Liabilities	404,521	-	230,917
Deferred Compensation	-	606,790	598,742
Deferred Compensation retirement plan	(57,000)	(110,000)	-

Net cash used in operating activities	(3,501,678)	(2,809,678)	(1,308,121)

Investing activities:
Purchases of fixed assets	(187,082)	(88,813)	-

Net cash used in investing activities	(187,082)	(88,813)	-

Financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	-	6,985,786	-
Proceeds from issuance of Common Stock and Warrants	-	-	1,610,155
Proceeds from notes payable and advances from officers	-	100,000	-
Proceeds from Convertible Debentures	-	-	-
Payments on notes payable and advances from officers	-	(100,000)	-
Purchase and cancellation of Treasury Stock	-	(125,831)	-

Net cash provided by financing activities	-	6,859,955	1,610,155

Increase (Decrease) in cash	(3,688,760)	3,961,464	302,034
Cash, beginning of period	4,325,801	364,337	62,303
Cash, end of period	637,041	4,325,801	364,337

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

December 31, 2006

Note 1: Organization and summary of significant accounting policies (continued)

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies (see Notes 2 and 3). During 2005, the Company entered into its first commercial contract with the city of New York for a 500,000 gallon per day ARP facility to be sited at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). During 2006, the contract for the Bowery Bay WPCP was cancelled and the project is currently being moved to the 26th Ward WPCP.

On February 14, 2005, the Company made the strategic decision to cancel existing license agreements with BMI for STORS, NitRem and DSR technologies in a move designed to fully concentrate its human and financial resources on only those technologies that management believes have significant long-term commercial potential.

 Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value and included retainage amounts of $143,501 and $42,285 at December 31, 2006 and 2005, respectively. There was no allowance for doubtful accounts at December 31, 2006 and 2005. Receivables related to the Company’s contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current. Approximately 78% and 41% of the accounts receivable balances at December 31, 2006 and 2005, respectively, were amounts associated with the New York commercial contract.

 Property and equipment

Property and equipment are depreciated over the estimated useful life of each asset. Depreciation is computed primarily using the straight-line method.

 Revenue Recognition

Revenues from grants (which are classfied in Power Group Operating Income in the 2006 and 2005 Statements of Operations) are recognized over the period that related costs are incurred.  Water Group Operating Income (which is primarily associated with the New York commercial contract) earned during 2006 and 2005 was primarily based on allowable subcontractor costs incurred plus allowable profit of 10% and labor charged, which approximated the precentage-of-completion method for construction contract accounting (cost-to-cost method) at December 31, 2006 and 2005.

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

 Loss per common share

Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Stock options, warrants, and the dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 23,136,815, 22,865,087, and 20,796,822 shares for the years ended December 31, 2006, 2005 and 2004, respectively. For additional disclosures regarding Series A Convertible Preferred Stock, stock options, warrants and contingently issuable shares, see Notes 4, 7, 10 and 11, respectively.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 1: Organization and summary of significant accounting policies (continued)

 Stock options

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (Revised 2004) Share-Based Payment “FAS 123R”. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted during 2006 with the following assumptions: expected dividends of zero, expected volatility of 65%, risk free interest rate of 4.31%, expected term of five years and grant-date fair value of $.94.

Prior to January 1, 2006, the Company accounted for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation is reflected in the 2005 and 2004 Statements of Operations, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123R to stock based compensation for the years ended December 31, 2005 and 2004 (dollar in thousands except for per share amounts):

	2005	2004

Loss from operations, as reported	$(5,274)	$(1,931)
Deduct: Total stock-based
employee compensation expense
determined under the fair value
method for all grants	(1,315)	(204)

Pro forma loss from operations	$(6,589)	$(2,135)

Net loss, as reported	$(5,237)	$(1,925)
Deduct: Total stock-based
employee compensation expense
determined under the fair value
method for all grants	(1,315)	(204)

Pro forma net loss	$(6,552)	$(2,129)

Loss per common share:
Loss from operations, as reported	$(.23)	$(.09)
Loss from operations, pro forma	$(.29)	$(.10)
Net loss, as reported	$(.23)	$(.09)
Net loss, pro forma	$(.29)	$(.10)

See Note 7 for further information concerning the calculation of pro forma amounts.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

 Advertising

Advertising costs are expensed as incurred and amounted to $49,887, $9,703 and $26,373 for the years ended December 31, 2006, 2005 and 2004, respectively.

 Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the reporting format used in the 2006 financial statements.

 Effect of new accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect the standard will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates. The Company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect the standard will have on its results of operations and financial condition.

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

On March 24, 2006, the Company entered into a Technology Cooperative Agreement with CASTion Corporation, under which CASTion Corporation will allow the Company to use its R-Cast system for the removal of ammonia from wastewater. During 2006, the Company also entered into a letter of intent agreement to acquire CASTion Corporation (see Notes 4 and 11).

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 3: License and marketing agreements (continued)

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

The Company entered into the agreements referred to above and in Notes 2 and 10 as part of its business strategy of creating collaborative working relationships with established engineering and environmental companies. Management believes that such relationships will limit the Company’s participation in future projects to providing the Technologies and technical support relevant to such projects. The Company may be required to bear a portion of the operational costs of such collaborative efforts. Accordingly, the profitability of future projects and the Company’s financial success may be largely dependent upon the abilities and financial resources of the parties collaborating with the Company. The Company continues to develop additional relationships with such engineering and environmental companies in order to further the development of the Company’s technologies.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 4: Note receivable

During 2006, the Company entered into a financial agreement with CASTion Corporation, a subcontractor for the Company in which the Company advanced the subcontractor $493,376. The demand note, which bears interest at 8% at December 31, 2006, is secured and shown in the financial statements as a Note Receivable.

Note 5: Income taxes

A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2006, 2005 and 2004 were increases of approximately $1,393, $277,000 and $603,000, respectively. The Company's deferred tax liabilities are not significant. Significant components of the Company's deferred tax assets are as follows as of December 31:
	2006	2005	2004
Net operating loss carryforwards	$7,550,000	$6,431,000	$5,758,000
Deferred compensation	135,000	156,000	1,485,000
Stock options and warrants	1,306,000	1,011,000	78,000
	8,991,000	7,598,000	7,321,000
Valuation allowance - deferred tax assets	(8,991,000)	(7,598,000)	(7,321,000)

	$0	$0	$0

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 5: Income taxes (continued)

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the year ended December 31:

	2006	2005	2004

Computed at statutory rate (34%)	$(1,255,753)	$(1,780,520)	$(654,543)
Increase in valuation allowance for deferred tax assets	1,393,000	277,000	603,000

Non-deductible items and other	(137,247)	1,503,520	51,543

Provision for income taxes	$0	$0	$0

The Company has net operating loss carryforwards at December 31, 2006 of approximately $19,800,000 which expire in various amounts during 2007 through 2026.

Note 6: Related party transactions

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

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 6: Related party transactions (continued)

During 2000, the Board of Directors approved the formation of a ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring the Company’s rights and interests in TIPS. The organizational documents for ThermoEnergy Power Systems indicate that the Company will have a 85% ownership interest and the Executive Vice President and Senior Vice President of Technology, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2006, ThermoEnergy Power Systems had not been capitalized by the Company.

During 2005, the Company entered in an agreement (the Agreement) with the Estate and widow of P.L. Montesi (the “Estate”), its former President and Principal Financial Officer on the terms of a restructured retirement compensation package for Mr. Montesi. Under the terms of the proposed settlement, the Company agreed to pay the Estate $5,000 a month for 10 years beginning April 1, 2005. To the extent that the Company’s cash and cash equivalents fall below $100,000 at the end of any month, the Company shall issue 3,500 shares of Common Stock to the Estate in lieu of cash; but in no event shall the Company issue more than 15,000 shares of Common Stock per year. The agreement also provided for a one-time payment to the Estate in the amount of $65,000 which was paid in July, 2005. The Company also issued the Estate options to purchase 1,000,000 shares of our common stock at a price of $1.09 per share, exercisable for a ten year period which was valued at approximately $829,000 using the Black-Scholes pricing model. The expiration date of the stock options currently held by the Estate has been extended to May 27, 2010. Per the terms of the Agreement, on August 2, 2005 the Company purchased 141,383 shares of common stock from the Estate for a total purchase price of $125,830.87.

See Note 7 for additional related party transactions.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 7: Common Stock

The Company owns 83,797 shares of its Common Stock pursuant to a settlement agreement with a former stockholder. These treasury shares have a zero cost basis.

The Company’s 1997 Stock Option Plan (the “Plan”) provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminates in May 2007 or sooner if all of the options granted under the Plan have been exercised, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. No formal grant of stock options under the Plan was made during 2006, 2005 and 2004.

During 2006, the Board of Directors awarded various officers and members of the Board of Directors a total of 545,000 non-qualified stock options. The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date ($0.94) and expire five years from that date.

During 2005, the Board of Directors awarded various officers of the Company 650,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant date ($1.22) and expire five years from that date. During 2005, the Board of Directors also extended the exercise date of 1,385,600 outstanding stock options to December 31, 2008. During 2004, the Board of Directors awarded non-officer directors a total of 250,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant dates ($.50 and $.90) and expire five years from those dates. During 2004, the Board of Directors also extended the exercise date by an additional 5 years for 300,000 of stock options granted during 1999.

Pro forma information regarding net loss and loss per share for 2005 and 2004 (see Note 1) is required by FAS 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123R. The fair value of these options was estimated at the date of grant for the years ended December 31, 2005 and 2004 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 3.73% and 3.53%, respectively, dividend yields of 0%, estimated volatility factors for the expected market price of the Company’s Common Stock of 65% for 2005 and 60% for 2004, and a weighted-average expected life of the options of 4.2 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 7: Common Stock (continued)

A summary of the Company’s stock option activity for the three years ended December 31, 2006, and related information follows:

			Weighted
			Average
			Exercise
	Number	Price	Number
	of Shares	per Share	Exercisable

Balance at December 31, 2003	2,241,900	$2.85
Granted during 2004	300,000	$0.78

Balance at December 31, 2004	2,541,900	$2.61	2,541,900
Granted during 2005	2,650,000	$1.20

Balance at December 31, 2005	5,191,900	$0.89	5,191,900
Granted during 2006	545,000	$0.94

Balance at December 31, 2006	5,736,900	$1.80	5,736,900

The weighted average fair value of options granted during the periods presented above were approximately $204,000, $1,315,000 and $298,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Exercise prices for options outstanding as of December 31, 2005 ranged from $.50 to $6.36. The weighted average remaining contractual life of those options was approximately 4 years at December 31, 2006.

See Note 6 for discussion of issuance of stock options in connection with a restructured retirement compensation package and with the settlement of deferred compensation amounts with officers.

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 7: Common Stock (continued)

On March 23, 2004, the Company’s Board of Directors approved a rescission offer to stockholders who purchased the Company’s Common Stock during the fourth quarter of 2004 due to the determination that an exemption from the registration requirements of the Securities Act of 1933, as amended, was not available. The purchasers did not require the Company to repurchase any of the shares pursuant to this offer.

Pursuant to a Securities Purchase Agreement dated July 14, 2005 (the “Securities Purchase Agreement”) the Company completed a $7,438,400 private placement in which it issued 6,198,671 units (the “Units”), with each Unit consisting of one share of Series A Convertible Preferred Stock, $1.00 par value (the “Preferred Stock”), and a three-year warrant entitling the holder to purchase 0.45 share of Common Stock, $0.001 par value, at an exercise price of $1.50 per share, which exercise price was subsequently reduced to $0.75 per share pursuant to penalty provisions contained in the Securities Purchase Agreement. The Company recorded general and administrative expenses aggregating $261,803 in connection with the reduction of the warrant price.

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

During 2006, the Company issued warrants for the purchase of 800,000 shares of Common Stock at an exercise price of $0.27 per share. The Company recorded general and administrative expenses aggregating $100,960 (based on the Black-Scholes pricing model) in connection with the issuance of the warrants.

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

At December 31, 2006, there were outstanding warrants for the purchase of 8,219,189 shares of the Company’s Common Stock at prices ranging from $.30 per share to $2.40 per share until expiration (4,769,189 shares in 2008 and 2,200,000 shares in 2009 and 1,250,000 shares in 2012).

At December 31, 2006, approximately 14,700,000 shares of Common Stock were reserved for future issuance under warrant agreements, stock option arrangements and other commitments (see Note 10 for discussion of shares issuable under an agreement with a financial advisor and Note 11 for subsequent events involving warrants, stock options and Common Stock of the Company).

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note 8: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2006, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.

Note 9: Management's consideration of going concern matters

The Company has incurred net losses since inception and will likely require additional capital to continue commercialization of the Technologies and to fund the Company’s liabilities. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management. In conjunction with these effects, the Company announced the acquisition of CASTion Corporation on April 13, 2007. The acquisition is described more fully in Note 11.

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

At December 31, 2006 and 2005, the Company had cash in financial institutions that exceeded the limit insured by the Federal Deposit Insurance Corporation.

During 2006, the Company terminated the consulting contract with Rock Capital, LLC (“Rock”). Rock sued the Company for breach of contract and 4 different tort claims. During the first quarter of 2007, a jury awarded Rock $298,000 and dismissed with prejudice all of the tort claims. The Company recorded a $325,000 payable as of December 31, 2006, but appealed the jury verdict on April 13, 2007. (See Note 11).

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

During 2003, the Company engaged Prospect Street Ventures (“PSV”) to serve as its exclusive financial advisor in connection with the raising of capital and the Company’s consideration of various strategic alternatives. The letter agreement between PSV and the Company provided for PSV to be compensated for its services through the issuance of the Company’s Common Stock in specified amounts. PSV was also entitled to success fees and to other compensation if certain transactions were completed within two years of the termination of the agreement. No shares of the Company’s Common Stock were issued to PSV during 2003. During 2004, the Company and PSV verbally agreed to satisfy the compensation provisions of the agreement through the issuance to PSV of 201,000 shares of the Company’s Common Stock. During 2005, the Company issued PSV restricted shares of the Company’s Common Stock, paid PSV $27,500, and issued PSV warrants to purchase the Company’s Common Stock for a period of three years at an exercise price of $0.60. These payments effectively ended the agreement with PSV.

Note 11: Subsequent events

During the third quarter of 2006, Rock Capital LLC (“Rock”), a former consultant to ThermoEnergy, filed a lawsuit in Pulaski County Arkansas, against ThermoEnergy and personally against Dennis Cossey, CEO, and Andrew Melton, CFO, for breach of contract, slander, fraud in the inducement, fraud, and negligence. The Company notified shareholders of the existence of this lawsuit in its 3rd Quarter 10-QSB and its intention to vigorously defend against these allegations which management considered spurious and without merit. In October of 2006, the Plaintiff voluntarily withdrew its slander claim against the Company and Messrs. Cossey and Melton.

On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice Rock’s claims against them individually on the fraud in the inducement, fraud and negligence claims.

On February 9, 2007, in a 9 to 3 verdict, a Pulaski County Arkansas jury found for the Plaintiff on its breach of contract claim against the Company, awarding it $298,720.01 which was the balance due under its three year consulting contract set to expire March 8, 2008. The Company expensed and recorded an account payable for $325,000 on December 31, 2006. Subsequently on April 13, 2007 the Company filed an appeal on the breach of contract. The Company believes that it has grounds for an appeal and will pursue the appeal vigorously.

The Company announced on April 16, 2007 that it had entered into an agreement to acquire CASTion Corporation (CASTion”), an award winning supplier of wastewater treatment and chemistry recovery systems. Headquartered in Worcester, MA, CASTion is currently one of the prime subcontractors to the Company for the assembly and installation of the Company’s NYCDEP ARP project currently underway. As previously announced on September 12, 2006, CASTion will become a wholly owned subsidiary of the Company. Unaudited financial statements of CASTion for the year ended December 31, 2006 and audited financial statements for the years ended December 31, 2005 and 2004 reflect total assets at year end of $981,390, $792,473 and $950,261 respectively. CASTion recorded net losses of $974,173, $1,270,427 and $578,681 on total revenue of $4,121,040, $2,546,736 and $3,682,713 for 2006, 2005, and 2004 respectively.

The Company announced during the first quarter of 2007 that it sold approximately 1.2 million shares of restricted common stock to an unrelated third party institutional fund. The shares were sold at the market at the time of the sale, or at a slight discount to the market and the sale resulted in a net receipt of cash to ThermoEnergy of $520,000. The fund had been following the company’s technologies for approximately three years and felt it was time to make a sizeable investment in ThermoEnergy. With additional public purchases made during the quarter, the fund could end up owning in excess of five percent (5%) of the outstanding common shares of ThermoEnergy. The addition of this fund increases the holdings of institutions to approximately 25% of the total outstanding common shares of the Company. Additional information can be found in the 8-K filed on March 29, 2007.

The Company’s Board of Directors by a Resolution dated March 21, 2007 granted director, Lowell E. Faulkenberry an option to purchase, Forty Thousand, (40,000) shares of restricted common stock of the Company at a price (the “Exercise Price”) equal to forty-three cents ($0.43) per share, at any time or from time to time, during the period commencing on that date and expiring at 5:00 p.m. on March 20, 2012 (the “Exercise Period). The Company will record an expense per FAS 123R during the first quarter for the granting of this stock option.

During the first quarter of 2007, four holders of Series A Convertible Preferred (“Preferred”) stock converted a total of 258,667 shares into 258,667 shares of common stock. The shares converted represented 4.2% of the total Preferred shares that had been issued, resulting in 5,940,004 shares of Preferred being outstanding as of April 13, 2007.

On March 22, 2007 the Company announced the appointment of Mr. Martin A. Roenigk as an Advisory Director to the Board of Directors. Mr. Roenigk currently serves as the Chairman and CEO of CompuDyne Corporation (“CompuDyne”, NASDAQ: CDCY). Coinciding with his appointment as an Advisory Director, Mr. Roenigk made a $750,000.00 investment in ThermoEnergy and obtained the right, under a Securities Purchase Agreement with ThermoEnergy to make further investments in the Company. Mr. Roenigk may increase the investment by up to an additional $750,000.00 for a period of one (1) year after closing, on the exact same terms, solely at his option. The investment will be used in accordance with the business plan of the Company as presented to Mr. Roenigk and application of funds may include the acquisition of CASTion, as well as working capital for the merged businesses, and research and development for both ARP and TIPS.

The investment was by way of a Convertible Note (the “Note”) with a six (6) year maturity and a five percent (5%) simple interest with semi-annual interest payments. The Note can be converted at any time by the Investor in total or in part at a prorated basis at $0.50 per common share. The original Note of $750,000 can be converted by the Investor into 1,500,000 shares of ThermoEnergy Corporation restricted common stock. The Company will have the right to roll any semi-annual interest rate into the principal amount of the Note with the payment of a $2,500.00 penalty. The number of shares will increase prorata with any increase to the note from unpaid interest. Mr. Roenigk received a warrant to purchase for three years or the final maturity date of the Note whichever is greater, seven hundred fifty thousand (750,000) Common Shares priced at the lesser of (1) the Company’s average share price for the 12 months prior to the exercise of the warrants subject to a minimum price of $0.50 and (2) a maximum price of $1.00. Mr. Roenigk also receive an additional warrant under the exact same terms proportionate to any additional investment amount that he makes during the one year period. These shares will be restricted shares pursuant to Rule 144 of the Securities Act 1933 and cannot be resold for the first year and are then subject to orderly market restrictions.