Form 10KSB/A
period 2006-12-31
THERMOENERGY CORP
filed 2007-05-01
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10−KSB/A

Amendment No. 1 to
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

EXPLANATORY NOTE

The Company’s definitive proxy statement with respect to its 2007 Annual Meeting will not be filed within 120 days of the end of the fiscal year ended December 31, 2006. This Amendment No. 1 on Form 10−KSB/A amends the Company’s Annual Report on Form 10−KSB for the purpose of amending Items 9, 10, 11, and 12 to include information required to be set forth in Part III of Form 10−KSB and not included in the original filing. This Amendment is also being filed to amend Item 13 of Part III of Form 10−KSB to reflect the filing of certifications required by Rule 13a−14(a) of the Securities Exchange Act of 1934, as amended.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of the Company’s original Annual Report on Form 10−KSB on April 17, 2007 or modify or update other information or exhibits to the Company’s Annual Report on Form 10−KSB.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows information about our directors and executive officers as of December 31, 2006:

Name	Age	Position
Dennis C. Cossey	61	Chairman of the Board of Directors, President and Chief Executive Officer
Andrew T. Melton	60	Director, Executive Vice-President, Treasurer and Chief Financial Officer
Alexander G. Fassbender	53	Director, Executive Vice-President and Chief Technology Officer
Lowell E. Faulkenberry	55	Director
Paul A. Loeffler, PhD	59	Director
Louis J. Ortmann, DDS	69	Director

The business experience of each of the persons listed above during the past five years is as follows:

Dennis C. Cossey has served as Chairman of the Board of Directors since 1990. Mr. Cossey has been the Chief Executive Officer and a director of the Company since 1988. Prior to joining the Company, Mr. Cossey served in executive and sales positions at a number of companies, including IBM and Peter Kiewit and Sons Engineering. Mr. Cossey is a member of several industry professional groups including the American Society of Naval Engineers, the US Naval Institute, the Society of Naval Architects and Marine Engineers and the Association of Energy Engineers. Mr. Cossey has testified before Congress on various environmental issues.

Andrew T. Melton has served as a director of the Company since September 1997, and has served as Executive Vice President and Chief Financial Officer since September 2005. Mr. Melton served as chairman of the Audit Committee until he resigned upon his appointment as Chief Financial Officer. Mr. Melton is a certified public accountant and received an MBA in finance and a Bachelor of Science degree in economics from Louisiana Tech University. From 1986 to 1994, Mr. Melton served as Executive Vice President, Chief Financial Officer and Treasurer of Worthen Banking Corporation, Little Rock, Arkansas. From 1995 to 1998, Mr. Melton was Vice President with Merrill Lynch Capital Markets in Little Rock, Arkansas. From January 1997 to January 1999, Mr. Melton served as Chief Executive Officer and the principal shareholder of Solomon Financial Inc., a company specializing in financing Canadian imports to the US. Mr. Melton most recently was President and principal shareholder of Solomon Equities, Inc., located in Irving, Texas that he started in January 1999. On August 26, 2004, Solomon Equities Inc., d/b/a Trail Dust Steak House of Denton and Grapevine filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, and during 2005 the bankruptcy was converted to a Chapter 7 liquidation and the company was dissolved. Mr. Melton is a Viet Nam veteran and received an Honorable Discharge from the United States Marine Corps.

Alexander G. Fassbender has served as Executive Vice President and Chief Technology Officer since November 1998 and as a director of the Company since June 2005. Prior to joining the Company, Mr. Fassbender was Manager of Technology Commercialization at Battelle Memorial Institute (BMI) Pacific Northwest Laboratories. He had held various positions with BMI since 1976. Mr. Fassbender received his BS (Chemical Engineering) in 1976 from the University of California, Berkeley and his MBA in 1980 and his MS (Chemical Engineering) in 1988, both from the University of Washington, Seattle.

Lowell E. Faulkenberry has served as a director of the Company since June 2006. Mr. Faulkenberry serves as chairman of the Audit Committee and as a member of the Compensation and Benefits Committee. Mr. Faulkenberry is a certified public accountant and received a BA in Accounting from the University of Texas at Arlington. Since 2000, Mr. Faulkenberry has been the principal of Enhanced Performance Solutions, LLC. Mr. Faulkenberry performs financial consulting services primarily for American Electric Power and its former subsidiaries. From 1986 to 2000, Mr. Faulkenberry served as Senior Vice President and Director of Internal Audit/Risk Management for BOK Financial Corporation, a large multi-bank and multi-state bank holding company headquartered in Tulsa, Oklahoma. Prior to joining BOK, Mr. Faulkenberry was a senior auditor with KPMG Peat Marwick. Mr. Faulkenberry is a veteran who served with the U.S. Air Force during the Viet Nam conflict.

Dr. Paul A. Loeffler has served as a director of the Company since September 1997. Dr. Loeffler also serves as a member of the Audit and the Compensation and Benefits Committees. Since 1985, Dr. Loeffler has been a professor of chemistry at Sam Houston State University, Huntsville, Texas, and has been with the University’s chemistry department of Sam Houston State University since 1975. Dr. Loeffler received his Ph.D. and MA in inorganic chemistry from Rice University. Dr. Loeffler also serves as a member of the Board of Directors of the Texas Regional Institute for Environmental Studies in Huntsville, Texas, where he was associate director from 1992 until 2002.

Dr. Louis J. Ortmann has served as a director of the Company since 1991. Dr. Ortmann serves as chairman of the Compensation and Benefits Committee and as a member of the Audit Committee. Dr. Ortmann is an associate dentist with Louis J. Ortmann Dental Clinic, Inc., in Festus, Missouri. Dr. Ortmann is a graduate of the University of St. Louis.

Committees of the Board

Compensation and Benefits Committee. The Compensation and Benefits Committee consists of Dr. Ortmann, as Chairman, Dr. Loeffler and Mr. Faulkenberry. This committee makes recommendations to the Board of Directors on compensation generally, executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation. The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated. The Company has commissioned a study of directors and executives compensation by a firm of independent experts to be presented to the Benefits and Commission Committee. The Board has determined that all of the members of the Compensation and Benefits Committee are independent.

Audit Committee. The Audit Committee consists of Mr. Faulkenberry, as Chairman, Dr. Loeffler and Dr. Ortmann. This committee oversees the Company’s financial reporting process and internal controls. The Audit Committee is governed by a written charter approved by the Board of Directors. The charter sets out the Audit Committee’s membership requirements and responsibilities. A copy of the Audit Committee charter was provided to shareholders as Annex A to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting (filed with the Securities and Exchange Commission on May 2, 2005); the Audit Committee charter has not been materially amended since such date. As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied. The Audit Committee selects the Company’s registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence. The Board has determined that all of the members of the Compensation and Benefits Committee are independent and that Mr. Faulkenberry is an audit committee financial expert (as defined in Item 407(d)(5)(ii) of Regulation S-B).

Nominations

The Board of Directors does not have a standing Nominating Committee. The Board of Directors believes that it is appropriate not to have a standing Nominating Committee because of the small size of the Board of Directors. Accordingly, the entire Board of Directors performs the functions of a Nominating Committee by collectively considering nominations to the Board of Directors. The Board of Directors identifies the individuals to be nominated for election to the Board of Directors and selects those candidates to be presented for shareholder approval at the Annual Meeting of Shareholders.

In addition, the Board of Directors will consider director candidates recommended by the shareholders if a nominating shareholder complies with the following requirements. If a shareholder wishes to recommend a candidate to the Board of Directors for consideration as a Board of Director’s nominee, the shareholder must submit in writing to the Board of Directors the nominee’s name and a brief resume setting forth the nominee’s business and educational background and qualifications for service, and a notarized consent signed by the recommended candidate stating the recommended candidate’s willingness to be nominated and to serve. This information must be delivered to the Chairman of the Board of Directors at the following address: ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201, and must be received no later than December 31 in any year to be considered as a potential director nominee at the Annual Meeting of Shareholders for the following year. The Board of Directors may request additional information if it determines a potential candidate may be an appropriate nominee.

Shareholder Communications

The Board of Directors does not have a formal policy for shareholder communications to the Board of Directors. The small size of the Board of Directors and the simple administrative structure of ThermoEnergy permits shareholders to have easy access to ThermoEnergy’s management and its directors for any communications, including those pertaining to director nominations as set forth above. Shareholder inquiries, suggestions and other communications may be directed to ThermoEnergy’s Chairman and Chief Executive Officer at ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

Code of Ethics

A copy of the Company’s Code of Business Conduct and Ethics, including additional provisions which apply to the chief executive officer and senior financial officers, may be obtained free of charge by making a written request to Investor Relations, ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

Compensation of the Board

Directors do not receive cash compensation for serving on the Board or its committees. Non-employee directors are awarded annual grants of non-qualified stock options. All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2006 to our directors who are not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Lowell E. Faulkenberry (3)	none	none	none
Paul A. Loeffler PhD	none	$5,474(4)	$5,474
Louis J. Ortmann DDS	none	$5,474(5)	$5,474
Ian A. Bowles (6)	none	$21,896(7)	$21,896
David P. Lahaie (8)	none	$13,685(9)	$13,685
John F. Corcoran (10)	none	$5,474(11)	$5,474

(1)    Certain columnar information required by Item 402(f)(2) of Regulation S-B has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2006.

(2)    The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, and may include amounts from awards granted both in and prior to the fiscal year ended December 31, 2006. As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company's performance, stock price fluctuations and applicable vesting.

(3)    Elected June 2006.

(4)    An option to purchase 10,000 shares at an exercise price of $0.94 per share was granted to Dr. Loeffler on January 19, 2006. This option has a termination date of January 20, 2011. At December 31, 2006, Dr. Loeffler held options for the purchase of an aggregate of 61,900 shares, all of which were exercisable.

(5)    An option to purchase 10,000 shares at an exercise price of $0.94 per share was granted to Dr. Ortmann on January 19, 2006. This option has a termination date of January 20, 2011. At December 31, 2006, Dr. Ortmann held options for the purchase of an aggregate of 61,900 shares, all of which were exercisable.

(6)    Term expired June 2006.

(7)    An option to purchase 40,000 shares at an exercise price of $0.94 per share was granted to Bowles on January 19, 2006. This option has a termination date of January 20, 2011. At December 31, 2006, Mr. Bowles held options for the purchase of an aggregate of 40,000 shares, all of which were exercisable.

(8)    Resigned August 2006.

(9)    An option to purchase 25,000 shares at an exercise price of $0.94 per share was granted to Mr. Lahaie on January 19, 2006. This option has a termination date of January 20, 2011. At December 31, 2006, Mr. Lahaie held options for the purchase of an aggregate of 75,000 shares, all of which were exercisable.

(10)  Resigned April 2006

(11)  An option to purchase 10,000 shares at an exercise price of $0.94 per share was granted to Mr. Corcoran on January 19, 2006.  This option has a termination date of January 20, 2011.  At December 31, 2006, Mr Corcoran held options for the purchase of an aggregate of 68,500 shares, all of which were exercisable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1937, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, during the fiscal year ended December 31, 2006, the following Section 16(a) filings were not made in a timely manner by our directors and officers:

i) On January 19, 2006, stock options were granted to each of the Company’s executive officers (Dennis C. Cossey, Andrew T. Melton and Alexander G. Fassbender) and non-employee directors (Ian A. Bowles, John F. Corcoran, Paul A. Loeffler and Louis J. Ortmann). None of the officers or directors filed a Form 4 to report the receipt of these options.

ii) On June 29, 2006, Lowell E. Faulkenberry was elected a director of the Company. He did not file a Form 3 with respect to his election as a director until March 29, 2007.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the compensation earned by our named executive officers in 2006.

Name and Principal Position	Year	Salary	Bonus	Option Awards (a)	All Other Compensation (b)	(#) Securities Underlying Options	Total

Dennis C. Cossey, Chairman of the Board, President and Chief Executive Officer	2006	$250,000	$60,000	$82,110	$28,000	150,000	$420,110

Andrew T. Melton, Executive Vice-President, treasurer and Chief Financial Officer	2006	$200,000	$50,000	$82,110	$39,260	150,000	$371,370

Alexander G. Fassbender, Executive Vice-President and Chief Technology Officer	2006	$281,400	$55,000	$82,110	$9,000	150,000	$427,510

(a) The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R, for option awards granted pursuant to the NaturalNano 2005 Incentive Compensation Plan. Assumptions used in the calculation of these amounts are included in Note 8 “Incentive Compensation Plan” to the Company’s consolidated financial statements for the year ended December 31, 2006.

(b) The amounts in the column “All Other Compensation” reflect the following items: automobile expenses, medical and insurance reimbursement, and moving and relocation expense reimbursement.

Certain columnar information required by Item 402(a) (2) of Regulation S-B has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during 2006.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2006. No named executive officer exercised options in the fiscal year ended December 31, 2006.

	Stock Option Awards
Name	Securities underlying unexercised options(#) Exercisable	Securities underlying unexercised options(#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Dennis C. Cossey	165,000	none	$2.00	12/31/ 2008
	275,000	none	$1.82	12/31/ 2008
	165,000	none	$6.36	12/31/ 2008
	82,500	none	$1.91	12/31/ 2008
	110,000	none	$2.25	12/31/ 2008
	250,000	none	$1.22	6/10/2010
	560,000	none	$1.29	9/15/2010
	150,000	none	$0.94	1/20/2011

Andrew T. Melton	5,500	none	$2.25	12/31/ 2008
	2,000	none	$3.60	12/31/ 2008
	150,000	none	$1.22	6/10/2010
	40,000	none	$0.90	9/15/2010
	150,000	none	$0.94	1/20/2011

Alexander G. Fassbender	110,000	none	$1.82	12/31/ 2008
	110,000	none	$6.36	12/31/ 2008
	82,500	none	$1.91	12/31/ 2008
	110,000	none	$2.25	12/31/ 2008
	250,000	none	$1.22	6/10/2010
	440,000	none	$1.29	9/15/2010
	150,000	none	$0.94	1/20/2011

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under the equity compensation plans of ThermoEnergy as of December 31, 2006:

Equity Compensation Plan Table as of December 31, 2006

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity Compensation plans approved by security holders
1997 Stock Option Plan	55,100	$2.10	695,000
Equity Compensation plans not approved by security holders
Stock options	5,681,800	$1.80	0
Total	5,736,900	$1.80	695,000

Employment Contracts and Agreements

On September 14, 2005, ThermoEnergy’s Board of Directors approved a new employment agreement that was unchanged from the previous contract executed in 2001 with ThermoEnergy’s Chairman and Chief Executive Officer, Dennis C. Cossey. On the same date, Andrew T. Melton, the Executive Vice President and Chief Financial Officer, entered into an employment agreement with ThermoEnergy. The material terms of the employment agreements for Messrs. Cossey and Melton are substantially similar and both are described below.

The general terms of the employment agreements with Messrs. Cossey and Melton provide for a contract term of five years (extended, each month, for an additional month), with a beginning base compensation of $200,000 and minimum annual increases in compensation of 15%. The employment agreements also provide that each officer will be eligible for discretionary incentive compensation of up to 100% of his base salary, as determined by the Compensation and Benefits Committee of the Board of Directors. The employment agreements also entitle each officer to periodic performance-based compensation if certain unusual, but significant, events occur, including but not limited to the acquisition of new technology, the execution of new contracts in excess of 20% of existing revenues and other events as determined by the Compensation and Benefits Committee. In addition, the employment agreements provide that, upon the occurrence of a change in control of ThermoEnergy, each officer will be entitled to receive a lump sum payment of five years’ base compensation from the date of such change of control, as well as an immediate vesting of all unvested stock options and/or restricted stock grants. The employment agreements may be terminated at any time upon 90 days’ notice; if an agreement is terminated other than for certain specified causes the employee is entitled to receive a lump sum payment of five years’ base compensation. The employment agreements also contain certain restrictive covenants protecting ThermoEnergy’s trade secrets and covenants for each officer not to compete or solicit company customers or employees for a period of one year after the termination of his employment.

In 1998, ThermoEnergy entered into an employment agreement with Alexander G. Fassbender, in connection with his appointment as Executive Vice President and Chief Technology Officer. The general terms of the employment agreement provide for a continuous three-year term (subject to the Company’s right to terminate the annual extensions upon 60 days’ written notice), with a beginning base compensation of $135,000 with 15% annual increases, capped at $250,000, after which annual increases will be determined on the basis of changes in the consumer price index. Mr. Fassbender is also eligible for discretionary incentive compensation of up to 50% of his base salary, as determined by the Compensation and Benefits Committee. Upon the occurrence of a change in control of ThermoEnergy, Mr. Fassbender shall be entitled to a lump sum payment of 2.99 years’ base compensation from the date of such change of control. In addition, all of Mr. Fassbender’s unvested stock options and/or restricted stock grants shall immediately vest on the date of a change of control.

ThermoEnergy is the sole beneficiary of $500,000, $1,500,000 and $1,500,000 key man life insurance polices on the lives of Messrs. Cossey, Melton and Fassbender, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 27, 2007 with respect to beneficial ownership of our common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group.

Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)

Directors and Officers
Ia
D Dennis C. Cossey	3,016,049	(4)	11.5%
Alexander G. Fassbender	1,835,212	(5)	7.1%
Lowell E. Faulkenberry	45,000	(6)	*
Paul A. Loeffler	66,900	(7)	*
Andrew T. Melton	380,500	(8)	1.5%
Louis J. Ortmann	534,241	(9)	2.2%

All executive officers and directors as a group (6 persons)	5,922,902	(10)	21.1%

5% Beneficial Owners

Security Management Security Benefit Place Topeka, Kansas 66636	7,250,000	(11)	22.7%

Robert Trump 167 E. 61st Street New York, NY 10021	4,534,560	(12)	17.2%

Estate of P.L. Montesi	2,976,150	(13)	11.3%

Dan Cowart 3295 River Exchange Drive Suite #170 Norcross, Georgia 30092	1,499,005	(14)	6.1%

Martin A. Roenigk 75 Prospect Avenue Eureka Springs, Arkansas 72632	4,619,589	(15)	15.82%

The Focus Fund PO Box 389 Ponte Vedra, Florida 32004	1,798,095		7.3%

* Less than 1%

(1)    Except as otherwise indicated in the beneficial ownership table, the address for each person listed is: c/o ThermoEnergy Corporation, 124 West Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

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

(3)    Based on 24,633,577 shares of common stock issued and outstanding on April 27, 2007, plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of common stock underlying options to purchase shares of common stock and securities convertible into shares of common stock, held by such individual or entity which are exercisable or convertible on, or become exercisable or convertible within 60 days after, April 27, 2007.

(4)    Includes 1,328,549 shares owned directly by Mr. Cossey or jointly with the estate of P.L. Montesi. Also includes 1,685,000 shares issuable upon the exercise of options.

(5)    Includes 615,212 shares owned directly by Mr. Fassbender. Also includes 1,215,000 shares issuable upon the exercise of options.

(6)    Includes 5,000 shares owned directly by Mr. Faulkenberry. Also includes 40,000 shares issuable upon the exercise of options

(7)    Includes 5,000 shares owned directly by Dr. Loeffler. Also includes 61,900 shares issuable upon the exercise of options.

(8)    Consists of 28,000 shares owned directly by Mr. Melton and 347,500 shares issuable upon the exercise of options.

(9)    Includes 472,431 shares owned directly by Dr. Ortmann and his wife and beneficially through the Dr. Louis J. Ortmann Dental Clinic, Inc., Profit Sharing Plan. Also includes 61,900 shares issuable upon the exercise of options.

(10)  Includes 3,481,300 shares issuable upon the exercise of options.

(11)  This beneficial ownership information is based on information contained in a Schedule 13G dated July 14, 2005 and filed with the U.S. Securities and Exchange Commission on August 5, 2005. Includes 5,000,000 shares of common stock issuable upon conversion of shares of Series A convertible preferred stock owned directly by Security Management. Also includes 2,250,000 shares of common stock issuable upon the exercise of warrants.

(12)  This beneficial ownership information is based on information contained in a Schedule 13D/A dated December 1, 2004 and filed with the U.S. Securities and Exchange Commission on December 2, 2004. Includes 2,823,456 shares of common stock owned directly by Mr. Trump and 1,711,104 shares issuable upon the exercise of warrants.

(13)  Includes 1,251,150 shares of stock owned directly by the estate of Mr. Montesi, by various members of Mr. Montesi’s family or jointly with ThermoEnergy’s Chief Executive Officer, Dennis Cossey. Also includes 1,725,000 shares of common stock issuable upon the exercise of options.

(14)  This beneficial ownership information is based on information contained in a Schedule 13D/A dated July 14, 2003 and filed with the U.S. Securities and Exchange Commission on October 20, 2003. Also includes 120,000 shares of common stock held by a Georgia limited partnership whose sole general partner is a Georgia limited liability company of which Mr. Cowart is the majority owner and sole manager. Mr. Cowart disclaims beneficial ownership of 100,000 shares of common stock owned by certain irrevocable trusts for the benefit of Mr. Cowart’s minor children. Mr. Cowart’s spouse, Kristina T. Cowart, is the sole trustee of each of these trusts. Such shares are not included in the number of shares reported as beneficially owned by Mr. Cowart.

(15)  This beneficial ownership information is based on information contained in a Schedule 13DA dated March 21, 2007 and filed with the U.S. Securities and Exchange Commission on March 30, 2007. Includes 119,589 shares owned directly by Mr. Roenigk, 2,250,000 shares issuable upon the exercise of warrants and conversion of convertible debt held by Mr. Roenigk and 2,250,000 shares issuable upon exercise of warrants and conversion of convertible debt which Mr. Roenigk is entitled to acquire.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2003, ThermoEnergy entered into a license agreement with Alexander G. Fassbender, the Executive Vice President for Technology, as the inventor of certain patents and patent applications that ThermoEnergy has been using. This agreement formalized the arrangements under which ThermoEnergy and Mr. Fassbender had been operating for a number of years. Under this license agreement, Mr. Fassbender granted to ThermoEnergy an exclusive license in the patents and patent applications for ThermoFuel and Enhanced Biogas Production in the United States and the foreign countries in which applications are pending. In addition to ThermoEnergy’s financial obligations under Mr. Fassbender’s employment agreement, ThermoEnergy must pay a royalty of 1% of net sales after the cumulative sales of all licensed products exceed $20,000,000. Beginning in 2008 and each year thereafter, Mr. Fassbender may terminate the license agreement if ThermoEnergy has not sold or leased a licensed product in the respective year.

During 2000, the Board of Directors approved the formation of ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring ThermoEnergy’s rights and interests in the TIPS technology. The organizational documents for ThermoEnergy Power Systems indicate that ThermoEnergy will have an 85% ownership interest and Alexander G. Fassbender, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2006, ThermoEnergy Power Systems had not been capitalized by the Company.

The Board of Directors has adopted a policy whereby all future transactions between ThermoEnergy and any of its affiliates, officers, directors, principal shareholders and any affiliates of the foregoing must be approved in advance by the disinterested members of the Board of Directors based on a determination that the terms of such transactions are no less favorable to ThermoEnergy than would prevail in arm’s-length transactions with independent third parties.

Board Determination of Independence

The Company’s securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. In determining which directors and which members of committees are “independent,” the Board of Directors has applied the definition of independence set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and has determined that each of Mr. Faulkenberry, Dr. Loeffler and Dr. Ortmann does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an "independent director."

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

3.4	Amended and Restated Bylaws of the Company − Incorporated by reference to Exhibit 3.2 to the SB−2 Registration Statement

4.1	Specimen Stock Certificate of the Company’s Series A Common Stock − Incorporated by reference to Exhibit 4.1 to the SB−2 Registration Statement

4.2	Form of Warrant − Incorporated by reference to Exhibit 4.1 to July 19, 2005 8−K

4.3	Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk - Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 22, 2007 (the "March 22, 2007 8-K")

4.4	Form of 5% Convertible Promissory Note - Incorporated by reference to Exhibit 4.2 to the March 22, 2007 8-K

4.5	Form of Warrent issued to Martin A. Roenigk - Incorporated by reference to Exhibit 4.3 to the March 22, 2007 8-K

10.1	1997 Stock Option Plan − Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10−K for the fiscal year ended September 30, 1997

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

10.13*	Employment Agreement, dated September 14, 2005, by and between the Company and Dennis C. Cossey − Incorporated by reference to Exhibit 10.13 to the 2005 10−K

10.14*	Employment Agreement, dated May 1, 2005, by and between the Company and Andrew T. Melton − Incorporated by reference to Exhibit 10.14 to the 2005 10−K

10.15	Technology Cooperative Agreement, dated March 24, 2006, by and between the Company and CASTion Corporation — Incorporated by reference to Exhibit 10.15 to the 2005 10−K

21.1	Subsidiaries of the Issuer − Previously filed

24.1	Power of Attorney − Previously filed

31.1	Sarbanes Oxley Act § 302 Certification of Principal Executive Officer, Dennis C. Cossey − Filed herewith

31.2	Sarbanes Oxley Act §302 Certification of Principal Financial Officer, Andrew T. Melton − Filed herewith

31.1	Sarbanes Oxley Act § 906 Certification of Principal Executive Officer, Dennis C. Cossey − Filed herewith

32.2	Sarbanes Oxley Act § 906 Certification of Principal Financial Officer, Andrew T. Melton − Filed herewith

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

THERMOENERGY CORPORATION

Date: April 30, 2007	By:	/s/ Dennis C. Cossey
Name: Dennis C. Cossey Title: President, Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dennis C. Cossey	April 30, 2006
Dennis C. Cossey President and Chief Executive Officer, Director

/s/ Andrew T. Melton	April 30, 2006
Andrew T. Melton Executive Vice President and Chief Financial Officer, Director

*	April 30, 2006
Alexander G. Fassbender Executive Vice President and Chief Technology Officer, Director

*	April 30, 2006
Paul A. Loeffler Director

*	April 30, 2006
Louis J. Ortmann Director

*	April 30, 2006
Lowell E. Faulkenberry Director

* By: /s/ Dennis C. Cossey
Dennis C. Cossey Attorney-in-Fact

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