Form 10KSB/A
period 2006-12-31
THERMOENERGY CORP
filed 2007-05-04
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10−KSB/A

Amendment No. 2 to
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

As of March 31, 2007, there were 23,395,482 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 2 on Form 10−KSB/A amends the Company’s Annual Report on Form 10−KSB for three purposes: (i) correcting certain errors regarding the number of shares of our common stock outstanding on March 31, 2007, (ii) correcting certain errors regarding the number of shares of our common stock issued in private placements in 2004 and (iii) disclosing that our Board of Directors adopted a new Audit Committee charter in November 2006.

Except for the inclusion of the information described above and the correction of minor typographical errors, this Amendment does not reflect events occurring subsequent to the filing of the Company’s original Annual Report on Form 10−KSB on April 17, 2007 or modify or update other information in the Company’s Annual Report on Form 10−KSB.

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

Holders

The Amended and Restated Articles of Incorporation of the Company authorize capital stock consisting of 75,000,000 shares of Common Stock and 10,000,000 shares of Series A Convertible Preferred Stock, $1.00 par value per share (the “Preferred Stock”). As of March 31, 2007, the Company had 23,479,279 shares of Common Stock issued and 23,395,482 shares outstanding, held by approximately 1,500 shareholders of record of the Common Stock, and 5,940,004 shares of Series Preferred Stock issued and outstanding.

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

(iv) During the fourth quarter of 2004, the Company issued and sold an aggregate of 1,174,337 shares of its Common Stock to certain accredited investors at a price of $0.60 per share. The offering and sale of the shares were made without registration under the Securities Act of 1933 in reliance on the exemption from the registration requirements of such Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder.

(v) During the first quarter of 2004, the Company issued and sold an aggregate of 3,018,515 shares of Common Stock to certain new investors and existing shareholders of the Company at a price of $0.30 per share. The shares were not registered under the Securities Act of 1933 were not issued pursuant to an applicable exemption from the registration requirements of such Act. In April 2004, the Company conducted a rescission offer for the shares. The rescission offer was not registered under the Securities Act of 1933 and, consequently, it is unclear whether the rescission offer, which expired in May 2004, will relieve the Company of liability to purchasers of shares in the unregistered offering. The Company received no requests from shareholders to repurchase these shares of Common Stock during the rescission offer.

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

Fiscal Year 2006 Compared to Fiscal Year 2005 and Fiscal Year 2004

The Company recorded total operating revenue of $1,057,363 and $268,932 and zero respectively for the years ended December 31, 2006, 2005 and 2004. The increase in revenue resulted from the award of three separate grants for the Company’s TIPS technology and the design and site work for the ARP project at NYCDEP. The Company had total operating expenses of $4,825,295, $5,542,524 and $1,930,996 for the three years ended December 31, 2006, 2005 and 2004 respectively. The increase of over $3.5 million in 2005 over 2004 was due primarily from one time expenses related to the increase in the number of employees from two in 2004 to ten in 2005, and the opening of the office/laboratory in Hudson, MA. The decrease in operating expenses between 2005 and 2006 is primarily due to expensing $2,832,782 in 2005 and $731,609 in 2006 related to the recognition of an expense for options and warrants. Travel and entertainment expenses were $501,196, $234,053 and $180,271 respectively for years ended December 31, 2006, 2005, and 2004 respectively. These increases reflect the increased activities of the Company. Management believes that, as a result of the acquisition of CASTion Corporation, which had total revenues in excess of $4,000,000 during the year ended December 31, 2006, the Company’s consolidated operating results should improve in 2007.

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

Audit Committee. The Audit Committee consists of Mr. Faulkenberry, as Chairman, Dr. Loeffler and Dr. Ortmann. This committee oversees the Company’s financial reporting process and internal controls. The Audit Committee is governed by a written charter approved by the Board of Directors in  November 2006. The charter sets out the Audit Committee’s responsibilities and procedures. A copy of the Audit Committee charter will be provided to shareholders as Annex A to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting. As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied. The Audit Committee selects the Company’s registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence. The Board has determined that all of the members of the Compensation and Benefits Committee are independent and that Mr. Faulkenberry is an audit committee financial expert (as defined in Item 407(d)(5)(ii) of Regulation S-B).

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

THERMOENERGY CORPORATION

Date: May 4, 2007	By:	/s/ Dennis C. Cossey
Name: Dennis C. Cossey Title: President, Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dennis C. Cossey	May 4, 2006
Dennis C. Cossey President and Chief Executive Officer, Director

/s/ Andrew T. Melton	May 4, 2006
Andrew T. Melton Executive Vice President and Chief Financial Officer, Director

*	May 4, 2006
Alexander G. Fassbender Executive Vice President and Chief Technology Officer, Director

*	May 4, 2006
Paul A. Loeffler Director

*	May 4, 2006
Louis J. Ortmann Director

*	May 4, 2006
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