Form 10QSB
period 2007-03-31
THERMOENERGY CORP
filed 2007-05-22
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER 33-46104-FW

THERMOENERGY CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

ARKANSAS (State or Other Jurisdiction of Incorporation or Organization)	71-0659511 (IRS Employer Identification No.)

124 WEST CAPITOL AVENUE, SUITE 880
LITTLE ROCK, ARKANSAS 72201
(Address of Principal Executive Offices)

(501) 376-6477
(Issuer’s Telephone Number, Including Area Code)

___________________________________________________________
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,657,244 shares of common stock as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	1
		Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	2
		Statements of Changes in Stockholders’ Equity (Deficit) for the period ended January 1, 2006 through December 31, 2006 and the three months ended March 31, 2007	3
		Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	4
		Notes to Financial Statements (Unaudited)	5
	Item 2.	Management's Discussion and Analysis or Plan of Operation	6
	Item 3.	Controls and Procedures	11
Part II.	Other Information
	Item 1.	Legal Proceedings	11
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
	Item 3.	Defaults Upon Senior Securities	12
	Item 4.	Submission of Matters to a Vote of Security Holders	12
	Item 5.	Other Information	12
	Item 6.	Exhibits and Reports on Form 8-K	12
Signature			13

THERMOENERGY CORPORATION
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current Assets:
Cash	996,873	637,041
Accounts Receivable	947,737	874,282
Note Receivable - CAStion	503,376	493,376
Prepaid Insurance	87,833	117,111
Other Current Assets	34,088	34,688
Total Current Assets	2,569,907	2,156,498

Property and Equipment, at cost:
Equipment, Furniture and Fixtures	295,653	295,704
Less Accumulated Depreciation	(49,868)	(43,350)
Total Fixed Assets	245,785	252,354

Total Assets	2,815,692	2,408,852

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	378,958	497,855
Other Current Liabilities	299,991	350,521
Total Current Liabilities	678,949	848,376

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	332,000	347,000
Long-Term Note Payable (Net of Discount)	469,000	-
Total Long Term Liabilities	801,000	347,000

Total Liabilities	1,479,949	1,195,376

Stockholders' Equity (Deficit):
Series A Convertible Preferred Stock, $1 par value: authorized -
10,000,000 shares; issued and outstanding: 2007 - 5,940,004 shares; 2006 - 6,198,671 shares	5,940,004	6,198,671

Common Stock, $.001 par value: authorized - 75,000,000 shares; issued:
2007 - 24,741,041 shares; 2006 - 23,220,612 shares; outstanding: 2007 - 24,657,244 shares; 2006 - 23,136,815 shares	24,741	23,221

Additional Paid-In Capital	31,024,431	29,862,326

Accumulated Deficit	(35,653,433)	(34,870,742)

Total Equity	1,335,743	1,213,476

TOTAL LIABILITIES AND EQUITY	2,815,692	2,408,852

THERMOENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Operating Income:
Water Group	$-	$60,000
Power Group	73,455	192,123
Total Operating Income	73,455	252,123

Cost of Water and Power Group Income	39,399	59,920
Gross profit	34,056	192,203

Operating Expenses:
General and Admin.	723,134	1,409,131
Payments under licenses	10,000	10,000
Travel & Entertainment	87,642	124,268
Total Operating Expenses	820,776	1,543,399

Loss from Operations	(786,720)	(1,351,196)

Other Income (Expense):
Interest Income	4,029	20,000

Total Other Income	4,029	20,000

Net Loss	(782,691)	$(1,331,196)

Per Common Share:
Loss from Operations	$(0.03)	$(0.06)
Net Loss	$(0.03)	$(0.06)

THERMOENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2006 and the Three Months Ended
March 31, 2007 (Unaudited)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance (Deficit) January 1, 2006	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259

Options: issued to officers and directors	-	-	298,333	-	298,333

Warrants issued for services	-	-	433,276	-	433,276

Net Loss	-	-	-	(3,693,392)	(3,693,392)

Balance December 31, 2006	$23,221	$6,198,671	$29,862,326	$(34,870,742)	$1,213,476

Options: issued to director	-	-	10,040	-	10,040

Warrants issued for services	-	-	83,075	-	83,075

Issuance of Common Stock (1,238,095 at $0.42 per share)	1,238	-	518,762	-	520,000

Stock issued for services	23	-	10,820	-	10,843

Converted Preferred Stock to Common Stock	259	(258,667)	258,408	-	-

Warrants and beneficial conversion option issued with Convertible Note-		-	281,000		281,000

Net Loss	-	-	-	(782,691)	(782,691)

Balance March 31, 2007	$24,741	$5,940,004	$31,024,431	$(35,653,433)	$1,335,743

THERMOENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Operating Activities:
Net Loss	$(782,691)	$(1,331,196)
Items not requiring (providing) cash:
Depreciation	6,518	5,552
Expense of options issued to officers and directors	10,040	298,333
Expense of warrants vesting during the first quarter	83,075	83,079
Restricted Stock issued for services	10,820	-
Changes in:
Accounts Receivable	(73,455)	(216,697)
Other Receivables	(10,000)	(65,000)
Note Receivable CASTion	(10,000)	-
Other Current Assets	(600)	-
Prepaid Expenses	29,278	-
Accounts Payable	(118,897)	(64,378)
Accrued Expenses	(39,230)	16,952
Deferred Compensation Retirement Plan	(15,026)	(15,000)
Net Cash used in operating activities	(910,168)	(1,288,355)

Investing Activities:
Purchase of fixed assets	-	(17,934)
Net Cash used in investing activities	-	(17,934)

Financing Activities:
Issue Restricted Common Stock in Private Placement	520,000	-
Executed Convertible Debt Financing	750,000	-
Net cash provided by financing activities	1,270,000	-

Increase (Decrease) in cash	359,832	(1,306,289)
Cash, beginning of period	637,041	4,325,801
Cash, end of period	$996,873	$3,019,512

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2007

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2006 of ThermoEnergy Corporation (the “Company”).

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 23,830,717 and 23,136,815 shares for the periods ended March 31, 2007 and 2006, respectively.

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
March 31, 2007

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (Continued)

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. Management is currently negotiating on a convertible debt transaction as well as the sale of stock pursuant to a private placement. A public offerings is another alternative under consideration by management as previously disclosed.

NOTE 4: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE AND WARRANT

On March 21, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Martin A. Roenigk, pursuant to which the Company issued and sold to Mr. Roenigk, at face value, its 5% Convertible Promissory Note due March 21, 2013 (the “Maturity Date”) in the principal amount of $750,000 (the “Note”). Mr. Roenigk may elect to convert the Note at any time into shares of common stock at a price of $0.50 per share. Interest on the outstanding principal amount is payable semi-annually, subject to our right, upon payment of a $2,500 deferral fee, to defer any scheduled interest payment until the Maturity Date. As further consideration to Mr. Roenigk, on March 21, 2007 the Company issued to him a six-year warrant (the “Warrant”) to purchase an aggregate of 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Company’s common stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Purchase Agreement permits Mr. Roenigk, at his election at any time on or before March 21, 2008, to purchase, on the same terms as the original Note, one or more additional Notes in an aggregate principal amount of up to $750,000 and to receive as additional consideration therefor additional Warrants for the purchase, on the same terms as the original Warrant, of that number of shares of common stock determined by dividing the principal amount of such additional Note or Notes by $1.00; if Mr. Roenigk exercises this right in full, he will acquire additional $750,000 principal amount of Notes and Warrants for the purchase of 750,000 additional shares of common stock.

NOTE 5: LEGAL MATTERS

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

NOTE 6: SUBSEQUENT EVENT

On April 13, 2007, the Company entered into an agreement with CASTion Corporation, a Massachusetts corporation, pursuant to which CASTion will become a wholly-owned subsidiary of the Company. Under the agreement, the Company expects to issue to the holders of CASTion’s outstanding common stock and preferred stock the following consideration in exchange for their CASTion shares: (i) an aggregate of 5,000,000 shares of the Company’s common stock, plus (ii) Convertible Promissory Notes in the aggregate principal amount of $4,000,000, plus (iii) six-year Common Stock Purchase Warrants for the purchase of shares of an aggregate of 5,000,000 shares of common stock at an exercise price of $0.50 per share. The Notes will have a term of three years and will bear interest at the rate of 6.5% per annum; if the Notes remain outstanding after the earlier of (i) 18 months following the date of issuance or (ii) the closing by the Company of a private placement of equity or convertible debt, the interest rate will be increased to 10%. Interest on the Notes will be payable semi-annually, and the Company will have the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. Twenty-five percent of all amounts raised by the Company in private placements of equity or convertible debt, net of expenses, will be applied toward prepayment of the Notes. The outstanding principal and accrued interest on the Notes will be convertible, at any time at the election of the holders, into shares of common stock at the rate of $0.50 per share. The Warrants and the Notes will contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event the Company issues additional shares of common stock (or securities convertible into common stock) at a price per share less than the then-effective exercise price or conversion price. The Company also intends to purchase for face value (and cancel) up to $2,000,000 of promissory notes issued by CASTion to certain of its stockholders. The Company will maintain the separate corporate existence of CASTion, and will operate it as a separate division, until the Notes have been paid in full. The Company will grant to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes. The consummation of the transactions contemplated by the agreement are subject to certain conventional conditions.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion should be read in conjunction with the financial statements and the notes to the financial statements appearing elsewhere in this quarterly report on Form 10-QSB.

Forward-Looking Satetments

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

  The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad range of industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small combined heat and power plants. Although the Company has submitted several proposals to municipal wastewater authorities and may receive some funding from federal grants that, if issued, would be used to further the development of its TIPS technology, the Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has not generated any material operating revenues.

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

The Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain long-term financing. Accordingly, on April 13, 2007, the Company entered into an agreement with CASTion Corporation, a Massachusetts corporation, pursuant to which CASTion will become a wholly-owned subsidiary of the Company. The Company will maintain the separate corporate existence of CASTion, and will operate it as a separate division, until the Notes that will be issued in partial payment of the purchase price have been paid in full. The Company will grant to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes. The consummation of the transactions contemplated by the agreement are subject to certain conventional conditions. Closing is anticipated to occur during the second quarter of 2007.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of March 31, 2007, the Company had a cash balance of $996,873 and current liabilities of $678,949. During the years ended December 31, 2006, 2005 and 2004, the Company’s operating expenses were $4,825,295, $5,542,524, and $1,930,996, respectively. The 2006 operating expenses include general and administrative expense charges of $433,276 relating to the issuance of warrants for services. The accrual of $3,245,000 for the deferred compensation retirement plan for the Company’s President, P.L. Montesi was adjusted by $2,707,750 due to a settlement agreement entered into on May 27, 2005.

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

First Quarter 2007 Compared to First Quarter 2006

The Company recorded total operating revenue of $73,455 and $252,123 respectively for the quarters ended March 31, 2007 and 2006. The decrease in revenue resulted from the completion of two of the three separate grants for the Company’s TIPS technology and the delay in the design and site work for the ARP project at NYCDEP. The Company had total operating expenses of $820,776 and $1,543,399 for the quarters ended March 31, 2007 and 2006 respectively. The decrease of approximately $722,000 in 2007 over 2006 was due primarily from the decreased activity related to the NYCDEP project and the expensing of $731,609 in 2006 related to the recognition of an expense for options and warrants. Travel and entertainment expenses were $87,642 and $124,268 respectively for the quarters ended March 31, 2007 and 2006 respectively. Management believes that, as a result of the acquisition of CASTion Corporation, which had total revenues in excess of $4,000,000 during the year ended December 31, 2006, the Company’s consolidated operating results should improve in 2007.

Total assets decreased from $3,814,399 on March 31, 2006 to $2,815,692 on March 31, 2007. The decrease is a direct result from the operating loss recorded in 2006. Total cash decreased from $3,019,512 to $996,873, but total accounts receivable, notes receivable and other current assets increased from $693,693 at March 31, 2006 to $1,573,034 on March 31, 2007. Total liabilities increased from $588,894 on March 31, 2006 to $1,479,949 on March 31, 2007 due to the increased activities of the company and the issuance of $750,000 of convertible debt. During the same period total equity decreased $1,889,731.

Recent Developments

In April 2005, the Company entered into an agreement with New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during 2006 and the Company is in the process of entering into a new larger contract for a facility at the 26th Ward WPCP. Construction by the Company with two primary subcontractors was delayed during 2006, but the Company expects to complete construction of the facility during 2007. If the operating results of the demonstration plant over the twelve month period after completion are successful, the Company expects to enter into a long-term agreement with the city of New York.

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

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note into the Company’s common stock and the fair value of the Company’s common stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date. The total debt discount of $281,000 will be amortized to interest expense over the stated term of the Note.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the quarter ended March 31, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit	Location

4.1	Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk	(1)

4.2	Form of 5% Convertible Promissory Note due March 21, 2013 issued pursuant to Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk	(2)

4.3	Form of Warrant issued pursuant to Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk	(3)

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	*

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	*

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

32.3	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

* Filed herewith

(1) Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 22, 2007.

(2) Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 22, 2007.

(3) Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2007

THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman and Chief Executive Officer