Form 10QSB
period 2007-06-30
THERMOENERGY CORP
filed 2007-08-20
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER 33-46104-FW

THERMOENERGY CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	71-0659511
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

124 WEST CAPITOL AVENUE, SUITE 880,
LITTLE ROCK, ARKANSAS 72201
(Address of Principal Executive Offices)

(501) 376-6477
(Issuer’s Telephone Number, Including Area Code)

__________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,239,051 shares of common stock as of June 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	3
		Statements of Operations for the six months ended June 30, 2007 and 2006 (Unaudited)	4
		Statements of Changes in Stockholders’ Equity (Deficit) for the period ended January 1, 2006 through December 31, 2006 and the six months ended June 30, 2007	5
		Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited)	6
		Notes to Financial Statements (Unaudited)	7
	Item 2.	Management's Discussion and Analysis or Plan of Operation	11
	Item 3.	Controls and Procedures	15
Part II.	Other Information		16
	Item 1.	Legal Proceedings	16
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3.	Defaults Upon Senior Securities	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 5.	Other Information	16
	Item 6.	Exhibits and Reports on Form 8-K	17
Signature			18

THERMOENERGY CORPORATION
BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current Assets:
Cash	2,539,677	637,041
Accounts Receivable	997,296	874,282
Note Receivable - CAStion	878,376	493,376
Prepaid Insurance	78,556	117,111
Other Current Assets	33,488	34,688
Total Current Assets	4,527,393	2,156,498

Property and Equipment, at cost:
Equipment, Furniture and Fixtures	295,653	295,704
Less Accumulated Depreciation	(56,386)	(43,350)
Total Fixed Assets	239,267	252,354

Total Assets	4,766,660	2,408,852

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	559,525	497,855
Other Current Liabilities	206,524	350,521
Total Current Liabilities	766,049	848,376

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	324,140	347,000
Long-Term Note Payable (Net of Discount)	476,749	-
Total Long Term Liabilities	800,889	347,000

Total Liabilities	1,566,938	1,195,376

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value (2007), $1 par value (2006): authorized - 20,000,000 shares (2007), 10,000,000 shares (2006); issued and outstanding: 2007 - 5,515,004 shares; 2006 - 6,198,671 shares	55,150	6,198,671

Common Stock, $.001 par value: authorized - 150,000 shares (2007), 75,000,000 shares (2006); issued:
2007 - 29,239,051 shares; 2006 - 23,220,612 shares; outstanding: 2007 - 29,155,254 shares; 2006 - 23,136,815 shares	29,239	23,221

Additional Paid-In Capital	40,005,825	29,862,326

Accumulated Deficit	(36,890,492)	(34,870,742)

Total Equity	3,199,722	1,213,476

TOTAL LIABILITIES AND EQUITY	4,766,660	2,408,852

THERMOENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Operating Income:
Water Group	$-	$85,000	$-	$25,000
Power Group	181,469	325,825	108,014	133,702
Total Operating Income	181,469	410,825	108,014	158,702

Cost of Goods Sold	75,551	163,501	36,152	103,581
Gross Operating Income	105,918	247,324	71,862	55,121

Operating Expenses:
General and Admin.	1,817,409	2,194,978	1,094,275	795,847
Payments under licenses	57,673	20,000	47,673	10,000
Travel & Entertainment	257,172	271,312	169,530	147,044
Total Operating Expenses	2,132,254	2,649,791	1,311,478	1,046,472

Loss from Operations	(2,026,336)	(2,238,966)	(1,234,616)	(887,770)

Other Income (Expense):
Interest Income	6,586	53,440	2,557	33,440
Total Other Income	6,586	53,440	2,557	33,440

Net Loss	(2,019,750)	$(2,185,526)	(1,237,059)	$(854,330)

Per Common Share:
Loss from Operations	$(0.08)	$(0.09)	$(0.05)	$(0.04)
Net Loss	$(0.08)	$(0.09)	$(0.05)	$(0.04)

THERMOENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2006 and the Six Months Ended
June 30, 2007 (Unaudited)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance (Deficit) January 1, 2006	$23,221	$6,198,671	$29,130,717	$(31,177,350)	$4,175,259

Options: issued to officers and directors	-	-	298,333	-	298,333

Warrants issued for services	-	-	433,276	-	433,276

Net Loss	-	-	-	(3,693,392)	(3,693,392)

Balance December 31, 2006	$23,221	$6,198,671	$29,862,326	$(34,870,742)	$1,213,476

Options issued to directors			127,720		127,720

Stock issued for services	23	-	10,820	-	10,843

Warrants issued for services			166,154		166,154

Converted Preferred Stock to Common Stock	684	(683,667)	682,983		-

Issuance of Common Stock (1,238,095 at $0.42 per share)	1,238	-	518,762	-	520,000

Issuance of Common Stock from Cashless Exercise
of Warrants, April 2007	73		(73)		-

Issuance of Common Stock, June 2007, net of Issuance Costs of $99,721.17 (4,000,000 shares at $0.75 per share) and 2,000,000 warrants at a price equal to a 12 month average with a floor of $0.75 and a ceiling of $1.50 per share	4,000		2,896,279		2,900,279

Warrants and beneficial conversion option issued with
Convertible Note			281,000		281,000
Reincorporated in Delaware and
reduced par value of preferred shares		6,459,854	5,459,854
Net Loss				(2,019,750)	(2,019,750)

Balance June 30, 2007	$29,239	$55,150	$(40,005,825)	$(36,890,492)	$3,199,722

THERMOENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)

Operating Activities:
Net Loss	$(2,019,750)	$(2,185,496)
Items not requiring (providing) cash:
Depreciation	13,036	11,104
Expense of options issued to officers and directors	127,720	298,333
Expense of warrants vesting during the period	166,154	166,158
Restricted Stock issued for services	10,820	-
Discount on Convertible Debt	7,749	-
Changes in:
Accounts Receivable	(123,014)	(362,365)
Other Receivables	-	(125,000)
Note Receivable CASTion	(385,000)	-
Other Current Assets	1,274	-
Prepaid Expenses	38,555	(91,159)
Accounts Payable	61,670	(156,002)
Other Current Liabilities	(143,997)	102,480
Deferred Compensation Retirement Plan	(22,860)	(2,500)
Net Cash used in operating activities	(2,267,643)	(2,344,447)

Investing Activities:
Purchase of fixed assets	-	(173,050)
Net Cash used in investing activities	-	(173,050)

Financing Activities:
Issue Restricted Common Stock net of expenses in
Private Placement	3,420,279	-
Executed Convertible Debt Financing	750,000	-
Net cash provided by financing activities	4,170,279	-

Increase (Decrease) in cash	1,902,636	(2,517,497)
Cash, beginning of period	637,041	4,325,801
Cash, end of period	$2,539,677	$1,808,304

THERMOENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations was 24,134,843 and 23,136,815 shares for the periods ended June 30, 2007 and 2006, respectively, and 25,265,494 and 23,136,815 shares for the three-month periods ended June 30, 2007 and 2006, respectively.

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
June 30, 2007

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (Continued)

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. Management is currently engaged in discussions with various private equity funds and high net worth individuals to raise additional funds through a private placement of debt or equity, and anticipates closing on such a private placement before the end of 2007.

NOTE 4: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE, WARRANT AND COMMON STOCK

On March 21, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Martin A. Roenigk, pursuant to which the Company issued and sold to Mr. Roenigk, at face value, its 5% Convertible Promissory Note due March 21, 2013 (the “Maturity Date”) in the principal amount of $750,000 (the “Note”). Mr. Roenigk may elect to convert the Note at any time into shares of common stock at a price of $0.50 per share. Interest on the outstanding principal amount is payable semi-annually, subject to our right, upon payment of a $2,500 deferral fee, to defer any scheduled interest payment until the Maturity Date. As further consideration to Mr. Roenigk, on March 21, 2007 the Company issued to him a six-year warrant (the “Warrant”) to purchase an aggregate of 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Company’s common stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Purchase Agreement permits Mr. Roenigk, at his election at any time on or before March 21, 2008, to purchase, on the same terms as the original Note, one or more additional Notes in an aggregate principal amount of up to $750,000 and to receive as additional consideration therefore additional Warrants for the purchase, on the same terms as the original Warrant, of that number of shares of common stock determined by dividing the principal amount of such additional Note or Notes by $1.00; if Mr. Roenigk, exercises this right in full, he will acquire additional $750,000 principal amount of Notes and Warrants for the purchase of $750,000 additional shares of common stock.

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

On June 21, 2007, the Company issued and sold 1,000,000 shares of Common Stock to The Focus Fund at a price of $0.75 per share in cash. In connection with such issuance, on June 21, 2007, the Company also issued to The Focus Fund a Common Stock Purchase Warrant entitling The Focus Fund to purchase up to 500,000 additional shares of Common Stock, at any time on or before June 22, 2010, at a price per share equal to the volume-weighted average price per share of the Company’s Common Stock for the 365 day period immediately preceding the date of exercise (subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share). The Warrant includes a provision permitting the Company to accelerate its expiration date if at any time the market price for its Common Stock equals or exceeds 125% of the minimum exercise price of $0.75 per share for a period of thirty consecutive trading days.

On June 27, 2007, the Company issued and sold 3,000,000 shares of Common Stock to Robert S. Trump at a price of $0.75 per share in cash. In connection with such issuance, on June 27, 2007, the Company also issued to Mr. Trump a Common Stock Purchase Warrant entitling him to purchase up to 1,500,000 additional shares of Common Stock, at any time on or before June 28, 2010, at a price per share equal to the volume-weighted average price per share of the Company’s Common Stock for the 365 day period immediately preceding the date of exercise (subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share). The Warrant includes a provision permitting the Company to accelerate its expiration date if at any time the market price for its Common Stock equals or exceeds 125% of the minimum exercise price of $0.75 per share for a period of thirty consecutive trading days.

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

NOTE 6: SUBSEQUENT EVENT

On July 2, 2007, the Company entered into an Agreement for the Purchase and Sale of Securities with CASTion Corporation, a Massachusetts corporation (“CASTion”), and six investment funds (the “Funds”), pursuant to which the Company acquired, from certain of the Funds, shares of the preferred stock of CASTion representing, in the aggregate, 90.31% of the total issued and outstanding shares of CASTion’s common stock on an as-converted basis and, from certain of the Funds, $2,000,000 face amount of promissory notes and other debt obligations of CASTion (the “CASTion Debt”). Following closing, the Company cancelled the CASTion Debt.

Under the Agreement for the Purchase and Sale of Securities, on July 2, 2007 the Company paid to the Funds the following consideration: (i) $2,000,000 in cash, (ii) an aggregate of 4,394,338 shares of the Company’s common stock, (iii) Convertible Promissory Notes in the aggregate principal amount of $3,353,126.62 (the “Notes”), and (iv) six-year Common Stock Purchase Warrants for the purchase of an aggregate of 4,232,425 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Warrants”). The Notes are due May 31, 2010 and bear interest at the rate of 6.5% per annum; if the Notes remain outstanding after November 30, 2008, the interest rate will be increased to 10%. Interest on the Notes is payable semi-annually, and we will have the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. We agreed that 23.125% of the amount by which funds raised by us in private placements of equity or convertible debt, net of expenses, exceed $3,000,000 will be applied toward prepayment of the Notes; if such proceeds have not been so applied within 30 days after the closing of such a financing, the interest rate on the Notes will be increased to 10%. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share. The Warrants and the Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event we issue additional shares of the Company’s common stock (or securities convertible into common stock) at a price per share less than the then-effective exercise price or conversion price. The Warrants include conventional provisions permitting “cashless” exercise. The Warrants also include a provision permitting us to accelerate their expiration date if, at any time after July 2. 2009, the market price for the Company’s common stock equals or exceeds 200% of the market price on July 2. 2007 ($1.39 per share) for a period of thirty consecutive trading days.

We agreed to maintain the separate corporate existence of CASTion, and to operate it as a separate division, until the Notes have been paid in full. We have granted to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes.

In connection with the Agreement for the Purchase and Sale of Securities, on July 2, 2007 we made cash payments in the aggregate amount of $150,000 to three officers and employees of CASTion and issued to three other officers and employees of CASTion an aggregate of 175,000 shares of the Company’s common stock. On July 2, 2007, we also issued to Jeffrey L. Powell, the President and CEO of CASTion, a six-year Common Stock Purchase Warrant (in form similar to the Warrants issued to the Funds but without provision for acceleration of the expiration date) for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. On July 2, 2007, we entered into a Bonus Agreement which provides for the payment to Mr. Powell and five other officers and employees of CASTion of bonuses in the aggregate amount of $300,000. Such bonuses are payable upon a change of control of the Company. We also agreed that 1.875% of the amount by which the amounts raised by us in private placements of equity or convertible debt, net of expenses, exceed $3,000,000 will be applied toward prepayment of the amounts due under the Bonus Agreement.

Also in connection with the Agreement for the Purchase and Sale of Securities, on July 2, 2007 we issued to Farley & Associates, Inc., an affiliate of two of the Funds, 18,750 shares of the Company’s common stock and a six-year Common Stock Purchase Warrant (in form identical to the Warrants issued to the Funds) for the purchase of 37,500 shares of the Company’s common stock at an exercise price of $0.50 per share.

In the Agreement for the Purchase and Sale of Securities, we agreed to include in any registration statement that we may file under the Securities Exchange Act of 1934 (with certain specified exceptions) (i) the shares of the Company’s common stock issued to the Funds, (ii) the shares of the Company’s common stock issuable to the Funds upon conversion of Notes or exercise of Warrants, (iii) the shares of the Company’s common stock issued to the officers and employees of CASTion and to Farley & Associates, Inc. in connection with the Agreement for the Purchase and Sale of Securities and (iv) the shares of the Company’s common stock issuable to the officers and employees of CASTion and to Farley & Associates, Inc. upon exercise of Warrants.

In connection with the transactions contemplated by the Agreement for the Purchase and Sale of Securities, on July 2, 2007 we entered into an Employment Agreement with Jeffrey L. Powell, the President and CEO of CASTion. Mr. Powell’s Employment Agreement provides for his continued employment as President and CEO of CASTion and, if and when appointed or elected, as an officer or director of the Company. The Employment Agreement provides for base annual compensation of $200,000, with a bonus opportunity (to be determined by a formula to be established by the Compensation Committee of our Board of Directors) of up to 100% of Mr. Powell’s base compensation. The Employment Agreement includes a covenant by Mr. Powell not to compete against us for a period of one year following termination of his employment. The Employment Agreement has an initial term of three years, and is automatically extended each month for an additional term of one month. In the event of a change of control of our company or if Mr. Powell’s employment is terminated by us without cause, he will be entitled to a severance payment equal to his base salary for the remaining term of the Employment Agreement.

CASTion is a 23-year old award winning company, with offices in Massachusetts, Florida, and California, that provides customized turnkey systems for industrial wastewater treatment. CASTion offers a comprehensive range of products and services including vacuum distillation, evaporators, reverse osmosis, ion exchange, oil/water separators, water use reduction and other water management services. CASTion has successful installations in the U.S., Canada, Mexico and Japan. CASTion’s customer base includes the military, power generation, mining, food processing, beverage, automotive, chemical process, refining, micro-electronics, municipal, heavy manufacturing, textile and semi-conductor industries. Its client list includes many Fortune 100 companies. Additional information on the CASTion can be found on its website at www.castion.com.

As of June 30, 2007, CASTion had total Assets of $796,000, Total Revenues for the six months ended June 30, 2007 of approximately $702,000 with a net loss of approximately ($1,007,018).

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

ThermoEnergy Corporation, a Delaware corporation (the “Company”), was incorporated in Arkansas in January 1988, for the purpose of developing and marketing certain municipal and industrial wastewater treatment technologies. The Company changed its jurisdiction of incorporation to Delaware in June 2007. The Company’s current wastewater treatment technologies include: (1) the ThermoFuel process, a renewable energy process that converts sewage sludge (a/k/a “biosolids”) into a high-energy solid fuel, (2) the Enhanced Biogas Production process, and (3) the Ammonia Recovery Process (“ARP”), that converts the nitrogen (ammonia) found in wastewater plants to ammonium sulfate, a commercial grade fertilizer utilized by agriculture worldwide. Each of these process technologies is more fully described in the following section. These three technologies are primarily aimed at solving wastewater problems for broad-based municipal, industrial and agricultural markets and are collectively referred to as the “Water Technologies.”

The Company licenses ARP from Battelle Memorial Institute (“BMI”) and licenses the ThermoFuel and Enhanced Biogas Production technologies from Alexander (“Alex”) G. Fassbender, the Company’s Executive Vice President and Chief Technology Officer.

The Company is also majority owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and is aimed at competing with conventional energy conversion technologies. In addition, TIPS removes and captures carbon dioxide (“CO2”) in liquid form for sequestration or beneficial reuse. The TIPS technology has been assigned to ThermoEngergy Power Systems, LLC, a Delaware corporation of which the Company owns 85% and Alex Fassbender the inventor of TIPS owns 15%. ThermoEnergy Power Systems, LLC has not been capitalized at this time. TIPS and the Water Technologies are collectively referred to as the “Technologies.”

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

The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad range of industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small combined heat and power plants. Although the Company has submitted several proposals to municipal wastewater authorities and is receiving some funding from federal grants that is being used to further the development of its TIPS technology, the Company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has generated only nominal operating revenues.

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

The Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain long-term financing. Accordingly, on July 2, 2007, the Company acquired 90.3%of the outstanding stock of CASTion Corporation, a Massachusetts corporation, pursuant to which CASTion has become a subsidiary of the Company. The Company will maintain the separate corporate existence of CASTion, and will operate it as a separate division, until the Convertible Notes that were issued in partial payment of the purchase price have been paid in full. The Company has granted to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

As of June 30, 2007, the Company had a cash balance of $2,539,677, accounts receivable and other current assets of $1,987,716 and current liabilities of $766,049. During the years ended December 31, 2006, 2005 and 2004, the Company’s operating expenses were $4,825,295, $5,542,524, and $1,930,996, respectively. During the first six months ended June 30, 2007 and June 30, 2006, the Company’s operating expenses were $2,132,254 and $2,649,791, respectively. The 2007 and 2006 operating expenses include general and administrative expense charges of $330,452 and $433,276 respectively relating to the expense of the issuance of options to Officers and Directors and the issuance of warrants for services.

Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be in excess of approximately $3,000,000 due to the additional business resulting from the acquisition of CASTion Corporation. The Company will have to raise additional funds from private placements of equity or debt to satisfy its anticipated operating expenses for the next 12 months.

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

Second Quarter 2007 Compared to Second Quarter 2006

The Company recorded total operating revenue of $108,014 and $158,702 respectively for the quarters ended June 30, 2007 and 2006. The decrease in revenue resulted from the completion of two of the three separate grants for the Company’s TIPS technology and the delay in the design and site work for the ARP project at NYCDEP. The Company had total operating expenses of $1,311,478 and $1,046,472 for the quarters ended June 30, 2007 and 2006 respectively. The decrease of approximately $300,000 in 2007 over 2006 was due from the decreased activity related to the NYCDEP project and the reduced expenses related to the recognition of an expense for options and warrants. Travel and entertainment expenses were $168,530 and $124,268 respectively for the quarters ended June 30, 2007 and 2006 respectively. Management believes that, as a result of the acquisition of CASTion Corporation, which had total revenues in excess of $4,000,000 during the year ended December 31, 2006, the Company’s consolidated operating results should improve in 2007.

Total assets increased from $3,814,399 on June 30, 2006 to $4,766,660 on June 30, 2007. The increase is a direct result from the private placement of debt and equity the Company accomplished during 2007. Total cash increased from $1,808,304 to $2,539,677, and total accounts receivable, notes receivable and other current assets increased from $882,441 at June 30, 2006 to $1,987,716 on June 30, 2007. Total liabilities increased from $487,300 on June 30, 2006 to $1,566,938 on June 30, 2007 due to the increased activities of the company and the issuance of $750,000 of convertible debt. During the same period total equity increased $745,468.

Six Month Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The Company recorded total operating revenue of $181,469 and $410,825, respectively, for the six months ended June 30, 2007 and 2006. The decrease in revenue resulted from the completion of two of three separate grants for the Company’s TIPS technology and the delay in the design and site work for the ARP project at NYCDEP. The Company has total operating expenses of $2,132,254 and $2,649,791 for the six month ended June 30, 2007 and 2006, respectively. The decrease of approximately $5517,537 in 2007 over 2006 was due to the decreased activity related to the NYCDEP project and the reduced expenses related to the recognition of expenses for options and warrants. Travel and entertainment expenses were $25,172 and $271,312, respectively, for the six months ended June 30, 2007 and 2006. The net loss of ($2,019,750) as of June 30, 2007 was a slight improvement over the net loss of ($2,185,526) as of June 30, 2006. Management believes that, as a result of the acquisition of CASTion Corporation, which had total revenues in excess of $4,000,000 during the year ended December 31, 2006, the Company’s consolidated operating results should improve throughout the remainder of 2007.

Recent Developments

In April 2005, the Company entered into an agreement with New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during 2006 and the Company is in the process of entering into a new larger contract for a facility at the 26th Ward WPCP. Construction by the Company with two primary subcontractors was delayed during 2006, but the Company expects to complete construction of the facility during 2007 and the first half of 2008. If the operating results of the demonstration plant over the twelve month period after completion are successful, the Company expects to enter into a long-term agreement with the City of New York.

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

Expected Changes in the Number of Employees

The Company foresees increases in the number of employees in the next 12 months, especially with the expected growth in business related to the acquisition of CASTion Corporation. Upon completion of the acquisition, the Company had approximately 26 employees.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found for the Plaintiff on its breach of contract claim against the Company, awarding it $298,720.01 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. The Company intends to pursue the appeal vigorously. There are currently no other pending legal proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2007, we issued and sold 1,000,000 shares of our common stock to The Focus Fund at a price of $0.75 per share in cash. In connection with such issuance, on June 21, 2007, we also issued to The Focus Fund a Common Stock Purchase Warrant entitling The Focus Fund to purchase up to 500,000 additional shares of our common stock, at any time on or before June 22, 2010, at a price per share equal to the volume-weighted average price per share of our common stock for the 365 day period immediately preceding the date of exercise (subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share). The Warrant includes a provision permitting us to accelerate its expiration date if at any time the market price for our common stock equals or exceeds 125% of the minimum exercise price of $0.75 per share for a period of thirty consecutive trading days. At June 1, 2007, The Focus Fund was the beneficial owner of 1,798,095 shares of our common stock, representing approximately 7.3% of our issued and outstanding common stock on such date.

On June 27, 2007, we issued and sold 3,000,000 shares of our common stock to Robert S. Trump at a price of $0.75 per share in cash. In connection with such issuance, on June 27, 2007, we also issued to Mr. Trump a Common Stock Purchase Warrant entitling him to purchase up to 1,500,000 additional shares of our common stock, at any time on or before June 28, 2010, at a price per share equal to the volume-weighted average price per share of our common stock for the 365 day period immediately preceding the date of exercise (subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share). The Warrant includes a provision permitting us to accelerate its expiration date if at any time the market price for our common stock equals or exceeds 125% of the minimum exercise price of $0.75 per share for a period of thirty consecutive trading days. At June 1, 2007, Mr. Trump was the beneficial owner of 4,534,560 shares of our common stock, representing approximately 22.7% of our issued and outstanding common stock on such date.

The issuance of the shares of our common stock and the Common Stock Purchase Warrants to The Focus Fund and to Mr. Trump were made in transactions not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act. We have not undertaken any obligation to register any of the shares of our common stock issued or issuable to The Focus Fund or to Mr. Trump. No broker was involved in either issuance and no fee was paid to any person or entity in connection with either transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting in New York, New York on June 14, 2007. At the Annual Meeting, the following matters were submitted to a vote of our stockholders:

1.	The election of two directors to serve on our Board of Directors for a term of three years until the 2010 Annual Meeting and until their respective successors are duly elected and qualified;

2.	Ratifying the appointment of Kemp & Company as our independent registered public accounting firm for the fiscal year ending December 31, 2007;

3.	The reincorporation of our corporation in the State of Delaware.

The following votes were cast for the nominees named below or withheld as indicated:

Nominee	For	Withheld
Louis J. Ortmann, DDS	23,958,285	155,200
Martin A. Roenigk	24,103,866	9,619

Each of the nominees having received the requisite plurality of votes, each was elected a director.

The following votes were cast for and against the proposal to ratify the appointment of Kemp & Company, or abstained as indicated:

For	Against	Abstained
24,082,778	3,121	27,586

A majority of the votes having been cast for the proposal, the appointment of Kemp & Company as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified.

The following votes were cast for and against the proposal to reincorporate in the State of Delaware, or abstained as indicated:

For	Against	Abstained
17,052,220	335,330	999

A majority of the outstanding shares of our Common Stock and our Series A Convertible Preferred Stock, voting together as a single class, having been voted for the proposal, the reincorporation in the State of Delaware was approved. On June 20, 2007, we filed a Certificate of Merger with the Secretary of State of the State of Delaware and on June 25, 2007, we filed Articles of Merger with the Secretary of State of the State of Arkansas. Upon the filing of the Articles of Merger, our reincorporation in the State of Delaware became effective.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:
Exhibit Number	Description of Exhibit	Location

2.1	Agreement and Plan of Merger of ThermoEnergy Corporation (a Delaware corporation) and Thermoenergy Corporation (an Arkansas corporation)	(1)

3.1	Certificate of Incorporation	(2)

3.2	Certificate of Merger filed with the Secretary of State of the State of Delaware on June 20, 2007	*

3.3	Articles of Merger filed with the Secretary of State of the State of Arkansas on June 25, 2007	*

3.4	By-laws	(3)

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	*

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	*

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

32.3	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

*     Filed herewith

(1)	Incorporated by reference to Annex B to Proxy Statement for 2007 Annual Meeting, filed on Schedule 14A on May 18, 2007.

(2)	Incorporated by reference to Annex C to Proxy Statement for 2007 Annual Meeting, filed on Schedule 14A on May 18, 2007.

(3)	Incorporated by reference to Annex D to Proxy Statement for 2007 Annual Meeting, filed on Schedule 14A on May 18, 2007.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007

THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and
Chief Executive Officer