Form 10QSB
period 2007-09-30
THERMOENERGY CORP
filed 2007-11-20
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER 33-46104-FW

THERMOENERGY CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71-0659511 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,062,552 shares of common stock as of November 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3
		Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 (Unaudited)	4
		Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period ended January 1, 2006 through December 31, 2006 and the nine months ended September 30, 2007	5
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	6
		Consolidated Notes to Financial Statements (Unaudited)	7
	Item 2.	Management's Discussion and Analysis or Plan of Operation	16
	Item 3.	Controls and Procedures	22
Part II.	Other Information
	Item 1.	Legal Proceedings	22
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
	Item 3.	Defaults Upon Senior Securities	23
	Item 4.	Submission of Matters to a Vote of Security Holders	23
	Item 5.	Other Information	23
	Item 6.	Exhibits and Reports on Form 8-K	23
Signature			24

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	September 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current Assets:
Cash	$455	$637
Accounts Receivable	1,242	874
Note Receivable - CAStion	-	493
Inventories	258	-
Other Current Assets	143	152
Total Current Assets	2,098	2,156

Property and Equipment, net	337	252
Goodwill	8,055
Other Assets	5

Total Assets	$10,495	$2,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$1,139	$498
Short Term Notes Payable	969	-
Deferred Revenue	187	-
Other Current Liabilities	575	350
Total Current Liabilities	2,870	848

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	313	347
Convertible Debt	3,236	-
Minority Interest in Subsidiary	(656)	-
Total Long Term Liabilities	2,893	347

Total Liabilities	5,763	1,195

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value(2007), $1 par value (2006): authorized -20,000,000 shares (2007), 10,000,000 shares (2006); issued and outstanding: 2007 -
5,306,670 shares; 2006 - 6,198,671 shares	53	6,198

Common Stock, $.001 par value: authorized - 150,000,000 shares (2007), 75,000,000 shares (2006); issued: 2007 - 34,146,349 shares; 2006 - 23,220,612 shares;
outstanding: 2007 - 34,062,552 shares; 2006 - 23,136,815 shares	34	23

Additional Paid-In Capital	44,923	29,862

Accumulated Deficit	(40,278)	(34,870)

Total Equity	4,732	1,213

TOTAL LIABILITIES AND EQUITY	$10,495	$2,408

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Operating Income	$594	$397	$1,704	$808
Cost of Goods Sold	383	21	1,609	185
Gross Operating Income	211	376	95	623

Operating Expenses:
General and Admin.	3,404	541	4,130	2,192
Selling Expenses	62	-	210	-
Payments under Licenses	11	10	68	30
Professional Fees	257	285	903	829
Travel & Entertainment	93	110	350	381
Total Operating Expenses	3,827	946	5,661	3,432

Loss from Operations	(3,616)	(570)	(5,566)	(2,809)

Other Income (Expense):
Net Interest Income (expense)	(42)	8	(197)	62
Total Other Income	(42)	8	(197)	62

Net loss before minority interest in subsidiary	(3,658)	(562)	(5,763)	(2,747)
Minority interest in subsidiary	270	-	355	-

Net Loss	$(3,388)	$(562)	$(5,408)	$(2,747)

Per Common Share:
Loss from Operations	$(0.11)	$(0.02)	$(0.20)	$(0.12)
Net Loss	$(0.10)	$(0.02)	$(0.20)	$(0.12)

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2006 and the Nine Months Ended
September 30, 2007 (Unaudited)
(in thousands)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance (Deficit) January 1, 2006	$23	$6,198	$29,131	$(31,177)	$4,175

Options: issued to officers and directors	-	-	298	-	298

Warrants issued for services	-	-	433	-	433

Net Loss	-	-	-	(3,693)	(3,693)

Balance December 31, 2006	$23	$6,198	$29,862	$(34,870)	$1,213

Options issued to directors			128		128

Stock issued for services	-	-	51	-	51

Warrants issued for services			249		249

Converted Preferred Stock to Common Stock	1	(686)	685		-

Issuance of Common Stock (1,238,095 at $0.42 per share)	1	-	519	-	520

Issuance of Common Stock from Cashless Exercise
of Warrants, April 2007	-		-		-

Issuance of Common Stock from Cashless Exercise of
Warrants, September 2007	-		-		-

Issuance of Common Stock, June 2007, net of Issuance
Costs of $99,721.17 (4,000,000 shares at $0.75 per share)
and 2,000,000 warrants at a price equal to a 12 month
average with a floor of $0.75 and a ceiling of $1.50 per share	4		2,896		2,900

Warrants and beneficial conversion option issued with
Convertible Notes			881		881

Reincorporated in Delaware and reduced par value of preferred
shares		(5,459)	5,459		-

Issuance of common stock (4,588,088 shares at $.55 per share) and	5		4,163		4,168
common stock warrants for CASTion acquisition

Issuance of common stock, July 2007 (30,000 shares at $.99 per share)	-		30		30

Net Loss				(5,408)	(5,408)

Balance September 30, 2007	$34	$53	$44,923	$(40,278)	$4,732

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Operating Activities:
Net Loss	$(5,408)	$(2,747)
Items not requiring (providing) cash:
Depreciation	94	16
Expense of options issued to officers and directors	128	298
Expense of warrants vesting during the period	249	249
Goodwill Impairment Charge	2,734
Restricted Stock issued for services	51	-
Discount on Convertible Debt	94	-
Changes in:
Accounts Receivable	(54)	(387)
Other Receivables	-	(241)
Note Receivable CASTion	493	-
Inventory	(15)	-
Other Current Assets	34	-
Prepaid Expenses	-	(108)
Accounts Payable	42	(61)
Short Term Notes Payable	(2,554)	-
Deferred Revenue	(192)
Other Current Liabilities	(117)	-
Minority Interest In Subsidiary	(656)
Deferred Compensation Retirement Plan	(34)	(40)
Net Cash used in operating activities	(5,111)	(3,021)

Investing Activities:
Purchase of CASTion, net of cash required	(269)
Purchase of fixed assets	(2)	(187)
Net Cash used in investing activities	(271)	(187)

Financing Activities:
Executed Convertible Debt and Equity Financing	5,200	-
Net cash provided by financing activities	5,200	-

Increase (Decrease) in cash	(182)	(3,208)
Cash, beginning of period	637	4,325
Cash, end of period	$455	$1,117

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

As more fully described in Note 2, the Company acquired a majority interest in an entity as of July 2, 2007. In accordance with generally accepted accounting principles, consolidated financial statements were prepared for periods subsequent to the date of the acquisition. The consolidated financial statements presented herein for periods prior to July 2, 2007 reflect the operations of ThermoEnergy Corporation only. All significant intercompany amounts have been eliminated in consolidation.

The balance sheet at December 31, 2006 has been derived from the audited financial statements of ThermoEnergy Corporation (the “Company”) at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2: ACQUISITION

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 2: ACQUISITION (Continued)

Under the Agreement for the Purchase and Sale of Securities, on July 2, 2007 the Company paid to the Funds the following consideration: (i) $2,000,000 in cash, (ii) an aggregate of 4,394,338shares of the Company’s common stock, (iii) Convertible Promissory Notes in the aggregate principal amount of $3,353,126.62 (the “Notes”), and (iv) six-year Common Stock Purchase Warrants for the purchase of an aggregate of 4,232,425 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Warrants”). The Notes are due May 31, 2010 and bear interest at the rate of 6.5% per annum; if the Notes remain outstanding after November 30, 2008, the interest rate will be increased to 10%. Interest on the Notes is payable semi-annually, and we will have the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. We agreed that 23.125% of the amount by which funds raised by us in private placements of equity or convertible debt, net of expenses, exceed $3,000,000 will be applied toward prepayment of the Notes; if such proceeds have not been so applied within 30 days after the closing of such a financing, the interest rate on the Notes will be increased to 10%. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share. The Warrants and the Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event we issue additional shares of the Company’s common stock (or securities convertible into common stock) at a price per share less than the then-effective exercise price or conversion price. The Warrants include conventional provisions permitting “cashless” exercise. The Warrants also include a provision permitting us to accelerate their expiration date if, at any time after July 2, 2009, the market price for the Company’s common stock equals or exceeds 200% of the market price on July 2, 2007 ($1.39 per share) for a period of thirty consecutive trading days.

We agreed to maintain the separate corporate existence of CASTion, and to operate it as a separate division, until the Notes have been paid in full. We have granted to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes.

In connection with the Agreement for the Purchase and Sale of Securities, on July 2, 2007 a portion of the purchase price went to the officers of CASTion. $150,000 of the $2,000,000 cash paid to pay off existing CASTion debt, was paid to three officers and employees of CASTion and issued to three other officers and employees of CASTion an aggregate of 175,000 shares of the Company’s common stock. On July 2, 2007, we also issued to Jeffrey L. Powell, the President and CEO of CASTion, a six-year Common Stock Purchase Warrant (in form similar to the Warrants issued to the Funds but without provision for acceleration of the expiration date) for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. On July 2, 2007, we entered into a Bonus Agreement which provides for the payment to Mr. Powell and five other officers and employees of CASTion of bonuses in the aggregate amount of $300,000. Such bonuses are payable upon a change of control of the Company. We also agreed that 1.875% of the amount by which the amounts raised by us in private placements of equity or convertible debt, net of expenses, exceed $3,000,000 will be applied toward prepayment of the amounts due under the Bonus Agreement. All of the payments to the employees are a reduction in the overall purchase price.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 2: ACQUISITION (Continued)

Also in connection with the Agreement for the Purchase and Sale of Securities, on July 2, 2007 we issued to Farley & Associates, Inc., an affiliate of two of the Funds, 18,750 shares of the Company’s common stock and a six-year Common Stock Purchase Warrant (kin form identical to the Warrants issued to the Funds) for the purchase of 37,500 shares of the Company’s common stock at an exercise price of $0.50 per share.

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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of CASTion were recorded at their respective fair values as of the date of acquisition based on a preliminary analysis of such fair values. The final allocation of the purchase price will be determined after additional analyses are performed to determine the fair values of CASTion’s tangible and identifiable intangible assets and liabilities as of the date of acquisition. The Company is in the process of engaging an unrelated third party to assist management in completing the final valuation. In addition, the Company must perform impairment tests in accordance with SFAS No. 142 in order to determine that the carrying value of goodwill recorded in connection with the acquisition does not exceed its implied fair value as defined in SFAS No. 142. The Company plans to perform these tests during the fourth quarter of 2007 (see information below for impairment review as of September 30, 2007). The final adjustments to the purchase price allocation, including the amount of recorded goodwill, may be materially different from the information presented herein.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 2: ACQUISITION (Continued)

The calculation of the purchase price is as follows:

Shares of the Company’s common stock issued	4,588,088
Assigned stock price (1)	$.55
Fair Value of common stock issued	2,523,448
Plus: Acquisition costs incurred	200,000
Total cash and common stock	2,723,448
Plus other consideration:
Convertible Note, net of valuation discount of $313,425 and discount for
beneficial conversion feature of $313,182 (2)	2,726,520
Common stock warrants (3)	1,644,259
Total purchase price	$7,094,227

(1)
Estimate based on value assigned to common stock purchases for 4,000,000 shares during late June 2007, approximately $.52, and the 365-day trailing average quoted price for the Company’s common stock prior to the date of acquisition, approximately $.60. The Company’s quoted stock price on July 2, 2007 was $1.39. Due to the Company’s small average trading volume and the price volatility of the Company’s common stock during 2007, management believes that the recent large-block cash sales of common stock and the 365-day trailing average stock price provide a better estimate of the value of the Company’s common stock.

(2)
Valuation discount of $313,425 computed based on an assumed fair market value interest rate of 10% compared to the stated rate of 6.5%. The valuation discount results in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date.

(3)	The value of the warrants was computed using a Black-Scholes option pricing model.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 2: ACQUISITION (Continued)

The consolidated financial statements as of and for the periods ended September 30, 2007 financial statements reflect the following preliminary purchase price allocation for CASTion:

Historical net assets applicable to the Company’s purchase of a 90.31%
interest in CASTion’s common stock on July 2, 2007	$(3,694,468)

Goodwill	10,788,695
Total purchase price	$7,094,227

The Company performed an impairment analysis of goodwill as of September 30, 2007 due to the decrease in sales at CASTion during 2007 compared to 2006. This analysis resulted in the recording of an impairment loss of $2,734,750. The Company is in the process of engaging an unrelated third party to perform a valuation for recording a fair value for Goodwill as of December 31, 2007.

The results of operations of CASTion subsequent to the acquisition date are included in the Company’s consolidated statements of operations for the period ended September 30, 2007. The following pro forma information for the nine- and three-month periods ended September 30, 2007 and 2006 reflects the Company’s estimated consolidated results of operations as if the acquisition of CASTion occurred at January 1, 2007.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands, except per share date)	2007	2006	2007	2006
Gross operating income	$95	$935	$211	$884
Loss from operations	(6,507)	(3,282)	(3,771)	(338)
Net loss	(6,349)	(3,259)	(3,543)	(427)
Net loss from operations per share	$(0.20)	$(0.14)	$(0.11)	$(0.04)
Net loss per share	$(0.20)	$(0.14)	$(0.11)	$(0.05)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 3: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations was 27,628,661 and 23,136,815 shares for the nine-month periods ended September 30, 2007 and 2006, respectively, and 33,687,597 and 23,136,815 shares for the three-month periods ended September 30, 2007 and 2006, respectively.

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

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. Management is currently engaged in discussions with various investment bankers, private equity funds and high net worth individuals to raise additional funds through a private placement of debt or equity, and anticipates closing on such a private placement before the end of 2007.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 5: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE, WARRANTS AND COMMON STOCK

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

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note into the Company’s common stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date. The total debt discount of $281,000 will be amortized to interest expense over the stated term of the Note.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 5: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE, WARRANTS AND COMMON STOCK (Continued)

In two separate transactions during the quarter ended March 31, 2007, the Company issued shares of Common Stock to The Focus Fun, LP. In the aggregate, the Company issued and sold 1,238,095 shares of Common Stock for an aggregate purchase price of $520,000. The securities were issued in private placements not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of such Act. No brokers or placement agents were involved in the offering of such securities.

On June 21, 2007, the Company issued and sold 1,000,000 shares of Common Stock to The Focus Fund at a price of 0.75 per share in cash. In connection with such issuance, on June 21, 2007, the Company also issued to The Focus Fund a Common Stock Purchase Warrant entitling The Focus Fund to purchase up to 500,000 additional shares of Common Stock, at any time on or before June 22, 2010, at a price per share equal to the volume-weighted average price per share of the Company’s Common Stock for the 365 day period immediately preceding the date of exercise (subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share). The Warrant includes a provision permitting the Company to accelerate its expiration date if at any time the market price for its Common Stock equals or exceeds 125% of the minimum exercise price of $0.75 per share for a period of thirty consecutive trading days.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 5: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE, WARRANTS AND COMMON STOCK (Continued)

On August 23, 2007, the Company entered into financing agreements with two existing shareholders (the “Holders”) that consisted of the Company issuing $1,000,000 of 7.5% convertible debt maturing on December 31, 2007 (the “Notes”). At the election of the Company by written notice to the Holders (a “Deferral Notice”) and payment to the Holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the Maturity Date, the Maturity Date may be extended to March 31, 2008. At the election of the Company, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted common stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders a Warrant to purchase one share of Common Stock for each Dollar invested at any time during the three year period from December 31, 2007 to December 31, 2010 for an exercise price of $0.75 per share.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $300,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Notes into the Company’s common stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $300,000, the intrinsic value of the conversion feature on that date. The total debt discount of $600,000 will be amortized to interest expense over the stated term of the Note.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE 6: LEGAL MATTERS

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found the Plaintiff on its breach of contract claim against the Company, awarding it $298,720.01 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. All briefs are due to be filed in December 2007.

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

ThermoEnergy Corporation, a Delaware corporation (the “Company”), was incorporated in January 1988, for the purpose of developing and marketing certain municipal and industrial wastewater treatment technologies. The Company changed its jurisdiction of incorporation to Delaware in June 2007. The Company’s current wastewater treatment technologies include: (1) the ThermoFuel process, a renewable energy process that converts sewage sludge (a/k/a “biosolids”) into a high-energy solid fuel, (2) the Enhanced Biogas Production process, (3) the Ammonia Recovery Process (“ARP”), that converts the nitrogen (ammonia) found in wastewater plants to ammonium sulfate, a commercial grade fertilizer utilized by agriculture worldwide, and the CASTion technologies. The CASTion technologies consist of several patented and proprietary technologies, including: (1) the Controlled Atmosphere Separation Technology (“CAST”), (2) the Zero-Liquid-Discharge (“ZLD”) wastewater recycle/reuse and elimination of a discharge technology, (3) R-Cast the patented technology ammonium/ammonia removal from a stream, and other proprietary solutions for resource recovery and wastewater treatment technologies. Each of these process technologies is more fully described in the following section. These technologies are primarily aimed at solving wastewater problems for broad-based municipal, industrial and agricultural markets and are collectively referred to as the “Water Technologies” which are now centralized in our CASTion subsidiary.

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

The Company seeks to derive revenues from the commercialization of the Technologies. The Water Technologies address wastewater problems for municipal and broad range of industrial markets. TIPS is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small combined heat and power plants. Although the Company has submitted several proposals to municipal wastewater authorities and may receive some funding from federal grants that is being used to further the development of its TIPS technology, the company cannot predict the acceptability of its Technologies in such markets. Since inception in 1988, the Company has generated only nominal operating revenues.

Because the Company currently does not possess the financial resources necessary to construct or operate its Technologies in commercial facilities without external project funding, the Company has sought and continues to seek strategic relationships with larger corporate partners to expedite the marketing and commercialization of the Technologies. The Company does not currently have such a strategic relationship with any party that has the human and financial resources capable of exploiting the Technologies. The Company’s ability to continue seeking such strategic partners or such strategic relationships is dependent on its ability to obtain adequate financing to sustain its activities.

Management believes that the acquisition of 90.3% of the outstanding stock of CASTion Corporation, a Massachusetts corporation (“CASTion”) on July 2, 2007, pursuant to which CASTion has become a subsidiary of the Company, will give the Company the ability to raise additional financing and the resources to commercialize its Technologies. The Company will maintain the separate corporate existence of CASTion, and will operate it as the separate Water Division, until the Convertible Notes that were issued in partial payment of the purchase price have been paid in full. The Company has granted to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

As of September 30, 2007, the Company had a cash balance of $455,000, accounts receivable and other current assets of $1,643,000 and current liabilities of $2,870,000. During the years ended December 31, 2006, 2005 and 2004, the Company’s operating expenses were $4,825,295, $5,542,524, and $1,930,996, respectively. During the nine months ended September 30, 2007 and September 30, 2006, the Company’s operating expenses were $5,661,000 and $3,432,000, respectively. The 2007 and 2006 operating expenses include general and administrative expense charges of $4,130,000 and $2,192,000 respectively relating to the write down to Goodwill resulting from the acquisition of CASTion, the expense of the issuance of options to Officers and Directors, and the issuance of warrants for services.

Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be in excess of approximately $5,000,000 due to the additional business resulting from the acquisition of CASTion Corporation. The Company will have to raise additional funds from private placements of equity or debt to satisfy its anticipated operating expenses for the next 12 months.

During 2006, 2005 and 2004, the Company funded its operations primarily from the sale of restricted stock and the issuance of preferred stock in a private placement, borrowings, generally from shareholders, executive officers and other related parties, and through the issuance of debentures for cash or in settlement payments of other obligations. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, the issuance of Convertible Debt, other derivatives and bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the near-term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations. In addition to these other financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies.

Third Quarter 2007 Compared to Third Quarter 2006

The Company recorded total operating revenue of $594,000 and $396,897 respectively for the quarters ended September 30, 2007 and 2006. The increase in revenue resulted in the sales of CASTion of $397,000 offset by the decrease in revenue from the completion of two of the three separate grants for the Company’s TIPS technology and the delay in the design and site work for the proposed ARP project at NYCDEP. The Company had total operating expenses of $3,827,000 and $946,000 for the quarters ended September 30, 2007 and 2006 respectively. The increase of approximately $2,881,000 in 2007 over 2006 was due to the CASTion acquisition and a write off of $2,734,000 of Goodwill. The increased operating expenses due to the CASTion acquisition was partially offset by the decreased activity related to the ARP project at NYCDEP and the reduced expenses related to the recognition of an expense for options and warrants. General and Administration expenses were $3,404,000 and $541,000 respectively for the quarters ended September 30, 2007 and 2006 respectively. Travel and entertainment expenses were $93,000 and $110,000 respectively for the quarters ended September 30, 2007 and 2006 respectively.

Total assets increased from $2,408,000 on December 31, 2006 to $10,495,000 on September 30, 2007. The increase is due to the CASTion acquisition, and the private placement of debt and equity the Company accomplished during 2007. Total cash decreased from $637,000 to $455,000, and total accounts receivable, notes receivable and other current assets increased from $1,519,000 at December 31, 2006 to $1,643,000 on September 30, 2007. Total liabilities increased from $1,195,000 on December 31, 2006 to $5,763,000 on September 30, 2007 due to the CASTion acquisition, and the issuance of $1,750,000 of convertible debt. During the same period total equity increased $3,519,000.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The Company recorded total operating revenue of $1,704,000 and $808,000, respectively, for the nine months ended September 30, 2007 and 2006. The increase in revenue resulted from the CASTion acquisition and the decrease in revenue from the completion of two of three separate grants for the Company’s TIPS technology and the delay in the ARP project at NYCDEP. The Company had total operating expenses of $5,661,000 and $3,432,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase of approximately $2,229,000 in 2007 over 2006 was due to the CASTion acquisition offset somewhat by the decreased activity related to the NYCDEP project and the reduced expenses related to the recognition of expenses for options and warrants. Travel and entertainment expenses were $350,000 and $381,000, respectively, for the nine months ended September 30, 2007 and 2006. The net loss of $5,408,000 as of September 30, 2007 was a large increase over the net loss of $2,747,000 as of September 30, 2006. The increase resulted from the acquisition of CASTion and the associated Goodwill adjustments.

Recent Developments

In April 2005, the Company entered into an agreement with New York City (“NYCDEP”) for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during September 2006 and the Company is in the process of entering into a new larger proposed contract for a facility at the 26th Ward WPCP. During the third quarter of 2007 the Company submitted all of the engineering drawings for the building and plant system to the NYCDEP, and the Company anticipates receiving a letter to proceed during the fourth quarter of 2007. Construction by the Company with its two primary subcontractors was delayed during 2006, but the Company expects to complete construction of the facility during 2008. If the operating results of the demonstration plant over the twelve month operating period after completion are successful, the Company expects to enter into a long-term agreement with the city of New York to operate the plant. There is no guarantee that the Company will receive the new contract that has been proposed for $12.4 million, and there is no guarantee that the Company will receive a long-term operating contract, but at this time Management believes that the Company will be successful in obtaining a long-term contract with NYCDEP.

Research and Development

Research and development activity has been, and the Company expects that it will continue to be, an integral part of the Company’s business activity. The Company continues to conduct research and development through its Hudson laboratory in a number of areas including, testing various waste streams for potential clients, Chemcad and Aspen modeling for the TIPS process, centrate testing related to the Company’s New York City project and, in conjunction with CASTion’s engineers, ARP process flow modifications. The Company expects to consolidate the Hudson laboratory with CASTion’s R&D laboratory in Worchester, Massachusetts during 2008.

Expected Changes in the Number of Employees

The Company foresees increases in the number of employees in the next 12 months, especially with the expected growth in business related from the acquisition of CASTion. At September 30, 2007 the Company had 26 employees.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and Principal Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Principal Financial Officer, after consultation with the Chairman of the Audit Committee and representatives of the Company’s independent registered public accounting firm, have identified material control deficiencies as of September 30, 2007 and for the three-month and nine-month periods then ended. The Company is in the process of addressing these weaknesses and implementing additional disclosure controls and procedures.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found for the Plaintiff on its breach of contract claim against the Company, awarding it $298,720.01 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. All briefs for the appeal are due in December 2007 and the Company expects to get a ruling on the appeal during the first quarter of 2008. There were no other pending legal proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2007, the Company issued 7.5% convertible debt maturing on December 31, 2007 (the “Notes”) to Robert Trump in the principal amount of $500,000 and to The Focus Fund in the principal amount of $500,000. At the election of the Borrower by written notice to the Holders (a “Deferral Notice”) and payment to the Holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the Maturity Date, the Maturity Date may be extended to March 31, 2008. At the election of the Borrower, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted common stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders Warrants to purchase one share of Common Stock for each Dollar invested at any time during the three year period from December 31, 2007 to December 31, 2010 for an exercise price of $0.75 per share. The Notes and Warrants were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act. The Notes and Warrants were sold for cash at an aggregate offering price of $1,000,000. No brokers or placement agents were involved in the offering of such securities.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $300,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Notes into the Company’s common stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $300,000, the intrinsic value of the conversion feature on that date. The total debt discount of $600,000 will be amortized to interest expense over the stated term of the Notes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the quarter ended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description

4.1
Form of Convertible Promissory Notes issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation, and the Sellers named therein (1)

4.2
Form of Common Stock Purchase Warrants issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation, and the Sellers named therein (2)

4.3	Common Stock Purchase Warrant issued to Jeffrey L. Powell # (3)
4.4	Form of Common Stock Purchase Warrants issued to The Focus Fund and Robert S. Trump *
4.5	Form of 7.5% Convertible Promissory Notes issued to The Focus Fund and Robert S. Trump *
10.1	Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation, and the Sellers named therein (4)
10.2	Bonus Agreement dated July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and Donald F. Farley, as agent for certain employees of CASTion Corporation identified therein # (5)
10.3	Employment Agreement of Jeffrey L. Powell # (6)
10.4
Stock Pledge Agreement dated July 2, 2007 by ThermoEnergy Corporation in favor of Spencer Trask Specialty Group, LLC (in its capacity as agent for itself and for other Secured Parties who become parties thereto (7)

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	*
31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	*
32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*
32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

# May be deemed to be a compensatory plan or arrangement
* Filed herewith

(1)	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2007
(2)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 10, 2007
(3)	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2007
(4)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2007
(5)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2007
(6)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 10, 2007
(7)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed July 10, 2007

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2007
THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and
Chief Executive Officer