Form 10KSB
period 2007-12-31
THERMOENERGY CORP
filed 2008-04-15
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10−KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 33−46104−FW

THERMOENERGY CORPORATION
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Delaware	71−00659511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The issuer’s revenues for its fiscal year ended December 31, 2007 were $622,000.

The aggregate market value of the common stock of the issuer held by non−affiliates of the issuer on March 31, 2008 was $29,680,930.

As of March 31, 2008, there were 40,984,219 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING
FORWARD–LOOKING INFORMATION

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

The Company’s filings with the Securities and Exchange Commission (the “Commission”), including its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), can be found through the Company’s website at http://www.thermoenergy.com/investorInformation.html. The information contained in the websites of the Company and its subsidiaries is not deemed to be a part of this filing and the Company disclaims any incorporation by reference of such information herein.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

ThermoEnergy Corporation (the, “Company”) is a diversified technologies company engaged in the worldwide commercialization of patented and/or proprietary municipal and industrial wastewater treatment and power generation technologies. The Company was founded in 1988 and underwent a name change in December 1996. The Company is incorporated under the laws of the State of Delaware with its principle place of business in Little Rock, AR, with offices in Worcester, MA, Hudson, MA and New York, NY. The Company has approximately 1,400 shareholders and has been a public company since 1992. The Company’s common stock, $0.001 par value per share (the “Common Stock”) has been publicly traded on the Over-the-Counter Bulletin Board since September of 2000, under the symbol “TMEN.BB”

The wastewater treatment technologies are consolidated in our majority owned subsidiary, CASTion Corporation, a Massachusettes corporation  (“CASTion”). CASTion is a growing developer and manufacturer of innovative wastewater treatment and recovery systems to industrial and municipal clients. Our systems are unique because they meet environmental regulations and provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and reusing wastewater in process operations. Our proprietary products are combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. Our wastewater treatment systems have applications in aerospace, food processing, metal finishing, refineries, manufacturing and municipal wastewater. With recovery of feedstocks, avoidance of wastewater and contaminate discharge fees and the reuse of wastewater, our systems can deliver cost effective solutions to environmental problems. From our 20,000 square foot manufacturing facility in Worcester, Massachusetts we assemble and ship our systems anywhere. Additional information on our water technologies can be found on CASTion’s website at www.castion.com.

The Company is also the majority owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse. The power generation technologies are consolidated in our majority owned subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”). The Company owns 85% of TEPS and Mr. Alexander Fassbender, Executive Vice President, Chief Technology Officer and Director owns 15% of TEPS. ThermoEnergy Power Systems has not been capitalized and has not engaged in any commercial operations.

TIPS and the Water Technologies are collectively referred to as the “Technologies.” The economic and environmental matrix of the Company’s technologies represents a significant advancement in these key infrastructure industries. The Company currently has offices in Little Rock, AR, Hudson, MA, and New York, NY. Additional information on the Company and its technologies can be found on its website at www.thermoenergy.com.

Corporate Mission

The Company’s mission is to become a significant force within the global municipal and industrial wastewater and power generation industries.

Water Technologies

The Company has several innovative and patented technologies in its intellectual property portfolio pertaining to clean water. The Company’s clean water technologies offer municipal and industrial clients superior economic and process advantages over conventional wastewater treatment methods. The Company’s water technologies include the following:

CASTion’s CAST, R-CAST and Proprietary Water Technologies

Our versatile, award winning and patented, Controlled Atmosphere Separation Technology (“CAST” and “R-CAST”) systems can be utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated plant-wide recovery solution. The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent. The Zero-Liquid-Discharge (“ZLD”) program can recover nearly 100% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling at our customer’s facility. CAST concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. CASTion’s water technologies fall into three major categories: 1) Compliance Systems – designed to meet strict local and federal regulatory mandates; 2) Primary Recovery Systems – designed to treat the majority of an operations wastewater for reuse and concentrated the contaminants; and 3) Final Recovery Systems – designed to treat the remaining concentrated contaminants for disposal or additional processing to achieve zero liquid discharge. Systems integration is key to the success of any treatment or recovery project. While it is true that these technologies are “state-of-the-art”, the real value we deliver is as a turnkey solution provider.

ARP

The Ammonia Recovery Process, or ARP technology, is a non−thermal, absorption process which captures ammonia from dilute waste streams, converting it into ammonium sulfate which can be packed and sold to agriculture markets worldwide. The ARP technology was proven in technology demonstration projects in conjunction with the Civil Engineering Research Foundation (CERF) and the City of New York in 1998, and during the EPA−sponsored demonstration at Colton, CA in 2000. The Company signed its first commercial contract for a 500,000 gallon per day ARP system for New York City’s Bowery Bay Water Pollution Control Plant (“WPCP”). That project was cancelled during 2006 and is currently being moved to the 26th Ward WPCP on Jamaica Bay, with construction of the plant expected to begin during 2008. This project is the first large−scale stand alone project ever implemented by the City of New York designed to prevent excess ammonia from flowing into the Long Island Sound.

ARP is a patented process designed to recover ammonia from dilute aqueous waste streams. In tests, ARP has been a reliable, low−cost, environmentally effective method of treating wastewater discharge stream containing nitrogen in the form of ammonia. The ARP extracts ammonia out of sewage treatment liquid and livestock waste via chemisorption and converts it into standard, commercial−grade, ammonium sulfate fertilizer. The Company is targeting ammonia recovery from aqueous streams, such as the liquid product resulting from centrifuging anaerobically digested sewage sludge or animal waste. This stream, known as the “centrate” contains approximately 600 to 1,600 parts per million dilute ammonia. In advanced wastewater treatment plants where nitrogen is nitrified and denitrified, a portion of the nitrogen in the treatment plant is converted into nitrogen gas. Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered. In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

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

The Company currently licenses the ARP technology from BMI. Under the terms of the agreement, dated December 30, 1997, as amended, the Company agrees to pay to BMI the greater of 5% of revenues received from customers using the technology or $1.00 per 1,000 U.S. gallons processed by the invention. However, if the Company enters into a contract under which it or its sublicensee will design, build, own or operate a facility licensed under the agreement, the Company will pay to BMI, subject to certain adjustments, a lump sum of 5% of the cost of the installed equipment at the time of commissioning the facility. The agreement also provides that the Company will pay continuing royalties to BMI at a rate of 1.5% (one and one − half percent) of all revenues, excluding certain amortization, received from the customers for such operation; however not less than $0.02 (two cents) per pound of ammonia recovered in the operation. BMI may terminate the agreement with respect to a particular licensed territory (as described in the agreement) if the Company has not made sufficient sales to generate royalties to BMI of at least $25,000 per year in that particular territory. The Company has not generated such sales figures to date. The agreement expires upon the expiration of the patents for ARP technology, or at the discretion of BMI, if a contract is not in place to build a commercial facility to practice the ARP Technology within three years of the date of the agreement. No such facility has been contracted to date.

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

Enhanced Biogas Production

The Enhanced Biogas Production process allows existing wastewater treatment plants operators to upgrade the performance of key plant components making the plant run more efficiently as well as recover excess ammonia coming off the digesters. The Enhanced Biogas Production process is designed to retrofit existing conventional wastewater treatment plants by allowing them to recover ammonia from anaerobic digesters and thereby enhance the efficiency of the digesters. The technique can be used as a stand-alone technology or in coordination with the Company’s ARP technology. It can also be implemented with the Temperature Phased Anaerobic Digestion technology (described below) used by wastewater treatment plant operators, to make more biogas and destroy pathogens. Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion. In the high temperature phase (around 120 − 140º F) waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase. The Enhanced Biogas Production process can also be integrated with ThermoFuel and used in conjunction with municipal and industrial wastewater applications that use aerobic or anaerobic digestion. The Enhanced Biogas Production process is intended to be a cost-effective method of processing and treating animal waste from concentrated animal farming and in which the waste is converted into two saleable commodities: (i) energy in the form of methane and (ii) ammonium sulfate, a commercial grade fertilizer.

The Enhanced Biogas Production process is currently protected by two patents held by Alexander Fassbender. The first patent was issued in June 2002, and the second patent was issued in May 2004. Foreign patents applications have been filed and are pending. The patents cover both single and multiple digester configurations using the Enhanced Biogas method. The Company currently licenses the Enhanced Biogas Production and Sewage Treatment Method technologies from Mr. Fassbender. Under the terms of the agreement with Mr. Fassbender, at the time when cumulative sales of the licensed products exceed $20 million, the Company agrees to pay to Mr. Fassbender 1% of the net sales thereafter (as defined in the agreement). The Agreement may be assigned or transferred by the Company with Mr. Fassbender’s consent, not to be unreasonably withheld. Notwithstanding the foregoing, the Agreement may be assigned or transferred without requiring Mr. Fassbender’s consent in the following circumstances: in connection with a merger or other reorganization of the Company, a transfer of all or a substantial part of the assets of the Company including the technology licensed under the Agreement, or the sale of the business operations to which the Agreement relates, or if there are two or more business operations utilizing the licensed technology, in connection with a transfer of partial rights under the Agreement. Mr. Fassbender shall not be permitted to transfer the Agreement or my rights thereunder without the consent of the Company, which shall not be unreasonably withheld.

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

The performance of these wastewater treatment technologies 1) meets or exceeds all current or proposed federal or state water quality discharge regulations, 2) produces virtually no air emissions, 3) lowers capital, operating and maintenance costs, and 4) provides beneficial reuse of virtually all byproducts.

Power Technologies

In addition to its Water Technologies, the Company is developing a new clean energy technology that offers a cost−effective and environmentally responsible solution to both carbon capture and global warming. The power technology is described below:

TIPS

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

TIPS converts the energy in biomass or fossil fuels, such as coal, gas and oil, and integrates that combustion with the efficient production of steam or electricity, the recovery of carbon dioxide in liquid form for sequestration or beneficial reuse and the elimination of air emissions of mercury, acid gases and particulates. The primary markets for the TIPS process will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by−products that can be used as a feedstock for TIPS. Some of the industries in which TIPS can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills. In March 2001, ThermoEnergy Power Systems was granted U.S. Patent No. 6,196,000 for TIPS. The Company also received a second U.S. patent relating to the TIPS process. (U.S. Patent No. 6,918,253). Foreign patent applications have been filed in approximately 38 countries, including Australia, Canada, China, the European Patent Office, India, Mexico, Poland, Romania, the Russian Federation, South Africa and the Ukraine (collectively, the “International Applications”) as provided for by the Patent Cooperation Treaty. To date, the Company has received notice of allowance from China and Russia and has paid the issue fee. The Company typically obtains continuances in countries where continuances are permitted such as Canada and Japan. Continuances are used to keep the patenting process alive in certain geographical markets until such time the Company deems the cash outlay on patenting costs and subsequent maintenance fees appropriate in that jurisdiction. This preserves all rights and the Company can request examination at the appropriate time.

Each of the above technologies is more fully described on the Company’s website www.thermoenergy.com, and/or on CASTion’s website www.castion.com.

Business Objectives and Strategy

The Company acquired CASTion on July 2, 2007. CASTion is a supplier of wastewater treatment and chemistry recovery systems. Headquartered in Worcester, MA, CASTion is currently a 90.3% majority owned subsidiary of the Company. The Company is currently in the process of acquiring the remaining minority ownership. Additional information can be found in the two Forms 8-K filed on July 2, 2007 and December 17, 2007. The Company’s business model is based on 1) new construction or retrofitting of existing wastewater treatment plants for federal, state and municipal governments, industrial clients as well as power generation plants for public and/or merchant utilities worldwide, 2) privatization contracts wherein the Company will build and operate, or build, own and operate municipal and/or industrial wastewater treatment and power plants systems, and 3) the generation and sales of emission credits for emissions including nitrogen, carbon and mercury either directly to end-users or via established public exchanges. In instances where the client has sufficient skill to design, build and operate the Company’s technologies, the Company’s business strategy in pursuing these multibillion dollar markets is to enter into collaborative working relationships, such as joint ventures, licenses and other similar agreements with companies that are well-established in the Company’s targeted markets, and as such, can greatly expedite the commercialization of the Company’s technologies.

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

The Company continues to pursue both government and private support to establish a team of stakeholders to design, build and operate a large-scale prototype of a TIPS zero air emission power plant. If successful, it would be the world’s first zero air emission fossil fuel power plant. While the Company has identified both public and private sector entities that have expressed interest in joining such a program, it has not yet made a formal proposal.

As part of the Consolidated Appropriations Act of 2005 (the “Act”), the US Congress authorized an aggregate of $2.3 million for research and development projects. The Company has pursued funding under the Act that may help to further develop the TIPS process in conjunction with other entities, including the Texas Energy Center, the Alaska Energy Authority and the University of Nevada at Reno. The Company completed grant contracts totaling $544,000 with the University of Nevada, Reno and RDS, LLC (a prime contractor of the U.S. Department of Energy) during 2006. The Company subcontracted portions of the work on these grants to CANMET (Natural Resources − Canada), Reaction Systems Engineering, Ltd. (“RSE”), Kent, UK and Stone and Webster, Inc. The Company began an additional $1.5 million grant project with the Alaska Energy Authority during 2007. The Company expects to substantially complete this grant during 2008.

In addition, the Company’s long-term growth strategy includes the acquisition of other companies whose products or services are related to the Company’s core business. Ideally, these candidate companies would (a) already be a well-established participant in one or more of the Company’s targeted markets, (b) have ongoing revenues and profits, and (c) bring additional administrative and technical skills and expertise needed for the Company to achieve its corporate mission and continue its growth goals.

New York City Contract

The Company was awarded a contract by New York City (“NYCDEP”) for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”) on June 13, 2005. The project encountered problems at the Bowery Bay WPCP and was cancelled in September 2006. Subsequently the Company entered into negotiation with NYCDEP to enter into a new contract to move the project to the 26th Ward WPCP on Jamaica Bay. Site selection has concluded for a new facility, the Company has submitted the redesign of the plant, and the Company expects to complete construction of the facility by the end of 2008. If the operating results of the demonstration over the twelve month period after completion are successful the Company expects to enter into a long term agreement with New York City.

The Company believes that, based upon the terms of the ARP contract, the Company would be able to meet the operational requirements of the contract. If the 26th Ward WPCP meets certain predetermined process and economic efficiencies, the Company intends to pursue additional contracts with New York City with respect to other facilities that will be needed by the city in order to meet the terms of a Consent Decree entered against the city in 2002 pursuant to which the city is required to develop a plan to upgrade the plants to meet specific ammonia discharge limits set out in the Consent Decree.

Recent Developments

HydroQual Inc. - The Company released an engineering study by HydroQual Inc., internationally renowned experts in water resources management, confirming the many economic and process advantages of using the Company’s patented Ammonia Recovery Process (“ARP”) technology to greatly reduce the amount of ammonia currently being discharged from municipal and industrial wastewater treatment plants. The study utilized the industry leading BioWin modeling software to support the report’s conclusion that ARP requires significantly less space, uses less energy and dramatically lowers both capital and operating costs for ammonia-nitrogen treatment relative to the use of conventional biological methods.

Thousands of tons of nitrogen, in the form of ammonia, are being discharged into local waterways everyday by wastewater treatment plants throughout the US and around the world.  Many states, as well as the federal government, have begun to regulate the amount of ammonia discharged to protect the environment. While ammonia, in small amounts, is present in many industrial and household products, in large doses it is harmful to human health and extremely toxic to aquatic life.  The presence of ammonia in waterways and aquifers creates conditions resulting in the creation of ‘Dead Zones’; areas within a body of water where fish and shell fish cannot live. Currently, there are over 140 Dead Zones throughout the world including some of the nations leading bodies of water such as the Chesapeake Bay, Long Island Sound, Puget Sound, Gulf of Mexico and Narragansett Bay among others.

One of the key uses for the ARP process in municipal wastewater treatment plants is removing a significant amount of ammonia found in the plant's internal recycle stream, called centrate or filtrate.  Using ARP in this manner not only generates the economic and environmental benefits described above but increases the overall efficiency of the wastewater treatment plant.  ARP is the core technology being utilized in the Company’s planned $12.4 million ammonia removal project for the City of New York.

Roenigk Investment - The Company announced on March 20, 2008 that a member of its Board of Directors, Mr. Martin A. Roenigk, exercised his option to make an additional $750,000 investment in ThermoEnergy under the terms of the Securities Purchase Agreement between ThermoEnergy and Mr. Roenigk dated March 23, 2007. The Company issued to Mr. Martin A. Roenigk the Company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock Purchase Warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the company’s Common Stock at a conversion price of $0.50 per share. If the entire principal amount of the Note were converted, the Company would issue to the holder an aggregate of 1,500,000 shares of Common Stock. The Warrant entitles the holder to purchase up to 750,000 shares of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Common Stock for the 365-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. No broker or placement agents were involved in the offering of such securities.

Alliance Advisors, LLC – The Company announced on March 25, 2008 that it had retained Alliance Advisors, LLC (“Alliance”) to initiate a proactive and targeted investor relations campaign. Alliance was engaged to develop, implement, and maintain an ongoing stock market support system for our Company with the general objective of expanding awareness in our Company among stockbrokers, analysts, micro-cap portfolio/fund managers, market makers, and the appropriate financial & trade publications. Alliance assists public companies with market valuations initially under $200 million by developing and executing investor communications programs dedicated to interfacing with critical corporate investors in a timely and accurate manner.

Patents and Patents Pending

The Company owns or licenses all of its technologies, including the technologies discussed previously in this document.

License Payments to BMI

As discussed earlier, currently the Company has only one remaining license agreement with BMI (the “License Agreement”) for use of ARP. Pursuant to the License Agreement, BMI continues to reserve rights in ARP for research and development purposes.

During 2005, the Company made the strategic decision to cancel existing license agreements with BMI for STORS, NitRem and DSR technologies in a move designed to fully concentrate its human and financial resources on only those technologies that management believes have significant long−term commercial potential.

Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although BMI did not conduct any research and development activities in 2005, 2006 or 2007. The Company also did not conduct research and development activities in 2005 and 2006. License expenditures for the Company were $40,000 for the years ended December 31, 2007 and 2006, and $100,000 for the year ended December 31, 2005, based upon a minimum royalty schedule. The Company expects future annual minimum royalty payments to BMI to be $40,000, due to the cancellation by the Company of the STORS, NitRem and DSR license agreements.

Employees

As of March 31, 2008, the Company had twenty-eight full-time employees, located primarily in the Worcester, MA manufacturing office and the corporate office in Little Rock, AR. Dennis C. Cossey, Chairman and Chief Executive Officer, Shawn R. Hughes, President and Chief Operating Officer, and Andrew T. Melton, Executive Vice President and Chief Financial Officer have employment contracts that extend for five years. Alexander G. Fassbender, Executive Vice President and Chief Technology Officer has an employment contract that extends for three years. All of the officers and engineers have agreements with the Company prohibiting them from distributing the Company’s proprietary information and prohibiting them, for a period of one year after termination of employment, from competing with the Company or soliciting its customers or employees. The employees are not represented by any labor union. The Company believes that relations are satisfactory with each employee.

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

A federal appeals court on March 17, 2006, blocked the Bush administration from implementing a regulation that would have eased clean air requirement for some 17,000 industrial facilities, including coal−fired power plants and oil refineries. The court handed down a rebuke at the regulation, which it said is "contrary to the plain language" of the Clean Air Act. The unanimous ruling by the three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit is a major victory for a coalition of 15 states and a long list of environmental and public health organizations who filed suit to block the August 2003 rule.

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

The Company’s Technologies also could be attractive in the global marketplace, where some clean water and clean air regulations of some countries are more stringent than those in effect in the United States. The marketability of the TIPS technology was significantly expanded with the recent ratification of the Kyoto Protocol by 141 nations, which took effect in February of 2005. As the Kyoto Protocol emission reductions are phased in through 2012, the older coal−fired power plants will be among the first affected by the new regulations. Many of these plants utilize boiler designs 20 years old or more, making any upgrade using conventional technology highly improbable. Collectively, these plants represent an enormous sunk−cost for utilities and industry, creating an ideal for any new retrofit technology that keeps these plants operational. Currently, management is unaware of any technology available or nearing commercial development capable of bringing these older power plants into regulatory compliance. There can be no assurance, however, that more stringent regulatory requirements will result in the Company’s Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Risk Factors

Going Concern

The independent auditor of the Company, in its report for the fiscal year ended December 31, 2007, issued a “going concern” opinion regarding the Company, stating that there is a substantial doubt that the Company can continue as a going concern, primarily based on the net losses from operations, the Company’s net losses since inception and the need for substantial capital to continue commercialization of the Technologies.

Need for Additional Capital

The Company completed private placements of equity during the second quarter of 2005, and at various periods during 2007. At the current overhead rate, management believes that it will have sufficient working capital to conduct normal operations and meet its anticipated cash requirement through December 31, 2008. See “Management’s Discussion and Analysis or Plan of Operation − Plan of Operation”. However, if the Company enters into various additional commercial contracts during this period, additional capital will be needed to carry out any such project. There can be no assurance that the Company will be able to raise additional capital for additional contracts or to fulfill its current business plan. In the event that the Company cannot raise the necessary capital in the immediate or near−term to fund the Company’s operations and development activities, the Company will not be able to continue its operations.

Lack of Operating History; Accumulated Deficits

Although the Company has entered into negotiation for a commercial ARP facility with the City of New York, it has not yet formally entered into a commercial contract with NYCDEP. Neither has the Company entered into a strategic relationship with a third party that has the resources to commercially exploit its Technologies. Since its inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $51 million as of December 31, 2007. Even if the contract with New York City is completed, there can be no assurance that the Company will be able to successfully implement future contracts for its Technologies. The acquisition of CASTion, the Company’s water division subsidiary, on July 2, 2007 has not been additive for revenue and earnings as of December 31, 2007. CASTion has several contracts with industrial companies and Management expects CASTion to become cash flow positive during the second half of 2008.

Lack of Commercialization of the Technologies

Since its formation in 1988, the Company has devoted substantially all of its resources to funding the payments due under license agreements, searching for opportunities to deploy its Technologies in demonstration facilities and seeking capital necessary to sustain the Company’s efforts. Even though demonstration units have been successfully operated and the Company has entered into a contract for an ARP facility with the City of New York, none of the Technologies has yet been implemented on a permanent basis by a municipal or industrial customer. Until such time that the New York ARP plant is built and successfully operated, it will remain difficult for the Company to gain acceptance of the Technologies in other markets. The Company’s ability to penetrate these markets depends on 1) fully developing and demonstrating the Technologies, 2) successfully commercializing one or more of its Technologies and 3) finding a source of capital to fund commercial projects or a larger, well−capitalized joint venture partner to participate in such projects. There is no assurance that all of these requirements will be successfully implemented or that the Technologies will be deployed in future commercial contracts.

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

Lack of Liquidity on the Over−the−Counter Bulletin Board

The Common Stock is quoted on the Over−the−Counter Bulletin Board (“OTC Bulletin Board”), which provides significantly less liquidity than if the Common Stock were listed on a securities exchange (e.g., the New York Stock Exchange or NASDAQ). The OTC Bulletin Board may provide little or no liquidity for the Company’s shareholders. Purchasers of shares of Common Stock may find it difficult to resell their shares at prices quoted in the market. There is currently a limited volume of trading in the Company’s Common Stock. The Company cannot predict when or whether investor interest in its Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The Company is Dependent upon Its Ability to Attract and Retain Key Personnel

The future success of the Company depends, in part, on the continuing efforts of Dennis C. Cossey, the Company’s Chief Executive Officer, Shawn R. Hughes, the Company’s President and Chief Operating Officer, Alexander G. Fassbender, its Executive Vice President and Chief Technology Officer and Andrew T. Melton, its Executive Vice President and Chief Financial Officer. Messrs. Cossey, Hughes, Fassbender and Melton have conceived the Company’s strategic plan and are responsible for executing that plan. The loss of any of Mr. Cossey, Mr. Hughes, Mr. Fassbender or Mr. Melton would significantly adversely affect the business of the Company. The Company’s success is dependent in part upon its ability to attract and retain key management and other personnel. The Company will need to add additional skilled personnel to facilitate the business plan. The Company anticipates that the addition of a President and CEO of CASTion Corporation to the management team will enhance the management team of the Company. The Company announced on April 1, 2008 the appointment of David Delasanta as Senior Vice-President, Director of Marketing for its CASTion division. Mr. Delasanta has over 30 years of experience in environmental engineering and construction having worked for large A&E firms such as The Shaw Group, Metcalf & Eddy/Air & Water Technologies, and ICF Kaiser Engineers where he held Vice-President level positions in sales and marketing. There can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business.

Penny Stock Regulation

Broker−dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Commission. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker−dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker−dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker−dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker−dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s securities are subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 124 West Capitol Avenue, Suite 880, Little Rock, Arkansas, where the Company leases approximately 3,400 square feet from an unaffiliated third party under a three year lease. The Company also leases approximately 20,000 square feet of space under a five year lease in Worcester, Massachusetts from an unaffiliated third party. In the event either of these leases is not extended or renewed, the Company believes that it would be able to find comparable facilities in the same geographic area at lease rates comparable to those it currently pays. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

During August 2006, Rock Capital LLC (“Rock”), a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud and negligence. In October 2006, Rock voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice Rock’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found for Rock on its breach of contract claim against the Company, awarding it $298,720.01 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. All briefs on the appeal were filed on March 28, 2008 and the Company expects a ruling on the appeal in the next 90 days. The Company has expensed and accrued the payable of approximately $428,000 for the maximum amount owed if it is unsuccessful in its appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock is traded on the OTC Bulletin Board. The stock symbol is TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey 07016.

The Common Stock began trading on the OTC Bulletin Board on September 20, 2000. The ranges of the high and low bid prices for the Common Stock for the four quarters of 2006 and 2007 are shown below. This information is taken from the OTC Bulletin Board’s quarterly trade and quote summary report. The quotations listed herein reflect inter−dealer prices, without retail mark−up, mark−down or commission and may not represent actual transactions.

BID INFORMATION

	HIGH	LOW

2007
First Quarter	$0.72	$0.25
Second Quarter	$1.95	$0.55
Third Quarter	$1.80	$0.70
Fourth Quarter	$1.27	$0.81

2006
First Quarter	$1.01	$0.65
Second Quarter	$0.80	$0.44
Third Quarter	$0.56	$0.24
Fourth Quarter	$0.25	$0.59

Holders

The Articles of Incorporation of the Company authorize capital stock consisting of one hundred and seventy million (170,000,000) shares, of which one hundred and fifty million (150,000,000) shares shall be Common Stock, par value $0.001 per share, and twenty million (20,000,000) shares shall be Preferred Stock, par value $0.01 per share. Of the authorized Preferred Stock, ten million (10,000,000) shares shall be designated “Series A Convertible Preferred Stock”, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2007, the Company had 40,818,016 shares of Common Stock issued and 40,734,219 shares outstanding, held by approximately 1,500 shareholders of record, and 5,306,670 shares of Preferred Stock issued and outstanding, held by approximately 12 shareholders of record. As of March 31, 2008, the Company had 41,073,016 shares of Common Stock issued and 40,984,219 shares outstanding, and 5,306,670 shares of Preferred Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On December 17, 2007 the Company entered into a Securities Purchase Agreement with the Quercus Trust, Los Angeles, CA (“Quercus”) a family trust for the family of David Gelbaum, non-affiliated accredited investors. Pursuant to the Securities Purchase Agreement, Quercus has committed to make a $12 million equity investment in the Company. In the initial closing under the agreement, Quercus purchased 6,666,667 Units at a price of $5,000,000. Each unit consists of one share of Common Stock, and a 5-year Warrant entitling the holder to purchase 1.5 additional shares of Common Stock at an exercise price of $1.50 per share. Subject to the satisfaction of certain conditions, Quercus is committed to make an additional investment of $7,000,000 in ThermoEnergy. In that follow-on investment, Quercus has agreed to purchase an additional 9,333,334 Units at a price range from at $0.75 per Unit by five days after ThermoEnergy satisfies the closing conditions. The Units to be purchased at the follow-on closing will consist of one Share of Common Stock and a 5-year Warrant to purchase one share of Common Sock at an exercise price of $1.50 per share. Merriman Curhan Ford and Co., San Francisco, CA (www.mcfco.com) represented ThermoEnergy in the transaction. The sale of the shares were made without registration under the Securities Act of 1933 in reliance on the exemption from the registration requirements of such Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder, but the Company agreed to register the shares within a 120 day period.

On August 23, 2007, the Company entered into financing agreements with two existing shareholders (the “Holders”) that consisted of the Company issuing $1,000,000 of 7.5% convertible debt maturing on December 31, 2007 (the “Notes”). At the election of the Borrower by written notice to the Holders (a “Deferral Notice”) and payment to the Holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the Maturity Date, the Maturity Date may be extended to March 31, 2008. At the election of the Borrower, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted Common Stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders a Warrant to purchase one share of Common Stock for each Dollar invested at any time during the three year period from December 31, 2007 to December 31, 2010 for an exercise price of $0.75 per share. One of the $500,000 notes was repaid on December 23, 2007, and the second note payable to shareholder, Robert S. Trump, was extended until March 31, 2008. The Company paid a 10% fee to extend the maturity of the note.

On July 2, 2007, the Company entered into an Agreement for the Purchase and Sale of Securities with CASTion and six investment funds (the “Funds”), pursuant to which the Company issued an aggregate of 4,394,338 shares of the Company’s Common Stock, Convertible Promissory Notes in the aggregate principal amount of $3,353,126.62 (the “Notes”), and six-year Common Stock Purchase Warrants for the purchase of an aggregate of 4,232,425 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Warrants”). The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s Common Stock at the rate of $0.50 per share. The Warrants and the Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event we issue additional shares of the Company’s Common Stock (or securities convertible into Common Stock) at a price per share less than the then-effective exercise price or conversion price. The Warrants include conventional provisions permitting “cashless” exercise. The Warrants also include a provision permitting us to accelerate their expiration date if, at any time after July 2, 2009, the market price for the Company’s Common Stock equals or exceeds 200% of the market price on July 2, 2007 ($1.39 per share) for a period of thirty consecutive trading days.

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

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk the company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock Purchase Warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the company’s Common Stock at a conversion price of $0.50 per share. If the entire principal amount of the Note were converted, the Company would issue to the holder an aggregate of 1,500,000 shares of Common Stock. The Warrant entitles the holder to purchase up to 750,000 share of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Common Stock for the 365-day period immediately preceding the date on which the Warrant is exercised, Subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. No broker or placement agents were involved in the offering of such securities.

In two separate transactions during the quarter ended March 31, 2007, the Company issued shares of Common Stock to The Focus Fund, LP. In the aggregate, the Company issued and sold 1,238,095 shares of Common Stock for an aggregate purchase price of $520,000. The securities were issued in private placement s not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of such Act. No broker or placement agents were involved in the offering of such securities.

On July 14, 2005 the Company entered into a Securities Purchase Agreement with 16 non-affiliated accredited investors, with two additional accredited investors becoming parties to the Securities Purchase Agreement during July 2005. Pursuant to the Securities Purchase Agreement, the Company issued 6,198,671 units at a price of $1.20. Each unit consisted of (i) one share of the Company’s Series A Convertible offering and sale of the units were made without registration under the Securities Act of 1933 in reliance on the exemption from the registration requirements of such Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

Currently the Company is primarily a “water company” with many patented and proprietary Water Technologies that reside in the Company’s water subsidiary, CASTion to derive revenues from the commercialization of the Water Technologies. The Water Technologies address wastewater problems for municipal and a broad range of industrial markets. As of March 31, 2008, CASTion had 13 different on-going projects in “work-in-process” or in the pipeline to begin during the second half of 2008 that, if successfully completed, will average approximately $100,000 each from different industrial companies. Although the Company has submitted several proposals to municipal wastewater authorities, the NYCDEP proposed $12.5 million project is the only probable municipal wastewater project at this time.

The power technology, TIPS, is aimed at competing with conventional energy combustion technologies for both large stationary power plants and small combined heat and power plants. The Company has developed TIPS mostly from funding from federal grants, and is currently completing the approximately $1.5 million grant through the Alaska Energy Authority during 2008. The Company cannot predict the acceptability of TIPS in its target markets, and since the Company currently does not possess the technical, operational or financial resources necessary to construct or operate TIPS commercial facilities without external project funding and the ability to source engineering skills, the Company has sought and continues to seek strategic relationships with larger corporate partners to expedite the marketing and commercialization of the TIPS technology. The Company does not currently have such a strategic relationship with any party that has the human and financial resources capable of exploiting TIPS, but the Company is in discussions with an unrelated third party to create a joint venture to further develop TIPS activities.

The Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain long-term financing. Accordingly, the Company completed the acquisition of CASTion on July 2, 2007.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of December 31, 2007, the Company had a cash balance of approximately $3.19 million and current liabilities of $5.7 million. The current liabilities consisted partly of the $2.9 million of convertible debt issued in the CASTion acquisition being classified as current due to a technical default. Management expects to correct the technical default during the second quarter of 2008. During the fiscal years ended December 31, 2007, 2006 and 2005, the Company’s operating expenses were $16.6 million, $4.4 million, and $5.4 million, respectively. The 2007 operating expenses include charges of $5.1 million relating to the issuance of warrants for services, debt financing and private placement of equity and $10.7 million relating to goodwill impairment from the CASTion acquisition. Management expects the benefits of the CASTion acquisition to be realized in the integration of the Water Technologies, and not from any financial gains realized from CASTion on its own. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $5 million.

During 2007, 2006 and 2005, the Company funded its operations primarily from the sale of restricted stock and the issuance of preferred stock in a private placement, borrowings, generally from shareholders, executive officers and other related parties, and through the issuance of debentures for cash or in settlement payments of other obligations. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, derivatives and bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the near−term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

During 2007, the Company completed various private equity placements, and three separate convertible debt transactions resulting in raising approximately $9.5 million net of expenses. Two million dollars of the proceeds from these private placements were used in the acquisition of CASTion. The balance of the proceeds from these private placements, were used for operating expenses, including working capital for CASTion, expenses in connection with the Company’s proposed contract with the City of New York, to hire additional employees, including a President and Chief Operating Officer, and to begin the development of a robust marketing campaign.

 In 2005, the Company completed a $7.4 million private equity placement. The proceeds of the private placement were used for operating expenses, expenses in connection with the Company’s contract with the City of New York, to hire additional employees, and to open an office/laboratory in Hudson, MA.

In addition to other financing alternatives, in an effort to raise capital to meet the Company’s obligations during the next 12 months, management is reviewing the possible benefits and ramifications of sublicensing or selling one or more of its Technologies.

Recent Developments

In 2005, the Company entered into an agreement with New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during 2006 and the Company is in the process of entering into a new contract of approximately $12.5 million for a facility at the 26th Ward WPCP. The Company expects to begin construction of the facility during 2008. If the operating results of the demonstration over the twelve month period after completion are successful, the Company expects to enter into a long-term agreement with New York City.

Research and Development

Research and development activity has been, and the Company expects that it will continue to be, an integral part of the Company’s business activity. The Company continues to conduct research and development through its Hudson laboratory in a number of areas including testing new resins for its ARP system, testing various waste streams for potential clients, testing various waste streams for third parties, Chemcad and Aspen modeling for the TIPS process, centrate testing related to the Company’s New York project and, ARP process flow modifications. The Company expects to expand its R&D capabilities when it consolidates the Hudson laboratory with CASTion’s R&D laboratory in Worchester, Massachusetts during 2008.

Expected Changes in the Number of Employees

On June 17, 2007, the Company entered into an employment contract with Mr. Shawn R. Hughes to serve as President and Chief Operating Officer. The Company has expanded from two employees as of January 1, 2005 to twenty-eight employees as of March 31, 2008. The Company is currently executing a search for a President for the CASTion subsidiary to replace Mr. Jeffrey Powell who resigned in January 2008. The Company will continue to hire additional employees to complete staffing needs as needed. The Company foresees increases in the number of employees in the next 12 months, especially with the expected growth in business related to the acquisition of CASTion Corporation. Upon completion of the anticipated increases, the Company expects to have approximately 35 employees by December 31, 2008.

Off−Balance Sheet Arrangements

During 2007, the Company executed a letter of credit with their local bank in lieu of posting a bond with the court to file the appeal for the Rock lawsuit. The letter of credit has no fees unless required to fund upon resolution of the appeal, which is expected to conclude during the second quarter of 2008. The letter of credit is for $423,000 and is secured by a certificate of deposit. The Company expensed and recorded a payable for the entire amount of the letter of credit during 2007.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s financial statements for the years ended December 31, 2007, 2006 and 2005, beginning in page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Management's Report On Internal Control Over Financial Reporting:

Our Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s internal control over financial reporting should provide reasonable assurance to our Management and Board of Directors regarding the reliability of financial reporting and the reliability, preparation and fair presentation of published financial statements. Our internal control over financial reporting should be supported by a program of appropriate reviews by Management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Ethics adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that the independent public accountants have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2008 Annual Meeting of Stockholders.

Our Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on Management’s assessment, we believe the Company did not maintain effective internal control over financial reporting as of December 31, 2007. Specifically, we have determined that our internal controls as of December 31, 2007 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficiently timely financial statements and required disclosures for review by the Audit Committee, and (iii) our contract administration and accounting procedures were deficient. Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with representatives of our independent public accountants and intends to take corrective measures during the quarter ending June 30, 2008.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Disclosure Controls and Procedures and Internal Control Over Financial Reporting:

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at meeting their objectives in that our period-ending reporting process did not provide sufficiently timely financial statements and disclosures for review by the Audit Committee.

Changes in Internal Controls:

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

Items 9, 10, 11, and 12 are incorporated by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger of ThermoEnergy Corporation (a Delaware corporation) and ThermoEnergy Corporation (an Arkansas corporation) -- Incorporated by reference to Annex B to Proxy Statement for 2007 Annual Meeting filed on Schedule 14A on May 18, 2007

3.1	Certificate of Incorporation -- Incorporated by reference to Annex C to Proxy Statement for 2007 Annual Meeting filed on Schedule 14A on May 18, 2007
3.2
Certificate of Merger filed with the Secretary of State of the State of Delaware on June 20, 2007 -- Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-QSB for the period ended June 30, 2007

3.3
Articles of Merger filed with the Secretary of State of the State of Arkansas on June 25, 2007 -- Incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-QSB for the period ended June 30, 2007

3.4	By-laws -- Incorporated by reference to Annex D to Proxy Statement for 2007 Annual Meeting filed on Schedule 14A on May 18, 2007
4.1	Form of 5% Convertible Promissory Note due March 21, 2013 issued to Martin A. Roenigk - Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 22, 2007
4.2	Form of Common Stock Purchase Warrant issued to Martin A. Roenigk -- Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007
4.3
Form of Convertible Promissory Notes issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein -- Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2007

4.4
Form of Common Stock Purchase Warrants issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein -- Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 10, 2007

4.5 *	Common Stock Purchase Warrant issued to Jeffrey L. Powell -- Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2007
4.6
Form of Common Stock Purchase Warrants issued to The Focus Fund and Robert S. Trump -- Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.7
Form of 7.5% Convertible Promissory Notes issued to The Focus Fund and Robert S. Trump -- Incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.8	Form of Warrants issued pursuant to Securities Purchase Agreement dated July 14, 2005 -- Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2005

4.9
Warrant Agreement dated November 5, 2004 by and between ThermoEnergy Corporation and Robert S. Trump, together with Form of Warrant -- Incorporated by reference to Exhibit 99.SS to Amendment No. 10 to Schedule 13D of Robert S. Trump filed on December 2, 2004

4.10
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust -- Incorporated by reference to Exhibit 4.1 to Current report on Form 8-K filed December 19, 2007

10.1
License Agreement, effective December 30, 1997, by and between ThermoEnergy Corporation and Batelle Memorial Institute -- Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-QSB for the period ended March 31, 1998

10.2
Amendment No. 1 to License Agreement between ThermoEnergy Corporation and Batelle Memorial Institute -- Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-KSB for the year ended December 31, 2004

10.3
Amendment No. 2 to License Agreement between ThermoEnergy Corporation and Batelle Memorial Institute -- Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 2005

10.4
License Agreement, effective October 1, 2003, by and between ThermoEnergy Corporation and Alexander G. Fassbender -- Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2003

10.5
Letter Agreement from Alexander G. Fassbender dated December 17, 2007 and addressed to The Quercus Trust and ThermoEnergy Corporation -- Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2007

10.6 *
Employment Agreement of Alexander G. Fassbender, dated November 18, 1998, and Amendment No. 1 thereto -- Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-KSB for the year ended December 31, 2004

10.7 *	Employment Agreement of Dennis C. Cossey, dated September 14, 2005 -- Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-KSB for the year ended December 31, 2005
10.8 *	Employment Agreement of Andrew T. Melton, dated May 1, 2005 -- Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB for the year ended December 31, 2005
10.9 *	Employment Agreement of Jeffrey L. Powell, dated July 2, 2007 -- Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 10, 2007
10.10 *
Bonus Agreement dated July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and Donald F. Farley, as agent for certain employees of CASTion Corporation identified therein -- Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2007

10.11 *	Employment Agreement of Shawn R. Hughes, dated June 15, 2007 -- Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2008
10.12 *	Option Agreement by and between Thermoenergy Corporation and Dennis C. Cossey -- Incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended September 30, 1999
10.13 *	Retirement Plan of P.L. Montesi -- Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-QSB for the year ended December 31, 2003
10.14 *
Agreement, dated May 27, 2005, among ThermoEnergy Corporation, the Estate of P.L. Montesi and Betty Johnson Montesi -- Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 3, 2005

10.15
Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust -- Incorporated by reference to Exhibit 10.1 to Current report on Form 8-K filed December 19, 2007

10.16
Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk -- Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 22, 200

10.17
Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein -- Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2007

10.18	Securities Purchase Agreement dated July 14, 2005 -- Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 19, 2005
10.19
Stock pledge Agreement dated July 2, 2007 by ThermoEnergy Corporation in favor of Spencer Trask Specialty Group, LLC (in its capacity as agent for itself and for other Secured Parties who become parties thereto -- Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed July 10, 2007

21.1	Subsidiaries of the Issuer -- Filed herewith
24.1	Power of Attorney of Dennis C. Cossey, Andrew T. Melton, Lowell E. Faulkenberry, Paul A. Loeffler and Louis G. Ortmann -- Filed herewith
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer -- Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer -- Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer -- Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer -- Filed herewith

* May be deemed a compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

Fees billed to the Company by Kemp & Company, our independent auditors for fiscal years 2007 and 2006, all of which were approved by the Audit Committee, were comprised of the following:

Audit Fees. Kemp & Company’s fee for its audit of the Company’s annual financial statements, its review of the financial statements included in the Company’s quarterly reports on Form 10−QSB, audits of statutory filings, comfort letter procedures and review of other regulatory filings for 2007 and 2006 were $80,000 and $62,000, respectively.

Audit Related Fees. No fees were billed to the Company for audit related services in 2006 or 2007.

Tax Fees. Kemp & Company’s fees for tax services provided to the Company, including tax compliance, tax advice and planning, totaled $500 in 2006 and $1,000 in 2007.

All Other Fees. No other fees were billed to the Company by Kemp & Company in 2006 or 2007 for “other services.”

Preapproval Policies and Procedures

The Audit Committee reviews and approves in advance any audit and permitted non−audit services to be provided by the Company’s independent auditors. The Audit Committee has the sole authority to make these approvals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ThermoEnergy Corporation (Registrant)

By:	/s/ Dennis C. Cossey
Dennis C. Cossey
Chairman of the Board and Chief Executive Officer

Date: April 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis C. Cossey	Director, Chairman of the Board and CEO	April 15, 2008
Dennis C. Cossey

/s/ Andrew T. Melton	Director, Executive VP and CFO	April 15, 2008
Andrew T. Melton

*	Director	April 15, 2008
Lowell E. Faulkenberry

*	Director	April 15, 2008
Paul A. Loeffler

*	Director	April 15, 2008
Louis J. Ortmann

* By:	/s/ Dennis C. Cossey
Dennis C. Cossey Attorney-in-Fact

THERMOENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheets of ThermoEnergy Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has $3,443,294 of Convertible Promissory Notes that are in default at December 31, 2007. As discussed in Note 13 to the financial statements, the Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of the Company’s technologies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 5 and 13 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

/s/ Kemp & Company, a Professional Association

Little Rock, Arkansas
April 15, 2008

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	December 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash	$3,185	$637
Accounts Receivable, net	260	874
Note Receivable - CASTion	-	493
Inventories	184	-
Other Current Assets	239	152
Total Current Assets	3,868	2,156

Property and Equipment, net of accumulated depreciation (2007 - $85; 2006 - $43)	322	252
Other Assets	5	-

Total Assets	$4,195	$2,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$844	$498
Short Term Notes Payable	679	-
Convertible Debt in Default	2,921	-
Deferred Revenue	458	-
Other Current Liabilities	836	350
Total Current Liabilities	5,738	848

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	304	347
Convertible Debt	512	-
Total Long Term Liabilities	816	347

Minority Interest in Subsidiary	(1,414)	-

Total Liabilities	5,140	1,195

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value (2007), $1 par value (2006): authorized - 20,000,000 shares (2007), 10,000,000 shares (2006); issued and outstanding: 2007 - 5,301,670 shares; 2006 - 6,198,671 shares	53	6,198

Common Stock, $.001 par value: authorized - 150,000,000 shares (2007), 75,000,000 shares (2006); issued: 2007 - 40,817,516 shares; 2006 - 23,220,612 shares; outstanding: 2007 - 40,733,719 shares; 2006 - 23,136,815 shares	40	23

Additional Paid-In Capital	50,264	29,862

Accumulated Deficit	(51,302)	(34,870)

Total Equity (Deficit)	(945)	1,213

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,195	$2,408

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Operating Income	$622	$1,057	$269
Cost of Contract and Grant Income	725	397	156
Gross Operating Income (Loss)	(103)	660	113

Operating Expenses:
General and Administrative	3,118	1,906	2,428
Selling Expense	133	-	-
Goodwill Impairment	10,665	-	-
Option Expense	374	298	-
Warrant Expense	954	433	2,037
Professional Fees	1,024	1,290	688
Travel and Entertainment	353	501	234
Total Operating Expenses	16,621	4,428	5,387

Loss from Operations	(16,724)	(3,768)	(5,274)

Other Income (Expense):
Interest Income	23	75	37
Interest Expense	868	-	-
Total Other Income (Expense)	(845)	75	37

Net loss before minority interest in subsidiary	(17,569)	(3,693)	(5,237)
Minority interest in subsidiary	1,138	-	-

Net Loss	$(16,431)	$(3,693)	$(5,237)

Per Common Share:
Loss from Operations	$(0.57)	$(0.16)	$(0.23)
Net Loss	$(0.56)	$(0.16)	$(0.23)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2005 Through December 31, 2007
(in thousands)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance (Deficit), January 1, 2005	23	-	22,047	(25,941)	(3,871)

Issuance of stock for account payable balances, June 2005, (534,177 shares at a price of $1.32 per share)	-	-	705	-	705

Settlement of Deferred Compensation Retirement Plan of Officer	-	-	2,708	-	2,708

Issuance of Series A Convertible Preferred Stock and Warrants ("unit"), July 2005, net of issuance costs of $452,619 (6,198,671 shares and 2,789,400 warrants at a price of $1.20 per share)	-	6,198	787	-	6,985

Issuance of stock for officer bonus, July 2005 (25,000 shares at a price of $1.40 per share)	-	-	35	-	35

Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	-	-	(126)	-	(126)

Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	-	-	142	-	142

Warrants issued for services	-	-	1,775	-	1,775

Warrant price adjustment - private placement units	-	-	262	-	262

Reduction in balance of deferred compensation by issuing Stock Options, September 2005	-	-	796	-	796

Net Loss	-	-	-	(5,237)	(5,237)

Balance (Deficit) December 31, 2005	23	6,198	29,131	(31,178)	4,174

Options: issued to officers and directors	-	-	299	-	299

Warrants issued for services	-	-	433	-	433

Net Loss	-	-	-	(3,693)	(3,693)

Balance (Deficit) December 31, 2006	23	6,198	29,863	(34,871)	1,213

Options issued to directors	-	-	374	-	374

Stock issued for services	-	-	52	-	52

Warrants issued for services	-	-	331	-	331

Converted Preferred Stock to Common Stock (897,001 shares at an average price of $0.764 per share)	1	(686)	685		-

Issuance of Common Stock (1,238,095 at $0.42 per share)	1	-	519	-	520

Issuance of Common Stock from Cashless Exercise of Warrants, Various 2007, Issued 113,886 Shares	-	-	-	-	-

Issuance of Common Stock, June 2007, net of Issuance Costs of $99,721.17 (4,000,000 shares at $0.75 per share) and 2,000,000 warrants at a price equal to a 12 month average with a floor of $0.75 and a ceiling of $1.50 per share	4	-	2,896	-	2,900

Warrants and beneficial conversion option issued with Convertible Notes	-		944	-	944

Reincorporated in Delaware and reduced par value of preferred shares	-	(5,459)	5,459	-	-

Issuance of common stock (4,588,088 shares at $.50 per share) and common stock warrants for CASTion acquisition	5	-	4,163	-	4,168

Issuance of common stock, July 2007 (30,000 shares at $.99 per share)	-	-	30	-	30

Issuance of Common Stock, December 2007, net of Issuance Costs of $667,283.76 (6,666,667 shares at $0.75 per share) and 10,000,000 warrants at a price of $1.50 per share	6	-	4,326	-	4,332

Warrants Issued as Broker Compensation for Private Placement of Common Stock	-	-	622	-	622

Net Loss				(16,431)	(16,431)

Balance (Deficit) December 31, 2007	$40	$53	$50,264	$(51,302)	$(945)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Operating Activities:
Net Loss	$(16,431)	$(3,693)	$(5,237)

Items not requiring (providing) cash:
Options issued to officers and directors	374	298	-
Warrants issued for services	953	433	2,037
Depreciation Expense	41	24	-
Goodwill Impairment Charge	10,665	-	-
Minority Interest In Subsidiary	(1,138)	-	-
Restricted Stock issued for services	51	-	-
Amortization of Discount on Convertible Debt	689	-	-

Changes in:
Accounts and Notes Receivable	1,422	(564)	(310)
Inventories	59	-	-
Other Current Assets	(63)	(527)	(118)
Advance to officers	-	-	(119)
Accounts Payable	(253)	180	441
Deferred Revenue	79	-	-
Other Current Liabilities	326	405	-
Deferred Compensation		-	607
Deferred Compensation Retirement Plan	(43)	(57)	(110)

Net Cash used in operating activities	(3,269)	(3,501)	(2,809)

Investing Activities:
Purchase of CASTion, net of cash required	(2,147)	-	-
Purchase of fixed assets	-	(187)	(89)

Net Cash used in investing activities	(2,147)	(187)	(89)

Financing Activities:
Decrease in Short-Term Notes Payable	(570)	-	-
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	6,986
Proceeds from issuance of Common Stock and Warrants	7,784	-	-
Proceeds from notes payable and advances from officers	-	-	100
Proceeds from Convertible Debentures	750	-	-
Payments on notes payable and advances from officers	-	-	(100)
Purchase and cancellation of Treasury Stock	-	-	(126)

Net cash provided by financing activities	7,964	-	6,860

Increase (Decrease) in cash	2,548	(3,688)	3,962
Cash, beginning of year	637	4,325	364
Cash, end of year	$3,185	$637	$4,326

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

During 2001, the Company, through its subsidiary ThermoEnergy Power Systems, LLC (see Note 8), received a patent from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems (“TIPS”) technology. TIPS is a new power plant design that utilizes a different thermodynamic combustion pathway that eliminates the atmospheric emissions of mercury, acid gases and particulates. In addition, TIPS captures carbon dioxide in pressurized liquid form which can be stored, sequestered or sold on the commercial market. TIPS produces electricity and/or process steam from a diverse mixture of energy resources including coal, oil, natural gas, biomass or by-products from certain manufacturing activities. STORS, NitRem, DSR, ThermoFuel, Enhanced Biogas Production, ARP, and TIPS are referred to collectively as the “Technologies”.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued)

The Company acquired majority control of CASTion Corporation, a Massachusettes corporation (“CASTion”) on July 2, 2007. The acquisition of CASTion resulted in the Company becoming primarily a “water company” with many patented and proprietary Water Technologies. The Water Technologies address wastewater problems for municipal and a broad range of industrial markets. CASTion’s versatile, award winning and patented, Controlled Atmosphere Separation Technology (“CAST and R-CAST”) systems can be utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated recovery solution. The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent. The Zero-Liquid-Discharge (“ZLD”) program can recover nearly 100% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling at our customer’s facility.

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies (see Note 2). During 2005, the Company entered into its first commercial contract with New York City’s Department of Environmental Practices (“NYCDEP”) for a 500,000 gallon per day ARP facility to be sited at NYCDEP’s Bowery Bay Water Pollution Control Plant (“WPCP”). During 2006, the contract for the Bowery Bay WPCP was cancelled and the Company is currently negotiating with NYCDEP to move the project to the 26th Ward WPCP.

During 2005, the Company made the strategic decision to cancel existing license agreements with BMI for STORS, NitRem and DSR technologies in a move designed to fully concentrate its human and financial resources on only those technologies that management believes have significant long-term commercial potential.

 Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of the Company and its majority -owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition. Certain prior year amounts have been reclassified to conform to current year classifications.

 Accounts Receivable
Accounts receivable are recorded at their estimated net realizable value and included retainage amounts of $267,320 and $42,285 at December 31, 2007 and 2006, respectively. Receivables related to the Company’s contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current. Allowance for doubtful accounts totaled $276,148 and $0 at December 31, 2007 and 2006. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written-off based on the specific customer balance outstanding.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued)

 Inventories
Inventories at December 31, 2007 include raw materials and supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Property and equipment
Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset. Depreciation is computed primarily using the straight-line method.

 Goodwill
Goodwill is not amortized. It is evaluated at least annually for impairment. (See Note 10.)

 Revenue recognition
Revenues earned from grants are based on allowable costs and labor. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and recognized in the period in which revisions are determined.

Costs and estimated earnings in excess of billings on uncompleted contracts, which were not significant at December 31, 2007 and 2006, represent revenues recognized in excess of amounts billed and are included in accounts receivable.

Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $458,000 at December 31, 2007 and zero at December 31, 2006, represent amounts billed in excess of revenues earned and are included in deferred revenue.

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

 Loss per common share
Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Stock options, warrants, and the dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 29,487,835, 23,136,815, and 22,865,087, shares for the years ended December 31, 2007, 2006, and 2005.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued)

 Loss per common share (Continued)
and 2005, respectively. For additional disclosures regarding Series A Convertible Preferred Stock, stock options, warrants and contingently issuable shares, see Notes 4, 5, 6, 9, 10, 13 and 14, respectively.

 Stock options
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (Revised 2004) Share-Based Payment “FAS 123R”. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted during 2007 and 2006 with the following assumptions: 2007 - expected dividends of zero, expected volatility of 65%, weighted average risk free interest rate of 3.80%, expected term of 3.1 years and weighted average grant-date fair value of $.96; and 2006 - expected dividends of zero, expected volatility of 65%, risk free interest rate of 4.31%, expected term of five years and grant-date fair value of $.94.

Prior to January 1, 2006, the Company accounted for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation is reflected in the 2005 Statements of Operations, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of the grant.

The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123R to stock based compensation for the year ended December 31, 2005 (dollar in thousands except for per share amounts):

Loss from operations, as reported	$(5,274)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(1,315)

Pro forma loss from operations	$(6,589)

Net loss, as reported	$(5,237)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all grants	(1,315)

Pro forma net loss	$(6,552)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued)

 Stock Options (continued)

Loss per common share:
Loss from operations, as reported	$(.23)
Loss from operations, pro forma	$(.29)
Net loss, as reported	$(.23)
Net loss, pro forma	$(.29)

See Note 10 for further information concerning the calculation of pro forma amounts

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

 Advertising
Advertising costs are expensed as incurred and amounted to $4,768, $49,887 and $9,703 for the years ended December 31, 2007, 2006 and 2005, respectively.

 Effect of new accounting pronouncements

On July 2006, FIN 48 was issued, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The Company has evaluated its tax positions and determined that the adoption of this pronouncement did not have an impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the adoption of this pronouncement and does not expect any material impact on the consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued)

 Effect of new accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates. The Company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the adoption of this pronouncement and does not expect any material impact on the consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141 (R), Business Combinations. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. SFAS No. 141 (R) provides that an acquiring entity will recognize 100% of the fair values of acquired assets and assumed liabilities, even if the acquirer has not acquired 100% of its target. The Statement also provides that transaction costs be expensed as incurred since they are no longer considered an element of the fair value of an acquirer’s interest.

Note 2: License and marketing agreements

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 3: Note receivable

During 2006, the Company entered into a financial agreement with CASTion, a subcontractor for the Company in which the Company advanced the subcontractor $493,376. The secured demand note had an interest of 8% at December 31, 2006.  As more fully described in Note 10, the Company acquired a majority interest in CASTion during 2007.

Note 4: Short-term borrowings

On August 23, 2007, the Company entered into financing agreements with two existing shareholders (the “Holders”) that consisted of the Company issuing $1,000,000 of 7.5% convertible debt maturing on December 31, 2007 (the “Notes”). At the election of the Borrower by written notice to the holders (a “Deferral Notice”) and payment to the holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the maturity date, the maturity date may be extended to March 31, 2008. At the election of the Borrower, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted Common Stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders a Warrant to purchase one share of Common Stock for each Dollar invested at any time during the three year period from December 31, 2007 to December 31, 2010 for an exercise price of $0.75 per share. The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $300,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Notes into the Company’s Common Stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $363,000, the intrinsic value of the conversion feature on that date. The total debt discount of $663,000 will be amortized to interest expense over the stated term of the Note.

One of the $500,000 notes was repaid on December 23, 2007, and the second note payable to shareholder, Robert S. Trump, was extended until March 31, 2008. At December 31, 2007 the balance of the discount was $103,000. The Deferral fee and accrued interest was added to the balance of the Trump Note as of December 31, 2007.

Note 5: Convertible debt in default

As more fully described in Note 10, on July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s Common Stock at the rate of $0.50 per share.  A valuation discount of $313,425 was computed on the Notes based on an assumed fair market value interest rate of 10% compared to the stated rate of 6.5%. The valuation discount results in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date. The total debt discount of $626,607 will be amortized to interest expense over the stated term of the Notes. At December 31, 2007, the balance of the discount was $522,173. The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event we issue additional shares of the Company’s Common Stock (or securities convertible into Common Stock) at a price per share less than the then-effective exercise price or conversion price.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 5: Convertible debt in default (continued)

The Notes are due May 31, 2010 and bear interest at the rate of 6.5% per annum; if the Notes remain outstanding after November 30, 2008, the interest rate will be increased to 10%. Interest has been increased to 10% as of November 30, 2007. Interest on the Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. The Company rolled $90,167 of interest into principal on November 30, 2007. The balance of the Notes is technically in default and is shown in current liabilities as of December 31, 2007, due to the fact that the Company had not made the required prepayments from the Quercus private placement of equity closed on December 17, 2007 (see Note 10).

Note 6: Convertible Debt

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk the Company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock Purchase Warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the company’s Common Stock at a conversion price of $0.50 per share. If the entire principal amount of the Note were converted, the Company would issue to the holder an aggregate of 1,500,000 shares of Common Stock. The Warrant entitles the holder to purchase up to 750,000 share of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Common Stock for the 365-day period immediately preceding the date on which the Warrant is exercised, Subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note into the Company’s Common Stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date. The total debt discount of $281,000 will be amortized to interest expense over the stated term of the Notes. At December 31, 2007 the balance of the discount was $256,952. No broker or placement agents were involved in the offering of such securities.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 7: Income taxes

A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2007, 2006 and 2005 were increases of approximately $5,052,000 $1,393,000 and $277,000, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31:
	2007	2006	2005
Net operating loss carryforwards	$11,549,000	$7,550,000	$6,431,000
Deferred compensation	138,000	135,000	156,000
Stock options and warrants	2,184,000	1,306,000	1,011,000
Other	172,000	0	0
	14,043,000	8,991,000	7,598,000
Valuation allowance - deferred tax assets	(14,043,000)	(8,991,000)	(7,598,000)

	$0	$0	$0

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the year ended December 31:

	2007	2006	2005

Computed at statutory rate (34%)	(5,973,000)	$(1,256,000)	$(1,781,000)
Increase in valuation allowance for deferred tax assets	5,052,000	1,393,000	277,000
Non-deductible items and other	(921,000)	(137,000)	1,504,000

Provision for income taxes	$0	$0	$0

The Company has net operating loss carryforwards, which expire in various amounts during 2008 through 2027, at December 31, 2007 of approximately $30,300,000. The net operating loss carryforwards at December 31, 2007 included approximately $11,600,000 attributable to CASTion. The Internal Revenue Code provides for limitations on the use of net operating loss carryforwards for acquired entities. The Company’s annual limitation for the use of CASTion’s net operating loss carryforwards for income tax reporting purposes is approximately $300,000.

Note 8: Related party transactions

During 2000, the Board of Directors approved the formation of a ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring the Company’s rights and interests in TIPS. The organizational documents for ThermoEnergy Power Systems indicate that the Company will have an 85% ownership interest and the Executive Vice President and Senior Vice President of Technology, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2007, ThermoEnergy Power Systems had not been capitalized by the Company and had no transactions.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 8: Related party transactions (continued)

During 2005, the Company entered in an agreement (the Agreement) with the Estate and widow of P.L. Montesi (the “Estate”), its former President and Principal Financial Officer on the terms of a restructured retirement compensation package for Mr. Montesi. Under the terms of the proposed settlement, the Company agreed to pay the Estate $5,000 a month for 10 years beginning April 1, 2005. To the extent that the Company’s cash and cash equivalents fall below $100,000 at the end of any month, the Company shall issue 3,500 shares of Common Stock to the Estate in lieu of cash; but in no event shall the Company issue more than 15,000 shares of Common Stock per year. The agreement also provided for a one-time payment to the Estate in the amount of $65,000 which was paid in July, 2005. The Company also issued the Estate options to purchase 1,000,000 shares of our Common Stock at a price of $1.09 per share, exercisable for a ten year period which was valued at approximately $829,000 using the Black-
Scholes pricing model. The expiration date of the stock options currently held by the Estate has been extended to May 27, 2010. Per the terms of the Agreement, on August 2, 2005 the Company purchased 141,383 shares of Common Stock from the Estate for a total purchase price of $125,830.87. See Notes 4, 5, 6, 9, 10 and 14 for additional related party transactions.

Note 9: Common Stock

The Company owns 83,797 shares of its Common Stock pursuant to a settlement agreement with a former stockholder. These treasury shares have a zero cost basis.

The Company’s 1997 Stock Option Plan (the “Plan”) provides for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which terminated in May 2007, provides that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contains automatic grant provisions for non-employee Directors of the Company. No formal grant of stock options under the Plan was made during 2007, 2006 and 2005.

During 2007, the Board of Directors awarded an officer and various members of the Board of Directors a total of 840,000 non-qualified stock options. The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date ($0.43, $1.25, and $0.90) and expire over a weighted average expiration of 3.1years from grant date.

During 2006, the Board of Directors awarded various officers and members of the Board of Directors a total of 545,000 non-qualified stock options. The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date ($0.94) and expire five years from that date.  See Note 8 for a discussion of the issuance of 1,000,000 stock options during 2005 in connection with a restructured retirement compensation package.

During 2005, the Board of Directors awarded various officers of the Company 1,650,000 non-qualified stock options. The options are exercisable at the quoted market prices of the Company’s Common Stock on the grant dates (average of $1.26) and expire five years from those dates.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 9: Common Stock (continued)

During 2005, the Board of Directors also extended the exercise date of 1,385,600 outstanding stock options to December 31, 2008.

Pro forma information regarding net loss and loss per share for 2005 (see Note 1) is required by FAS 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123R. The fair value of these options was estimated at the date of grant for the years ended December 31, 2005 using a Black-Scholes option pricing model with weighted-average assumptions for risk free interest rates of 3.73%, dividend yields of 0%, estimated volatility factors for the expected market price of the Company’s Common Stock of 65% and a weighted-average expected life of the options of five years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of the Company’s stock option activity for the three years ended December 31, 2007, and related information follows:

			Weighted
			Average
			Exercise
	Number	Price	Number
	of Shares	per Share	Exercisable

Balance at December 31, 2004	2,541,900	$2.61	2,541,900
Granted during 2005	2,650,000	$1.20

Balance at December 31, 2005	5,191,900	$1.89	5,191,900
Granted during 2006	545,000	$0.94

Balance at December 31, 2006	5,736,900	$1.80	5,736,900
Granted during 2007	840,000	$0.96

Balance at December 31, 2007	6,576,900	$1.69	6,576,900

The weighted average fair value of options granted during the periods presented above were approximately $1,315,000, $299,000 and $374,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Exercise prices for options outstanding as of December 31, 2007 ranged from $.43 to $6.36. The weighted average remaining contractual life of those options was approximately 3 years at December 31, 2007.

THERMOENERGY CORPORATION

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2007

Note 9: Common Stock (continued)

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

During 2007, the Company issued and sold 1,238,095 shares of Common Stock to The Focus Fund, LP for an aggregate purchase price of $520,000. The securities were issued in private placements not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of such Act. No brokers or placement agents were involved in the offering of such securities.

In two separate transactions during 2007, the Company issued shares of Common Stock to two current shareholders, Mr. Robert S. Trump and The Focus Fund, LP. In the aggregate, the Company issued and sold 4,000,000 shares of Common Stock at a price of $.75 per share for $2,900,000 net of costs of $99,721. The shareholder received a Warrant to purchase one-half a share of restricted Common Stock for each share purchased. The Warrant entitles the holder to purchase up to 2,000,000 shares of Common Stock, at any time for a three year period, at an exercise price equal to the daily  VWAP per share of the Common Stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share. The securities were issued in private placements not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of such Act. No brokers or placement agents were involved in the offering of such securities.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 9: Common Stock (continued)

During 2007, the Company issued 4,588,088 shares at $.50 per share to the selling shareholders for the acquisition of CASTion. See Note 10 for detail information on the acquisition.

On December 18, 2007 the Company issued 6,666,667 shares of Common Stock to the Quercus Trust for $5,000,000 net of issuance cost of $667,284, and a Warrant for the purchase of 10,000,000 shares of Common Stock. The Warrant permits the holder to purchase, at any time on or before December 31, 2012, up to 10,000,000 shares of our Common Stock at a purchase price of $1.50 per share. The Warrant contains conventional anti-dilution provisions for the adjustment of the exercise price in the event we issue additional shares of our Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than the then-effective exercise price. The Warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

At December 31, 2007, there were outstanding warrants for the purchase of 27,249,949 shares of the Company’s Common Stock at prices ranging from $0.27 per share to $2.40 per share (weighted average exercise price was $1.07 per share) until expiration (4,173,087 shares in 2008, 800,000 shares in 2009, 3,000,000 shares in 2010, 12,583,333 shares in 2012, and 6,693,529 shares in 2013).

At December 31, 2007, approximately 43,200,000 shares of Common Stock were reserved for future issuance under convertible debt agreements, warrant agreements, stock option arrangements and other commitments (see Note 14 for discussion of shares issuable under an agreement with a financial advisor and Note 15 for subsequent events involving warrants, stock options and Common Stock of the Company).

Note 10: Acquisition

On July 2, 2007, the Company entered into an Agreement for the Purchase and Sale of Securities with CASTion and six investment funds (the “Funds”), pursuant to which the Company acquired, from certain of the Funds, shares of the preferred stock of CASTion representing, in the aggregate, 90.31% of the total issued and outstanding shares of CASTion’s common stock on an as-converted basis and, from certain of the Funds, $2,000,000 face amount of promissory notes and other debt obligations of CASTion (the “CASTion Debt”).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 10: Acquisition (continued)

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

The Company agreed to maintain the separate corporate existence of CASTion, and to operate it as a separate division, until the Notes have been paid in full. We have granted to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes.

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

December 31, 2007

Note 10: Acquisition (continued)

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

CASTion is a 23-year old award winning company, with offices in Massachusetts, Florida and California, that provides customized turnkey systems for industrial wastewater treatment. CASTion offers a comprehensive range of products and services including vacuum distillation, evaporators, reverse osmosis, ion exchange, oil/water separators, water use reduction and other water management services. CASTion has successful installations in the U.S., Canada, Mexico and Japan. CASTion’s customer base includes the military, power generation, mining, food processing, beverage, automotive, chemical process, refining, micro-electronics, municipal, heavy manufacturing, textile and semi-conductor industries. Its client list includes many Fortune 100 companies.

The Company acquired CASTion to; 1) enable the Company to become a full-service water company, 2) to achieve synergisms from combining the technologies of CASTion and the Company, and 3) to enable the Company to control the technologies.  The Company recorded Goodwill at closing, equal to the difference between the purchase price and the net assets acquired.  Upon assimilating the accounting records of CASTion, it was determined that the Goodwill should be written off as the valuation was undeterminable.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of CASTion were recorded at their respective fair values as of the date of acquisition.

The calculation of the purchase price is as follows:

Shares of the Company’s Common Stock issued	4,588,088
Assigned stock price (1)	$.55
Fair Value of Common Stock issued	2,523,448
Plus: Acquisition costs incurred	198,997
Total cash and Common Stock	2,713,445
Plus other consideration:
Convertible Note $3,353,127, net of valuation discount of $313,425 and discount for beneficial conversion feature of $313,182 (2)	2,726,520
Common stock warrants (3)	1,644,259
Total purchase price	$7,084,221

(1)
Estimate based on value assigned to Common Stock purchases for 4,000,000 shares during late June 2007, approximately $.52, and the 365-day trailing average quoted price for the Company’s Common Stock prior to the date of acquisition, approximately $.60. The Company’s quoted stock price on July 2, 2007 was $1.39. Due to the Company’s small average trading volume and the price volatility of the Company’s Common Stock during 2007, management believes that the large-block cash sales of Common Stock near the acquisition date and the 365-day trailing average stock price provide a better estimate of the value of the Company’s Common Stock.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 10: Acquisition (continued)

(2)
Valuation discount of $313,425 computed based on an assumed fair market value interest rate of 10% compared to the stated rate of 6.5%. The valuation discount results in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date.

(3)	The value of the warrants was computed using a Black-Scholes option pricing model.

The consolidated financial statements as of and for the periods ended December 31, 2007 reflect the following purchase price allocation for CASTion:

Historical net assets applicable to the Company’s purchase of a 90.31% interest in CASTion’s common stock on July 2, 2007	$(3,581,372)

Goodwill	10,665,596
Total purchase price	$7,084,224

The goodwill recorded in connection with the acquisition will not be deductible for income tax reporting purposes.

The Company obtained an impairment analysis of goodwill as of December 31, 2007 from an unrelated third party, and the analysis resulted in a fair value valuation for Goodwill as of December 31, 2007 of $0.  The impairment was due partly to 1) the reduced revenue recorded at CASTion in 2007 compared to prior years, 2) the prior years of net loss recorded at CASTion, and 3) the inability of determining a comparative valuation for the patented and patent pending technologies developed by CASTion.

The results of operations of CASTion subsequent to the acquisition date are included in the Company’s consolidated statements of operations for the year ended December 31, 2007. The following pro forma information for the years ended December 31, 2007, 2006 and 2005 reflects the Company’s estimated consolidated results of operations as if the acquisition of CASTion occurred at January 1, 2005.

(dollars in thousands, except per share data)	2007	2006	2005
Gross operating income	$1,386	$4,982	$2,816
Loss from operations	(16,362)	(4,773)	(6,438)
Net loss	(16,242)	(4,732)	(6,383)
Net loss from operations per share	$(0.48)	$(0.17)	$(0.23)
Net loss per share	(0.48)	$(0.17)	$(0.23)

Note 11: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2007, the Plan had not been funded nor submitted to the Internal Revenue Service for approval. CASTion has a 401-K Plan, but it has not been funded by CASTion. The Company is in the planning stage of developing a 401-K plan for all employees, and expects to have in place by the end of 2008.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 12: Segments

Due to the acquisition of CASTion during 2007, the Company has expanded its segment presentation to better reflect how results of operations are now evaluated and allocations of capital resources are determined. The Water Group segment represents revenue and costs related to the development and commercialization of patented water treatment technologies. The Energy Group segment represents revenue and costs related to the development and commercialization of patented clean energy technologies and includes our headquarters and related operations. The Energy Group segment allocates support costs to the Water Group segment on a percentage basis. The Company’s operations are currently conducted in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly. Segment data for the years ended December 31, 2006 and 2005 have been presented based on the segment presentation approach used for the year ended December 31, 2007.

For the Year ended December 31, 2007
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$165	$-	$165
Grant revenue	-	457	457
Total operating income	165	457	622

Operating expenses:
Cost of wastewater treatment and recovery systems sales	599	126	725
General and administrative	4,165	331	4,496
Selling expenses	133	-	133
Total operating expenses	4,897	457	5,354

Segment operating loss	$(4,732)	$-	$(4,732)

Total assets	$8,966	$-	$8,966

Reconciliation to net loss:
Total segment operating loss			$(4,732)
Goodwill impairment			(10,664)
Warrant and stock options			(1,328)
Minority interest			1,138
Other income (expense)			(845)

Net loss			$(16,431)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 12: Segments (continued)

For the Year ended December 31, 2006
(in thousands)
	Water Group	Power Group	Total

Operating income:
New York contract revenue	$525	$-	$525
Grant revenue	-	532	532
Total operating income	525	532	1,057

Operating expenses:
Cost of contract or grant revenue	397	150	547
General and administrative	3,164	382	3,546
Total operating expenses	3,561	532	4,093

Segment operating loss	$(3,036)	$-	$(3,036)

Total assets	$2,209	$-	$2,209

Reconciliation to net loss:
Total segment operating loss			$(3,036)
Warrant and stock options			(732)
Other income (expense)			75

Net loss			$(3,693)

For the Year ended December 31, 2005
(in thousands)
	Water Group	Power Group	Total

Operating income:
New York contract revenue	$248	$-	$248
Grant revenue	-	21	21
Total operating income	248	21	269

Operating expenses:
Cost of contract or grant revenue	-	21	21
General and administrative	3,485	-	3,485
Total operating expenses	3,485	21	3,506

Segment operating loss	$(3,237)	$-	$(3,237)

Total assets	$4,844	$-	$4,844

Reconciliation to net loss:
Total segment operating loss			$(3,237)
Warrant and stock options			(2,037)
Other income (expense)			37

Net loss			$(5,237)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 13: Management's consideration of going concern matters

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

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. In conjunction with these effects, the Company acquired CASTion on July 2, 2007. The acquisition is described more fully in Note 10.

The sale of stock pursuant to private placement or public offerings is another alternative under consideration by management. Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. The Company has begun discussions with an unrelated third party in order to pursue this business strategy.

Note 14: Commitments and contingencies

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

At December 31, 2007 and 2006, the Company had cash in financial institutions that exceeded the limit insured by the Federal Deposit Insurance Corporation.

During 2006, the Company terminated the consulting contract with Rock Capital, LLC (“Rock”). Rock sued the Company for breach of contract and 4 different tort claims. During the first quarter of 2007, a jury awarded Rock $298,000 and dismissed with prejudice all of the tort claims. The Company recorded a payable of $423,000 and $325,000 as of December 31, 2007 and 2006, respectively, but has appealed the jury verdict. All briefs due for the appeal were submitted to the Arkansas Court of Appeals on March 28, 2008, and the Company is currently awaiting a ruling by the Court.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 14: Commitments and contingencies (continued)

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

Note 15: Subsequent events

On January 2, 2008, the Company’s Board of Directors by a Resolution dated December 27, 2007 granted officers Cossey, Hughes, Melton, and Fassbender 62,500 shares of restricted Common Stock. Also, officers Cossey, Melton and Fassbender were granted options to purchase, Three Hundred Fifty Thousand, (350,000) shares of restricted Common Stock of the Company at a price (the “Exercise Price”) equal to one dollar and eleven cents ($1.11) per share, at any time or from time to time, during the period commencing on that date and expiring at 5:00 p.m. on January 3, 2013 (the “Exercise Period). The Company will record an expense per FAS 123R during the first quarter for the granting of these stock grants and stock options.

The Company announced on March 20, 2008 that a member of its Board of Directors, Mr. Martin A. (“Marty”) Roenigk, exercised his option to make an additional $750,000.00 investment in ThermoEnergy under the terms of the Securities Purchase Agreement between ThermoEnergy and Mr. Roenigk dated March 23, 2007. The Company issued to Mr. Martin A. Roenigk the company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock Purchase Warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the company’s Common Stock at a conversion price of $0.50 per share. If the entire principal amount of the Note were converted, the Company would issue to the holder an aggregate of 1,500,000 shares of Common Stock. The Warrant entitles the holder to purchase up to 750,000 share of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily VWAP per share of the Common Stock for the 365-day period immediately preceding the date on which the Warrant is exercised, Subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. No broker or placement agents were involved in the offering of such securities.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 15: Subsequent events (continued)

During the first quarter of 2008, the Company had two different individual holders of its Series A Convertible Preferred (“Preferred”) stock convert a total of 41,668 shares into 41,668 shares of Common Stock. The shares converted represented 0.8% of the total Preferred shares of 5,301,670 that had been outstanding at December 31, 2007, resulting in 5,260,002 shares of Preferred being outstanding as of April 14, 2008.