Form 10KSB/A
period 2007-12-31
THERMOENERGY CORP
filed 2008-04-23
CIK 884504

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 in order to correct certain scrivener’s errors in the Financial Statements included as Part II, Item 7 and to make one conforming correction in the Section entitled “Current Cash Requirements; Need for Additional Funding” included in Part II, Item 6.

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

The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of December 31, 2007, the Company had a cash balance of approximately $3.19 million and current liabilities of $5.7 million. The current liabilities consisted partly of the $2.9 million of convertible debt issued in the CASTion acquisition being classified as current due to a technical default. Management expects to correct the technical default during the second quarter of 2008. During the fiscal years ended December 31, 2007, 2006 and 2005, the Company’s operating expenses were $16.6 million, $4.4 million, and $5.4 million, respectively. The 2007 operating expenses include charges of $1.0 million relating to the issuance of warrants for services, debt financing and private placement of equity and $10.7 million relating to goodwill impairment from the CASTion acquisition. Management expects the benefits of the CASTion acquisition to be realized in the integration of the Water Technologies, and not from any financial gains realized from CASTion on its own. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $5 million.

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

21.1	Subsidiaries of the Issuer -- Previously filed
24.1	Power of Attorney of Dennis C. Cossey, Andrew T. Melton, Lowell E. Faulkenberry, Paul A. Loeffler and Louis G. Ortmann -- Previously filed
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer -- Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer -- Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer -- Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer -- Filed herewith

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

Date: April 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis C. Cossey	Director, Chairman of the Board and CEO	April 23, 2008
Dennis C. Cossey

/s/ Andrew T. Melton	Director, Executive VP and CFO	April 23, 2008
Andrew T. Melton

*	Director	April 23, 2008
Lowell E. Faulkenberry

*	Director	April 23, 2008
Paul A. Loeffler

*	Director	April 23, 2008
Louis J. Ortmann

* By:	/s/ Dennis C. Cossey
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

In two separate transactions during 2007, the Company issued shares of Common Stock to two current shareholders, Mr. Robert S. Trump and The Focus Fund, LP. In the aggregate, the Company issued and sold 4,000,000 shares of Common Stock at a price of $.75 per share for $2,900,000 net of costs of $99,721. The shareholder received a Warrant to purchase one-half a share of restricted Common Stock for each share purchased. The Warrant entitles the holder to purchase up to 2,000,000 shares of Common Stock, at any time for a three year period, at an exercise price equal to the daily  VWAP per share of the Common Stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share. The securities were issued in private placements not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of such Act. No brokers or placement agents were involved in the offering of such securities. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and assigned $473,000 to those warrants.

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

In connection with the Quercus Trust transaction closing, the Company committed to file within 60 days a shelf registration statement covering the resale of the Common Stock sold and issuable upon exercise of the Warrant and to use its best efforts to keep the registration statement continuously effective for a period of up to five years. The Securities Purchase Agreement for the transaction provides that the failure of the Company to file the registration statement within the prescribed time period, or that the failure of the Company to perform five other specific actions regarding a filed registration statement, triggers cash liquidated damage payments to the investor. The specified cash payments are equal to 1% of the gross amount invested payable on the date a failure to perform occurs and on the same day of each successive month thereafter until the failure to perform is cured. There is no stated limitation on the maximum potential consideration to be transferred under the registration payment arrangement.

The Company did not file the registration statement within the prescribed time period. Management has concluded that it is not probable that the Company will be required to remit any liquidated damage payments to the investor for failing to file the registration statement and therefore has not allocated a portion of the net proceeds from the transaction to a contingent liability for the registration payment arrangement.

The net proceeds from the transaction of $4,332,716 were allocated to the Common Stock and to the Warrant on a relative fair value basis ($2,531,173 to the Common Stock and $1,801,543 to the Warrant). The fair value of the Warrant was determined using a Black-Scholes option pricing model.

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

The Company acquired CASTion to; 1) enable the Company to become a full-service water company, 2) to achieve synergisms from combining the technologies of CASTion and the Company, and 3) to enable the Company to control the technologies.  The Company recorded Goodwill at closing, equal to the difference between the purchase price and the fair value of the net assets acquired.

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

(3)	The value of the warrants was computed using a Black-Scholes option pricing model.

The consolidated financial statements as of and for the periods ended December 31, 2007 reflect the following purchase price allocation for CASTion:

Historical net assets (deficit) applicable to the Company’s purchase of a 90.31% interest in CASTion’s common stock on July 2, 2007	$(3,581,372)

Goodwill	10,665,596
Total purchase price	$7,084,224

The summary balance sheet is as follows:

Current assets	$635,090
Other assets	116,876
$751,966

Current liabilities, net of minority interest	$4,333,338
Net assets (deficit)	(3,581,372)
$751,966

The goodwill recorded in connection with the acquisition will not be deductible for income tax reporting purposes.

The Company obtained an impairment analysis of goodwill as of December 31, 2007 from an unrelated third party, and the analysis resulted in a fair value valuation for Goodwill which was attributable to the Water Group segment (see note 12) as of December 31, 2007 of $0.  The impairment was due partly to 1) the reduced revenue recorded at CASTion in 2007 compared to prior years, 2) the net loss and negative cash flow history at CASTion, and 3) the inability of determining a comparative valuation for the patented and patent pending technologies developed by CASTion.

The results of operations of CASTion subsequent to the acquisition date are included in the Company’s consolidated statements of operations for the year ended December 31, 2007. The following pro forma information for the years ended December 31, 2007, 2006 and 2005 reflects the Company’s estimated consolidated results of operations as if the acquisition of CASTion occurred at January 1, 2005.

(dollars in thousands, except per share data)	2007	2006	2005
Gross operating income	$1,551	$4,982	$2,816
Loss from operations	(17,382)	(4,674)	(6,325)
Net loss	(17,360)	(4,738)	(6,402)
Net loss from operations per share	$(0.55)	$(0.17)	$(0.23)
Net loss per share	(0.55)	$(0.17)	$(0.23)

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

For the Year ended December 31, 2007
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$165	$-	$165
Grant revenue	-	457	457
Total operating income	165	457	622

Operating expenses:
Cost of wastewater treatment and recovery systems sales	599	126	725
General and administrative	4,165	331	4,496
Selling expenses	133	-	133
Total operating expenses	4,897	457	5,354

Segment operating loss	$(4,732)	$-	$(4,732)

Total assets	$4,195	$-	$4,195

Reconciliation to net loss:
Total segment operating loss			$(4,732)
Goodwill impairment			(10,664)
Warrant and stock options			(1,328)
Minority interest			1,138
Other income (expense)			(845)

Net loss			$(16,431)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 12: Segments (continued)

For the Year ended December 31, 2006
(in thousands)
	Water Group	Power Group	Total

Operating income:
New York contract revenue	$525	$-	$525
Grant revenue	-	532	532
Total operating income	525	532	1,057

Operating expenses:
Cost of contract or grant revenue	397	150	547
General and administrative	3,164	382	3,546
Total operating expenses	3,561	532	4,093

Segment operating loss	$(3,036)	$-	$(3,036)

Total assets	$2,408	$-	$2,408

Reconciliation to net loss:
Total segment operating loss			$(3,036)
Warrant and stock options			(732)
Other income (expense)			75

Net loss			$(3,693)

For the Year ended December 31, 2005
(in thousands)
	Water Group	Power Group	Total

Operating income:
New York contract revenue	$248	$-	$248
Grant revenue	-	21	21
Total operating income	248	21	269

Operating expenses:
Cost of contract or grant revenue	-	21	21
General and administrative	3,485	-	3,485
Total operating expenses	3,485	21	3,506

Segment operating loss	$(3,237)	$-	$(3,237)

Total assets	$4,844	$-	$4,844

Reconciliation to net loss:
Total segment operating loss			$(3,237)
Warrant and stock options			(2,037)
Other income (expense)			37

Net loss			$(5,237)

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