Form 10KSB/A
period 2007-12-31
THERMOENERGY CORP
filed 2008-05-20
CIK 884504

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

As of March 31, 2008, there were 41,025,387 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 in order to restate our Financial Statements for the year then ended, included as Part II, Item 7 to reflect an increase in compensation expense for 2007 aggregating $1,246,000 due to an error in recording the effects of stock option grants, restricted stock grants and bonuses for officers.

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

Lack of Operating History; Accumulated Deficits

Although the Company has entered into negotiation for a commercial ARP facility with the City of New York, it has not yet formally entered into a commercial contract with NYCDEP. Neither has the Company entered into a strategic relationship with a third party that has the resources to commercially exploit its Technologies. Since its inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $53 million as of December 31, 2007. Even if the contract with New York City is completed, there can be no assurance that the Company will be able to successfully implement future contracts for its Technologies. The acquisition of CASTion, the Company’s water division subsidiary, on July 2, 2007 has not been additive for revenue and earnings as of December 31, 2007. CASTion has several contracts with industrial companies and Management expects CASTion to become cash flow positive during the second half of 2008.

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

The Company has sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of December 31, 2007, the Company had a cash balance of approximately $3.19 million and current liabilities of approximately $6.5 million. The current liabilities consisted partly of the $2.9 million of convertible debt issued in the CASTion acquisition being classified as current due to a technical default. Management expects to correct the technical default during the second quarter of 2008. During the fiscal years ended December 31, 2007, 2006 and 2005, the Company’s operating expenses were $17.9 million, $4.4 million, and $5.4 million, respectively. The 2007 operating expenses include charges of $0.9 million related to the issuance of stock options to officers and directors, $1.0 million relating to the issuance of warrants for services, debt financing and private placement of equity and $10.7 million relating to goodwill impairment from the CASTion acquisition. Management expects the benefits of the CASTion acquisition to be realized in the integration of the Water Technologies, and not from any financial gains realized from CASTion on its own. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $5 million.

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

Date: May 20, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis C. Cossey	Director, Chairman of the Board and CEO	May 20, 2008
Dennis C. Cossey

/s/ Andrew T. Melton	Director, Executive VP and CFO	May 20, 2008
Andrew T. Melton

*	Director	May 20, 2008
Lowell E. Faulkenberry

*	Director	May 20, 2008
Paul A. Loeffler

*	Director	May 20, 2008
Louis J. Ortmann

* By:	/s/ Dennis C. Cossey
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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

As discussed in Note 16 to the consolidated financial statements, the consolidated financial statements as of and for the year ended December 31, 2007 have been restated.

/s/ Kemp & Company, a Professional Association

Little Rock, Arkansas
April 15, 2008, except for Note 16, as to which the date is May 20, 2008

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	December 31, 2007	December 31, 2006
	(As Restated)

ASSETS
Current Assets:
Cash	$3,185	$637
Accounts Receivable, net	260	874
Note Receivable - CASTion	-	493
Inventories	184	-
Other Current Assets	239	152
Total Current Assets	3,868	2,156

Property and Equipment, net of accumulated depreciation (2007 - $85; 2006 - $43)	322	252
Other Assets	5	-

Total Assets	$4,195	$2,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$844	$498
Short Term Notes Payable	679	-
Convertible Debt in Default	2,921	-
Deferred Revenue	458	-
Other Current Liabilities	1,552	350
Total Current Liabilities	6,454	848

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	304	347
Convertible Debt	512	-
Total Long Term Liabilities	816	347

Minority Interest in Subsidiary	(1,414)	-

Total Liabilities	5,856	1,195

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value (2007), $1 par value (2006): authorized - 20,000,000 shares (2007), 10,000,000 shares (2006); issued and outstanding: 2007 - 5,301,670 shares; 2006 - 6,198,671 shares	53	6,198

Common Stock, $.001 par value: authorized - 150,000,000 shares (2007), 75,000,000 shares (2006); issued: 2007 - 40,817,516 shares; 2006 - 23,220,612 shares; outstanding: 2007 - 40,733,719 shares; 2006 - 23,136,815 shares	40	23

Additional Paid-In Capital	50,794	29,862

Accumulated Deficit	(52,548)	(34,870)

Total Equity (Deficit)	(1,661)	1,213

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,195	$2,408

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
	(As Restated)

Operating Income	$622	$1,057	$269
Cost of Contract and Grant Income	725	397	156
Gross Operating Income (Loss)	(103)	660	113

Operating Expenses:
General and Administrative	3,834	1,906	2,428
Selling Expense	133	-	-
Goodwill Impairment	10,665	-	-
Option Expense	904	298	-
Warrant Expense	954	433	2,037
Professional Fees	1,024	1,290	688
Travel and Entertainment	353	501	234
Total Operating Expenses	17,867	4,428	5,387

Loss from Operations	(17,970)	(3,768)	(5,274)

Other Income (Expense):
Interest Income	23	75	37
Interest Expense	868	-	-
Total Other Income (Expense)	(845)	75	37

Net loss before minority interest in subsidiary	(18,815)	(3,693)	(5,237)
Minority interest in subsidiary	1,138	-	-

Net Loss	$(17,677)	$(3,693)	$(5,237)

Per Common Share:
Loss from Operations	$(0.61)	$(0.16)	$(0.23)
Net Loss	$(0.60)	$(0.16)	$(0.23)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2005 Through December 31, 2007
(in thousands)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
			(As Restated)	(As Restated)	(As Restated)

Balance (Deficit), January 1, 2005	23	-	22,047	(25,941)	(3,871)

Issuance of stock for account payable balances, June 2005, (534,177 shares at a price of $1.32 per share)	-	-	705	-	705

Settlement of Deferred Compensation Retirement Plan of Officer	-	-	2,708	-	2,708

Issuance of Series A Convertible Preferred Stock and Warrants ("unit"), July 2005, net of issuance costs of $452,619 (6,198,671 shares and 2,789,400 warrants at a price of $1.20 per share)	-	6,198	787	-	6,985

Issuance of stock for officer bonus, July 2005 (25,000 shares at a price of $1.40 per share)	-	-	35	-	35

Acquired and cancelled stock from shareholder, August 2005 (141,383 shares at a price of $0.89 per share)	-	-	(126)	-	(126)

Issuance of stock in partial retirement of deferred compensation, September 2005 (110,544 shares at a price of $1.29 per share)	-	-	142	-	142

Warrants issued for services	-	-	1,775	-	1,775

Warrant price adjustment - private placement units	-	-	262	-	262

Reduction in balance of deferred compensation by issuing Stock Options, September 2005	-	-	796	-	796

Net Loss	-	-	-	(5,237)	(5,237)

Balance (Deficit) December 31, 2005	23	6,198	29,131	(31,178)	4,174

Options issued to officers and directors	-	-	299	-	299

Warrants issued for services	-	-	433	-	433

Net Loss	-	-	-	(3,693)	(3,693)

Balance (Deficit) December 31, 2006	23	6,198	29,863	(34,871)	1,213

Options issued to officers and directors	-	-	904	-	904

Stock issued for services (53,167 shares at an average price of $0.97 per share)	-	-	52	-	52

Warrants issued for services	-	-	331	-	331

Converted Preferred Stock to Common Stock (897,001 shares)	1	(686)	685		-

Issuance of Common Stock (1,238,095 at $0.42 per share)	1	-	519	-	520

Issuance of Common Stock from Cashless Exercise of Warrants, Various 2007, Issued 113,886 Shares	-	-	-	-	-

Issuance of Common Stock, June 2007, net of Issuance Costs of $99,721 (4,000,000 shares at $0.75 per share) and 2,000,000 warrants at a price equal to a 12 month average with a floor of $0.75 and a ceiling of $1.50 per share	4	-	2,896	-	2,900

Warrants and beneficial conversion feature issued with Convertible Notes	-		944	-	944

Reincorporated in Delaware and reduced par value of preferred shares	-	(5,459)	5,459	-	-

Issuance of common stock (4,588,088 shares at $.50 per share) and common stock warrants for CASTion acquisition	5	-	4,163	-	4,168

Issuance of common stock, July 2007 (30,000 shares at $.99 per share)	-	-	30	-	30

Issuance of Common Stock, December 2007, net of Issuance Costs of $667,284 (6,666,667 shares at $0.75 per share) and 10,000,000 warrants at a price of $1.50 per share	6	-	4,326	-	4,332

Warrants Issued as Broker Compensation for Private Placement of Common Stock	-	-	622	-	622

Net Loss				(17,677)	(17,677)

Balance (Deficit) December 31, 2007	$40	$53	$50,794	$(52,548)	$(1,661)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
	(As Restated)
Operating Activities:
Net Loss	$(17,677)	$(3,693)	$(5,237)

Items not requiring (providing) cash:
Options issued to officers and directors	904	298	-
Warrants issued for services	953	433	2,037
Depreciation Expense	41	24	-
Goodwill Impairment Charge	10,665	-	-
Minority Interest In Subsidiary	(1,138)	-	-
Restricted Stock issued for services	329	-	-
Amortization of Discount on Convertible Debt	689	-	-

Changes in:
Accounts and Notes Receivable	1,422	(564)	(310)
Inventories	59	-	-
Other Current Assets	(63)	(527)	(118)
Advance to officers	-	-	(119)
Accounts Payable	(253)	180	441
Deferred Revenue	79	-	-
Other Current Liabilities	764	405	-
Deferred Compensation		-	607
Deferred Compensation Retirement Plan	(43)	(57)	(110)

Net Cash used in operating activities	(3,269)	(3,501)	(2,809)

Investing Activities:
Purchase of CASTion, net of cash required	(2,147)	-	-
Purchase of fixed assets	-	(187)	(89)

Net Cash used in investing activities	(2,147)	(187)	(89)

Financing Activities:
Decrease in Short-Term Notes Payable	(570)	-	-
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	6,986
Proceeds from issuance of Common Stock and Warrants	7,784	-	-
Proceeds from notes payable and advances from officers	-	-	100
Proceeds from Convertible Debentures	750	-	-
Payments on notes payable and advances from officers	-	-	(100)
Purchase and cancellation of Treasury Stock	-	-	(126)

Net cash provided by financing activities	7,964	-	6,860

Increase (Decrease) in cash	2,548	(3,688)	3,962
Cash, beginning of year	637	4,325	364
Cash, end of year	$3,185	$637	$4,326

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (As Restated)

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued) (As Restated)

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued) (As Restated)

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued) (As Restated)

 Loss per common share (Continued)
and 2005, respectively. For additional disclosures regarding Series A Convertible Preferred Stock, stock options, warrants and contingently issuable shares, see Notes 4, 5, 6, 9, 10, 13 and 14, respectively.

 Stock options
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (Revised 2004) Share-Based Payment “FAS 123R”. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted during 2007 and 2006 with the following assumptions: 2007 - expected dividends of zero, expected volatility of 65%, weighted average risk free interest rate of 3.51%, expected term of 3 years and weighted average grant-date fair value of $1.04; and 2006 - expected dividends of zero, expected volatility of 65%, risk free interest rate of 4.31%, expected term of five years and grant-date fair value of $.94.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued) (As Restated)

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Organization and summary of significant accounting policies (continued) (As Restated)

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

Note 4: Short-term borrowings

On August 23, 2007, the Company entered into financing agreements with two existing shareholders (the “Holders”) that consisted of the Company issuing $1,000,000 of 7.5% convertible debt maturing on December 31, 2007 (the “Notes”). At the election of the Borrower by written notice to the holders (a “Deferral Notice”) and payment to the holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the maturity date, the maturity date may be extended to March 31, 2008. At the election of the Borrower, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted Common Stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders a Warrant to purchase one share of Common Stock for each Dollar invested at any time during the three year period from December 31, 2007 to December 31, 2010 for an exercise price of $0.75 per share. The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $300,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Notes and the fair value of the Company’s Common Stock resulted in a beneficial conversion feature amounting to $363,000, the intrinsic value of the conversion feature on that date. The total debt discount of $663,000 will be amortized to interest expense over the stated term of the Note.

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

Note 6: Convertible Debt

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk the Company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock Purchase Warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the company’s Common Stock at a conversion price of $0.50 per share. If the entire principal amount of the Note were converted, the Company would issue to the holder an aggregate of 1,500,000 shares of Common Stock. The Warrant entitles the holder to purchase up to 750,000 share of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Common Stock for the 365-day period immediately preceding the date on which the Warrant is exercised, Subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date. The total debt discount of $281,000 will be amortized to interest expense over the stated term of the Notes. At December 31, 2007 the balance of the discount was $256,952. No broker or placement agents were involved in the offering of such securities.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 7: Income taxes (As Restated)

A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2007, 2006 and 2005 were increases of approximately $5,525,000 $1,393,000 and $277,000, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31:
	2007	2006	2005
Net operating loss carryforwards	$11,549,000	$7,550,000	$6,431,000
Deferred compensation	138,000	135,000	156,000
Stock options and warrants	2,491,000	1,306,000	1,011,000
Other	338,000	0	0
	14,516,000	8,991,000	7,598,000
Valuation allowance - deferred tax assets	(14,516,000)	(8,991,000)	(7,598,000)

	$0	$0	$0

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the year ended December 31:

	2007	2006	2005

Computed at statutory rate (34%)	(6,397,000)	$(1,256,000)	$(1,781,000)
Increase in valuation allowance for deferred tax assets	5,525,000	1,393,000	277,000
Non-deductible items and other	872,000	(137,000)	1,504,000

Provision for income taxes	$0	$0	$0

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

Note 9: Common Stock (As Restated)

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

During 2007, the Board of Directors awarded officers and various members of the Board of Directors a total of 1,890,000 non-qualified stock options (see Note 16). The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date (weighted average price of $1.04 per share) and expire over a weighted average expiration of approximately 3 years from grant date.

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

December 31, 2007

Note 9: Common Stock (continued) (As Restated)

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

A summary of the Company’s stock option activity for the three years ended December 31, 2007, and related information follows:

			Weighted
			Average
			Exercise
	Number	Price	Number
	of Shares	per Share	Exercisable

Balance at December 31, 2004	2,541,900	$2.61	2,541,900
Granted during 2005	2,650,000	$1.20

Balance at December 31, 2005	5,191,900	$1.89	5,191,900
Granted during 2006	545,000	$0.94

Balance at December 31, 2006	5,736,900	$1.80	5,736,900
Granted during 2007	1,890,000	$1.04

Balance at December 31, 2007	7,626,900	$1.61	6,576,900

The weighted average fair value of options granted during the periods presented above were approximately $1,315,000, $298,000 and $904,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Exercise prices for options outstanding as of December 31, 2007 ranged from $.43 to $6.36. The weighted average remaining contractual life of those options was approximately 3 years at December 31, 2007.

THERMOENERGY CORPORATION

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2007

Note 9: Common Stock (continued) (As Restated)

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

December 31, 2007

Note 9: Common Stock (continued) (As Restated)

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

In December 2007, the Board of Directors approved restricted stock awards for officers of the Company for 250,000 shares of Common Stock. The terms of the awards provided for issuance of the shares during 2008 (see Note 16). Since the awards were earned during 2007, a liability amounting to $278,000 was accrued as of December 31, 2007 (included in Other Current Liabilities in the accompanying 2007 Consolidated Balance Sheet) for the compensation expense associated with the awards.

At December 31, 2007, there were outstanding warrants for the purchase of 27,249,949 shares of the Company’s Common Stock at prices ranging from $0.27 per share to $2.40 per share (weighted average exercise price was $1.07 per share) until expiration (4,173,087 shares in 2008, 800,000 shares in 2009, 3,000,000 shares in 2010, 12,583,333 shares in 2012, and 6,693,529 shares in 2013).

At December 31, 2007, approximately 44,500,000 shares of Common Stock were reserved for future issuance under convertible debt agreements, warrant agreements, stock option arrangements and other commitments (see Note 14 for discussion of shares issuable under consulting and marketing agreements and Note 15 for subsequent events involving warrants and Common Stock of the Company).

Note 10: Acquisition (As Restated)

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

December 31, 2007

Note 10: Acquisition (continued) (As Restated)

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

December 31, 2007

Note 10: Acquisition (continued) (As Restated)

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

December 31, 2007

Note 10: Acquisition (continued) (As Restated)

(2)
Valuation discount of $313,425 computed based on an assumed fair market value interest rate of 10% compared to the stated rate of 6.5%. The valuation discount results in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date.

(3)	The value of the warrants was computed using a Black-Scholes option pricing model.

The consolidated financial statements as of and for the periods ended December 31, 2007 reflect the following purchase price allocation for CASTion:

Historical net assets (deficit) applicable to the Company’s purchase of a 90.31% interest in CASTion’s common stock on July 2, 2007	$(3,581,372)

Goodwill	10,665,596
Total purchase price	$7,084,224

The summary balance sheet is as follows:

Current assets	$635,090
Other assets	116,876
$751,966

Current liabilities, net of minority interests	$4,333,338
Net assets (deficit)	(3,581,372)
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

(dollars in thousands, except per share data)	2007	2006	2005
Gross operating income	$1,551	$4,982	$2,816
Loss from operations	(18,628)	(4,674)	(6,325)
Net loss	(18,313)	(4,738)	(6,402)
Net loss from operations per share	$(0.59)	$(0.17)	$(0.23)
Net loss per share	(0.58)	$(0.17)	$(0.23)

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

Note 12: Segments (As Restated)

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

For the Year ended December 31, 2007
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$165	$-	$165
Grant revenue	-	457	457
Total operating income	165	457	622

Operating expenses:
Cost of wastewater treatment and recovery systems sales	599	126	725
General and administrative	4,881	331	5,212
Selling expenses	133	-	133
Total operating expenses	5,613	457	6,070

Segment operating loss	$(5,448)	$-	$(5,448)

Total assets	$4,195	$-	$4,195

Reconciliation to net loss:
Total segment operating loss			$(5,448)
Goodwill impairment			(10,664)
Warrant and stock options			(1,858)
Minority interest			1,138
Other income (expense)			(845)

Net loss			$(17,677)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 12: Segments (continued) (As Restated)

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

Note 15: Subsequent events (As Restated)

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

December 31, 2007

Note 15: Subsequent events (continued) (As Restated)

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

Note 16: Restatement of 2007 Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements included in its Form-KSB/A for the year ended December 31, 2007, the Company determined that an increase in compensation expense for 2007 aggregating $1,246,000 was necessary due to an error in the recording the effects of stock option grants, restricted stock grants and bonuses for officers. On December 27, 2007, the Board of Directors approved a compensation plan for officers which provided for salary increases for 2008, stock option awards (1,050,000 options to purchase the Company’s Common Stock at $1.11 per share, expiring in three years), restricted stock awards for 250,000 shares of the Company’s Common Stock and cash bonuses of $438,000. The effective date of the compensation plan was January 1, 2008. No compensation expense was recognized in the 2007 consolidated financial statements for any of the components of the compensation plan.

During the preparation of' the Company's consolidated financial statements for the quarter ended March 31, 2008, it was determined that the grant date for the stock options was December 31, 2007, since, in accordance with FAS 123R, the officers began to benefit from or be adversely affected by subsequent changes in the market price of the Company’s Common Stock on that date. Furthermore, the options vested immediately and were awarded for services performed during 2007. The compensation expense associated with the stock options was $530,000 based on the Black-Scholes option model valuation. It was also determined that the restricted stock awards (compensation expense of $278,000 based on the Company’s December 3l, 2007 closing stock price) and bonuses of $438,000 were awarded for services performed during 2007 and, therefore, the related compensation expense should be recorded in 2007.

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the consolidated balance sheet and the consolidated statements of operations, stockholders’ equity and cash flows and notes 1, 7, 9, 10, 12 and 15 for the year ended December 31, 2007 have been restated. The following table sets forth the effects of the restatement on the line items within our previously reported 2007 consolidated balance sheet and consolidated statements of operations, stockholders’ equity and cash flows (in thousands, except per share amounts):
	Year Ended December 31, 2007 As Reported	Adjustment	Year Ended December 31, 2007 As Restated
Consolidated Balance Sheet
Other Current Liabilities	$836	$716	$1,552
Total Current Liabilities	5,738	716	6,454
Total Liabilities	5,140	716	5,856
Additional Paid-In Capital	50,264	530	50,794
Accumulated Deficit	(51,302)	(1,246)	(52,548)
Total Equity (Deficit)	(945)	(716)	(1,661)

Consolidated Statement of Operations
General and Administrative Expenses	$3,118	$716	$3.834
Option Expense	374	530	904
Total Operating Expenses	16,621	1,246	17,867
Loss from Operations	(16,724)	(1,246)	(17,970)
Net Loss Before Minority Interest	(17,569)	(1,246)	(18,815)
Net Loss	(16,431)	(1,246)	(17677)
Per Common Share: Loss from Operations	$(0.57)	$(0.04)	$(0.61)
Net Loss	(0.56)	(0.04)	(0.60)

Consolidated Statement of Stockholders' Equity
Options issued to officers and directors	$374	$530	$904
Net Loss	(16,431)	(1,246)	(17,677)
Balance (Deficit) December 31 2007: Additional Paid-In Capital	50,264	530	50,794
Accumulated Deficit	(51,302)	(1,246)	(52,548)
Total	(945)	(716)	(1,661)

Consolidated Statement of Cash Flows
Net Loss	$(16,431)	$(1,246)	$(17,677)
Options issued to officers and directors	374	530	904
Other Current Liabilities	326	438	764
Restricted Stock issued for services	51	278	329