Form 10-Q
period 2008-03-31
THERMOENERGY CORP
filed 2008-05-20
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,025,387 shares of common stock as of March 31, 2008.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated flier or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one)
Large accelerated filer  ☐               Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company   ☑

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3
		Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	4
		Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period ended January 1, 2007 through December 31, 2007 and the three months ended March 31, 2008	5
		Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	6
		Notes to Financial Statements (Unaudited)	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
	Item 4T.	Controls and Procedures	18
Part II.	Other Information
	Item 1.	Legal Proceedings	19
	Item 1a.	Risky Factors	19
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3.	Defaults Upon Senior Securities	20
	Item 4.	Submission of Matters to a Vote of Security Holders	20
	Item 5.	Other Information	20
	Item 6.	Exhibits	21
Signature

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current Assets:
Cash	$1,509	$3,185
Accounts Receivable, net	304	260
Inventories	250	184
Other Current Assets	292	239
Total Current Assets	2,355	3,868

Property and Equipment, net of Accumluated Depreciation (2008 - $76; 2007 - $85)	318	322
Other Assets	24	5

Total Assets	$2,697	$4,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$599	$844
Short Term Notes Payable	573	679
Convertible Debt in Default	3,003	2,921
Deferred Revenue	548	458
Other Current Liabilities	1,028	1,552
Total Current Liabilities	5,751	6,454

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	293	304
Convertible Debt	571	512
Total Long Term Liabilities	864	816

Minority Interest in Subsidiary	(1,458)	(1,414)

Total Liabilities	5,157	5,856

Stockholders' Equity (Deficit):

Preferred Stock, $0.01 par value: authorized - 20,000,000 share; issued and outstanding: 2008 - 5,260,002; 2007 - 5,301,670 shares	53	53

Common Stock, $.001 par value: authorized - 150,000,000 shares; issued: 2008 - 41,109,184 shares; 2007 - 40,817,516 shares; outstanding: 2008 - 41,025,387 shares; 2007 - 40,733,719 shares	41	40

Additional Paid-In Capital	51,904	50,794

Accumulated Deficit	(54,458)	(52,548)

Total Equity (Deficit)	(2,460)	(1,661)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,697	$4,195

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Operating Income	$409	$73
Cost of Contract and Grant Income	413	39
Gross Operating Income (Loss)	(4)	34

Operating Expenses:
General and Administrative	999	314
Selling Expense	67	-
Option Expense	135	10
Warrant Expense	-	83
Professional Fees	229	326
Travel and Entertainment	224	88
Total Operating Expenses	1,654	821

Loss from Operations	(1,658)	(787)

Other Income (Expense):
Interest Income	11	4
Interest Expense	307	-
Total Other Income (Expense)	(296)	4

Net loss before minority interest in subsidiary	(1,954)	(783)
Minority interest in subsidiary	44	-

Net Loss	$(1,910)	$(783)

Per Common Share:
Loss from Operations	$(0.04)	$(0.03)
Net Loss	$(0.05)	$(0.03)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2007 and the Three Months Ended March 31, 2008 (Unaudited)
(in thousands)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance (Deficit) January 1, 2007	23	6,198	29,863	(34,871)	1,213

Options issued to officers and directors			904		904

Stock issued for services (53,167 shares at an average price of $.097 per share)	-	-	52	-	52

Warrants issued for services			331		331

Converted Preferred Stock to Common Stock (897,001 shares)	1	(686)	685		-

Issuance of Common Stock (1,238,095 at $0.42 per share)	1	-	519	-	520

Issuance of Common Stock from Cashless Exercise of Warrants, Various 2007, Issued 113,886 Shares	-		-		-

Issuance of Common Stock, June 2007, net of Issuance Costs of $99.721(4,000,000 shares at $0.75 per share) and 2,000,000 warrants at a price equal to a 12 month average with a floor of $0.75 and a ceiling of $1.50 per share	4		2,896		2,900

Warrants and beneficial conversion feature issued with Convertible Notes			944		944

Reincorporated in Delaware and reduced par value of preferred shares		(5,459)	5,459		-

Issuance of common stock (4,588,088 shares at $.50 per share) and common stock warrants for CASTion acquisition	5		4,163		4,168

Issuance of common stock, July 2007 (30,000 shares at $.99 per share)	-		30		30

Issuance of Common Stock, December 2007, net of Issuance Costs of $667.284 (6,666,667 shares at $0.75 per share) and 10,000,000 warrants at a price of $1.50 per share	6		4,326		4,332

Warrants Issued as Broker Compensation for Private Placement of Common Stock			622		622

Net Loss				(17,677)	(17,677)

Balance (Deficit) December 31, 2007	$40	$53	$50,794	$(52,548)	$(1,661)

Warrants issued for services			83		83

Stock grants issued to officers	1		277		278

Warrants and beneficial conversion feature issued with 5% convertible note, March 2008			750		750

Net Loss				(1,910)	(1,910)

Balance (Deficit) March 31, 2008	$41	$53	$51,904	$(54,458)	$(2,460)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating Activities:
Net Loss	$(1,910)	$(783)

Items not requiring (providing) cash:
Options issued to officers and directors	-	10
Warrants issued for services	83	83
Depreciation Expense	6	7
Minority Interest In Subsidiary	(44)	-
Restricted Stock issued for services	-	11
Amortization of Discount on Convertible Debt	195	-

Changes in:
Accounts and Notes Receivable	(44)	(93)
Inventories	(66)	-
Other Current Assets	(53)	28
Accounts Payable	(245)	(119)
Short Term Notes Payable	(220)	-
Deferred Revenue	90	-
Other Current Liabilities	(207)	(39)
Deferred Compensation Retirement Plan	(11)	(15)

Net Cash used in operating activities	(2,426)	(910)

Financing Activities:
Proceeds from issuance of Common Stock and Warrants	-	520
Proceeds from Convertible Debentures	750	750

Net cash provided by financing activities	750	1,270

Increase (Decrease) in cash	(1,676)	360
Cash, beginning of year	3,185	637
Cash, end of period	$1,509	$997

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-KSB/A for the year ended December 31, 2007 of ThermoEnergy Corporation (the “Company”).

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations was 41,005,053 and 23,830,717 shares for the periods ended March 31, 2008 and 2007, respectively.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

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

NOTE 4: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE, WARRANT AND COMMON STOCK

On March 7, 2008, a member of the Company’s Board of Directors, Mr. Martin A. Roenigk, exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement (the “Purchase Agreement”) between the Company and Mr. Roenigk dated March 23, 2007. The Company issued to Mr. Roenigk, at face value, its 5% Convertible Promissory Note due March 7, 2013 (the “Maturity Date”) in the principal amount of $750,000 (the “Note”). Mr. Roenigk may elect to convert the Note at any time into shares of common stock at a price of $0.50 per share. Interest on the outstanding principal amount is payable semi-annually, subject to our right, upon payment of a $2,500 deferral fee, to defer any scheduled interest payment until the Maturity Date. As further consideration to Mr. Roenigk, on March 7, 2008 the Company issued to him a six-year warrant (the “Warrant”) to purchase an aggregate of 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price per share of the Company’s common stock for the 365-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. No Broker or placement agents were involved in the offering of such securities.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $330,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $420,000, the intrinsic value of the conversion feature on that date. The total debt discount of $750,000 will be amortized to interest expense over the stated term of the Notes.

In December 2007, the Compensation Committee of the Board of Directors approved restricted stock awards for officers of the Company for 250,000 shares of Common Stock. Since the awards were earned during 2007, a liability amounting to $278,000 was accrued as of December 31, 2007 for the compensation expense associated with the awards. The 250,000 shares of Common Stock were issued to the officers and the liability was reversed during the first quarter of 2008.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

NOTE 5: LEGAL MATTERS

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found the Plaintiff on its breach of contract claim against the Company, awarding it $298,720 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. All briefs on the appeal were filed on March 28, 2008 and the Company expects a ruling on the appeal in the next 90 days. The Company has expensed and accrued the payable of approximately $428,000 for the maximum amount owed if it is unsuccessful in its appeal.

NOTE 6: SEGMENTS

Due to the acquisition of CASTion during 2007, the Company has expanded its segment presentation to better reflect how results of operations are now evaluated and allocations of capital resources are determined. The Water Group segment represents revenue and costs related to the development and commercialization of patented water treatment technologies. The Energy Group segment represents revenue and costs related to the development and commercialization of patented clean energy technologies and includes our headquarters and related operations. The Energy Group segment allocates support costs to the Water Group segment on a percentage basis. The Company’s operations are currently conducted in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly. Segment data for the periods ended March 31, 2007 and 2008 have been presented based on the segment presentation approach used for the year ended December 31, 2007.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008
NOTE 6: SEGMENTS (continued)

For the Period ended March 31, 2008
(in thousands)
	Water Group	Power Group	Total
Operating income:
Sales of wastewater treatment and recovery systems	$226	$-	$226
Grant revenue	-	183	183
Total operating income	226	183	409

Operating expenses:
Cost of wastewater treatment and recovery systems sales	351	62	413
General and administrative	1,331	121	1,452
Selling expenses	67	-	67
Total operating expenses	1,749	183	1,932

Segment operating loss	$(1,523)	$-	$(1,523)

Total assets	$2,697	$-	$2,697

Reconciliation to net loss:
Total segment operating loss			$(1,523)
Warrant and stock options			(135)
Minority interest			44
Other income (expense)			(296)

Net loss			$(1,910)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

NOTE 6: SEGMENTS (continued)

For the Period ended March 31, 2007
(in thousands)
	Water Group	Power Group	Total
Operating income:
New York contract revenue	$-	$-	$-
Grant revenue	-	73	73
Total operating income	-	73	73

Operating expenses:
Cost of contract or grant revenue	0	39	39
General and administrative	694	34	728
Total operating expenses	694	73	767

Segment operating loss	$(694)	$-	$(694)

Total assets	$2,816	$-	$2,816

Reconciliation to net loss:
Total segment operating loss			$(694)
Warrant and stock options			(93)
Other income (expense)			4

Net loss			$(783)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

NOTE 7: SUBSEQUENT EVENTS

On April 4,2008, the Company’s short-term convertible note payable to a stockholder, plus accrued interest, was converted to 1,146,036 shares of restricted common stock.

The Company announced on April 29, 2008 the signing of a Memorandum of Understanding with Babcock Power Inc. of Danvers, Massachusetts leading to the formation of a joint effort to commercialize the ThermoEnergy Integrated Power System (“TIPS”) technology. TIPS is the Company’s zero air emission power plant design based on pressurized oxy-fuel combustion technology. TIPS converts coal, natural gas, oil and biomass into energy with near-zero air emissions, while capturing carbon dioxide in a liquid form for sequestration. There is no guarantee that a joint venture will be consummated, but the Company believes that Babcock Power will be a very good partner for the development of TIPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the financial statements and the notes to the financial statements appearing elsewhere in this quarterly report on Form 10-Q.

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

ThermoEnergy Corporation, (the “Company”), was incorporated as an Arkansas corporation in January 1988, for the purpose of developing and marketing certain municipal and industrial wastewater treatment technologies. In June 2007, the Company changed its jurisdiction of incorporation to Deleware.  The Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain long-term financing. Accordingly, the Company completed the acquisition of CASTion on July 2, 2007.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company does not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months without raising additional funds. As of March 31, 2008, the Company had a cash balance of approximately $1.5 million and current liabilities of $5.8 million. The current liabilities consisted partly of the $3.0 million convertible debt issued in the CASTion acquisition being classified as current due to a technical default. Management expects to correct the technical default during the second quarter of 2008. During the fiscal years ended December 31, 2007, 2006 and 2005, the Company’s operating expenses were $17.9 million, $4.4 million, and $5.4 million, respectively. The 2007 operating expenses include charges of $0.9 million relating to stock options granted to directors and officers, $1.0 million relating to the issuance of warrants for services, debt financing and private placement of equity and $10.7 million relating to goodwill impairment from the CASTion acquisition. Management expects the benefits of the CASTion acquisition to be realized in the integration of the Water Technologies, and not from any financial gains realized from CASTion on its own. Management anticipates that its cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $5 million.

During 2007, 2006 and 2005, the Company funded its operations primarily from the sale of restricted stock and the issuance of preferred stock in a private placement, borrowings, generally from shareholders, executive officers and other related parties, and through the issuance of debentures for cash or in settlement payments of other obligations. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, convertible notes and bridge financing arrangements with shareholders. In the event that the Company cannot raise the necessary capital in the near-term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

On December 17, 2007 the Company entered into a Securities Purchase Agreement with the Quercus Trust, Los Angeles, CA (“Quercus”) a family trust for the family of David Gelbaum, non-affiliated accredited investors. Pursuant to the Securities Purchase Agreement, Quercus has committed to make a $12 million equity investment in the Company. In the initial closing under the agreement, Quercus purchased 6,666,667 Units at a price of $5,000,000. Each unit consists of one share of Common Stock, and a 5-year Warrant entitling the holder to purchase 1.5 additional shares of Common Stock at an exercise price of $1.50 per share. Subject to the satisfaction of certain conditions, Quercus is committed to make an additional investment of $7,000,000 in ThermoEnergy. In that follow-on investment, Quercus has agreed to purchase an additional 9,333,334 Units at $0.75 per Unit within five days after ThermoEnergy satisfies the closing conditions. The Units to be purchased at the follow-on closing will consist of one Share of Common Stock and a 5-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. Merriman Curhan Ford and Co., San Francisco, CA (www.mcfco.com) represented ThermoEnergy in the transaction. The sale of shares were made without registration under the Securities Act of 1933 in reliance on the exemption from the registration requirements of such Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder, but the Company agreed to register the shares within a 120 day period.

On August 23, 2007, the Company entered into financing agreements with two existing shareholders (the “Holders”) that consisted of the Company issuing $1,000,000 of 7.5% convertible debt maturing on December 31, 2007 (the “Notes”). At the election of the Borrower by written notice to the holders (a “Deferral Notice”) and payment to the holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the maturity date, the maturity date may be extended to March 31, 2008. At the election of the Borrower, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted common stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders a Warrant to purchase one share of Common Stock for each Dollar invested at any time during the three year period from December 31, 2007 to December 31, 2010 for an exercise price of $0.75 per share. The Company recorded a discount of $600,000 on the Notes on August 23, 2007 to be accredited over the term of the Notes. One of the $500,000 notes was repaid on December 23, 2007, and the second note payable to shareholder, Robert S. Trump, was extended until March 31, 2008. At March 31, 2008 the accrued interest was added to the balance of the note, and on April 4, 2008, the note was converted and Mr. Trump was issued 1,146,036 shares of restricted common stock.

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

The Notes are due May 31, 2010 and bear interest at the rate of 10% per annum. The balance of the Notes are shown as current as March 31, 2007, due to the fact that the Company had not made the required prepayments from the Quercus private placement of equity closed on December 17, 2007. The Company is in the process of obtaining the minority shares and calculating the amounts owed, which will be approximately $250,000. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share.

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

First Quarter 2008 Compared to First Quarter 2007

The Company recorded total operating revenue of $409,000 and $73,000 respectively for the quarters ended March 31, 2008 and 2007. The Company had total operating expenses of $1,654,000 and $821,000 for the quarters ended March 31, 2008 and 2007 respectively. Professional Fees, consisting of Legal, Accounting and Consulting expenses were $229,000 and $326,000 respectively for the quarters ended March 31, 2008 and 2007 respectively. Travel and entertainment expenses were $224,000 and $88,000 respectively for the quarters ended March 31, 2008 and 2007 respectively.

Total assets decreased from $2,815,000 on March 31, 2007 to $2,697,000 on March 31, 2008. The decrease is a result of the capital raising efforts offset by the operating loss recorded in 2007. Total cash increased from $997,000 to $1,509,000, but total accounts receivable, notes receivable and other current assets decreased from $1,573,000 at March 31, 2007 to $846,000 on March 31, 2008. Total liabilities increased from $1,480,000 on March 31, 2007 to $5,157,000 on March 31, 2008 due to the increased activities of the company and the issuance of convertible debt. During the same period total equity decreased $3,796,000 due, from the losses related to the impairment of goodwill associated with the acquisition of CASTion Corporation.

Recent Developments

In April 2005, the Company entered into an agreement with New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during 2006 and the Company is in the process of entering into a new larger contract for a facility at the 26th Ward WPCP. Construction by the Company with two primary subcontractors was delayed during 2006, but the Company expects to complete construction of the facility during the first quarter of 2009. If the operating results of the demonstration plant over the twelve month period after completion are successful, the Company expects to enter into a long-term agreement with the city of New York.

Research and Development

Research and development activity has been, and the Company expects that it will continue to be, an integral part of the Company’s business activity. The Company continues to conduct research and development through its Hudson laboratory and its Worchester location in a number of areas including testing new resins for its ARP system, testing various waste streams for potential clients, testing various waste streams for third parties, Chemcad and Aspen, modeling for the TIPS process, centrate testing related to the Company’s New York City project and ARP process flow modifications. The Company expects to expand its R&D capabilities when it consolidates the Hudson laboratory with CASTion’s R&D laboratory in Worchester, Massachusetts during 2008.

Expected Changes in the Number of Employees

The Company foresees increases in the number of employees in the next 12 months, especially with the expected growth in business related to the acquisition of CASTion Corporation. Upon completion of the anticipated increases, the Company expects to have approximately 35 employees by December 31, 2008.

Off-Balance Sheet Arrangements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required

Item 4T. Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2008. Specifically, we have determined that our internal controls as of March 31, 2008 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficiently timely financial statements and required disclosures for review by the Audit Committee, and (iii) our contract administration and accounting procedures were deficient. Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with representatives of our independent public accountants and intends to take corrective measures during the quarter ending June 30, 2008.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1a.  Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2008, the Company issued to Martin A. Roenigk the Company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock Purchase Warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the Company’s Common Stock at a conversion price of $0.50 per share. If the entire principal amount of the Note were converted, the Company would issue to the holder an aggregate of 1,500,000 shares of Common Stock. The Warrant entitles the holder to purchase up to 750,000 shares of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Common Stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. No brokers or placement agents were involved in the offering of such securities.

Item 3. Defaults Upon Senior Securities.

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s Common Stock at the rate of $0.50 per share. A valuation discount of $313,425 was computed on the Notes based on an assumed fair market value interest rate of 10% compared to the stated rate of 6.5%. The valuation discount results in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date. The total debt discount of $626,607 will be amortized to interest expense over the stated term of the Notes. At March 31, 2008, the balance of the discount was $469,955. The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event we issue additional shares of the Company’s Common Stock (or securities convertible into Common Stock) at a price per share less than the then-effective exercise price or conversion price.

The Notes are due May 31, 2010 and bear interest at the rate of 10% per annum.  Interest on the Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. The Company rolled $90,167 of interest into principal on November 30, 2007. The balance of the Notes is technically in default and is shown in current liabilities as of March 31, 2008, due to the fact that the Company had not made the required prepayments from the Quercus private placement of equity closed on December 17, 2007. The Company plans to correct the default during the second quarter.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the quarter ended March 31, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit	Description
Number	Of Exhibit	Location
31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	*

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	*

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

* Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2008
THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and
Chief Executive Officer