Form 10-Q
period 2008-06-30
THERMOENERGY CORP
filed 2008-08-15
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
_______________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelereted filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one)

Large Accelerated Filer   ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,248,410 shares of common stock as of June 30, 2008.

THERMOENERGY CORPORATON

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$265	$3,185
Accounts Receivable, net	270	260
Inventories	275	184
Other Current Assets	219	239
Total Current Assets	1,029	3,868

Property and Equipment, net of Accumluated Depreciation (2008 - $107; 2007 - $56)	376	322
Other Assets	24	5

Total Assets	$1,429	$4,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$690	$844
Short Term Notes Payable	-	679
Convertible Debt in Default	3,055	2,921
Deferred Revenue	204	458
Other Current Liabilities	1,253	1,552
Total Current Liabilities	5,202	6,454

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	282	304
Convertible Debt	609	512
Total Long Term Liabilities	891	816

Minority Interest in Subsidiary	(1,500)	(1,414)

Total Liabilities	4,593	5,856

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares;
issued and outstanding: 2008 - 218,334; 2007 - 5,301,670 shares	2	53

Common Stock, $.001 par value: authorized - 150,000,000 shares;
issued: 2008 - 49,332,207 shares; 2007 - 40,817,516 shares;
outstanding: 2008 - 49,248,410 shares; 2007 - 40,733,719 shares	49	40

Additional Paid-In Capital	55,008	50,794

Accumulated Deficit	(58,223)	(52,548)

Total Equity (Deficit)	(3,164)	(1,661)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,429	$4,195

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating Income	$1,185	$182	$776	$108
Cost of Contract and Grant Income	1,134	76	722	36
Gross Operating Income (Loss)	51	106	54	72

Operating Expenses:
General and Administrative	2,053	946	1,003	632
Selling Expense	155	-	88	-
Option Expense	1,277	128	1,277	118
Warrant Expense	699	166	616	83
Professional Fees	774	635	544	309
Travel and Entertainment	360	257	136	170
Total Operating Expenses	5,318	2,132	3,664	1,312

Loss from Operations	(5,267)	(2,026)	(3,610)	(1,240)

Other Income (Expense):
Interest Income	16	6	5	3
Interest Expense	509	-	201	-
Total Other Income (Expense)	(493)	6	(196)	3

Net loss before minority interest in subsidiary	(5,760)	(2,020)	(3,806)	(1,237)
Minority interest in subsidiary	85	-	41	-

Net Loss	$(5,675)	$(2,020)	$(3,765)	$(1,237)

Per Common Share:
Loss from Operations	$(0.12)	$(0.08)	$(0.08)	$(0.05)
Net Loss	$(0.13)	$(0.08)	$(0.08)	$(0.05)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2007 and the Six Months Ended June 30, 2008 (Unaudited)
(in thousands)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance (Deficit) January 1, 2007	23	6,198	29,863	(34,871)	1,213

Options issued to directors			904		904

Stock issued for services	-	-	52	-	52

Warrants issued for services			331		331

Converted Preferred Stock to Common Stock (897,001 shares at an average price of $0.764 per share)	1	(686)	685		-

Issuance of Common Stock (1,238,095 at $0.42 per share)	1	-	519	-	520

Issuance of Common Stock from Cashless Exercise of Warrants, Various 2007, Issued 113,886 Shares	-	-	-	-	-

Issuance of Common Stock, June 2007, net of Issuance Costs of $99,721.17 (4,000,000 shares at $0.75 per share) and 2,000,000 warrants at a price equal to a 12 month average with a floor of $0.75 and a ceiling of $1.50 per share	4		2,896		2,900

Warrants and beneficial conversion option issued with Convertible Notes			944		944

Reincorporated in Delaware and reduced par value of preferred shares		(5,459)	5,459		-

Issuance of common stock (4,588,088 shares at $0.50 per share) and common stock warrants for CASTion acquisition	5		4,163		4,168

Issuance of common stock, July 2007 (30,000 shares at $0.99 per share)	-		30		30

Issuance of Common Stock, December 2007, net of Issuance Costs of $667,283.76 (6,666,667 shares at $0.75 per share) and 10,000,000 warrants at a price of $1.50 per share	6		4,326		4,332

Warrants Issued as Broker Compensation for Private Placement of Common Stock			622		622

Net Loss				(17,677)	(17,677)

Balance (Deficit) December 31, 2007	$40	$53	$50,794	$(52,548)	$(1,661)

Warrants issued for services			699		699

Issued 190,000 shares of Common Stock for Services			247		247

Cashless exercise of 2,581,164 warrants for 1,272,351 shares of Common Stock	1		(1)		-

Exercised 572,968 warrants for 572,968 shares of Common Stock (average price of $0.606 per share)	1		347		348

Stock grants issued to officers	1		277		278

Stock options issued to officers, directors and employees	-	-	1,277	-	1,277

Converted Preferred Stock to Common Stock (5,041,668 shares)	5	(51)	46		-

Convertible Note converted to Common Stock (1,146,036 shares at $0.50 per share)	1		572		573

Warrants and beneficial conversion feature issued with 5% convertible note, March 2008			750		750

Net Loss				(5,675)	(5,675)

Balance (Deficit) June 30, 2008	$49	$2	$55,008	$(58,223)	$(3,164)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net Loss	$(5,675)	$(2,020)

Items not requiring (providing) cash:
Options issued to officers, directors and employees	1,277	128
Warrants issued for services	699	166
Depreciation Expense	23	13
Minority Interest In Subsidiary	(86)	-
Restricted Stock issued for services	247	11
Amortization of Discount on Convertible Debt	285	8

Changes in:
Accounts and Notes Receivable	(10)	(508)
Inventories	(91)	-
Other Current Assets	1	40
Accounts Payable	(154)	62
Short Term Notes Payable	(220)	-
Deferred Revenue	(254)	-
Other Current Liabilities	39	(144)
Deferred Compensation Retirement Plan	(22)	(23)

Net Cash used in operating activities	(3,941)	(2,267)

Investing Activities:
Purchases of Property and Equipment	(77)	-

Net cash used in investing activities	(77)	-

Financing Activities:
Proceeds from issuance of Common Stock and Warrants	348	3,420
Proceeds from Convertible Debentures	750	750

Net cash provided by financing activities	1,098	4,170

Increase (Decrease) in cash	(2,920)	1,903
Cash, beginning of year	3,185	637
Cash, end of period	$265	$2,540

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations was 42,706,199 and 24,134,843 shares for the periods ended June 30, 2008 and 2007, respectively, and 44,419,979 and 25,265,494 shares for the three-month periods ended June 30, 2008 and 2007, respectively.

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS

The Company has incurred net losses since inception and will likely require substantial capital to continue commercialization of its technologies and to fund the Company’s liabilities. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (Continued)

Management is actively pursuing commercial contracts to produce fees from projects involving its technologies. Also, convertible debt transactions, the sale of stock pursuant to a private placement, and a public offering are alternatives under consideration by management. Management also anticipates the funding of the second tranche of the Quercus Trust private placement.

NOTE 4: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE, WARRANTS AND COMMON STOCK

On June 2, 2008, a member of the Company’s Board of Directors, Mr. Martin A. Roenigk, exercised a warrant to acquire 550,000 shares of Common Stock at an exercise price of $0.60 per share.

On April 29, 2008 the Company issued 190,000 shares of common stock to three consultants for services rendered.

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement (the “Purchase Agreement”) between the Company and Mr. Roenigk dated March 23, 2007. The Company issued to Mr. Roenigk, at face value, its 5% Convertible Promissory Note due March 7, 2013 (the “Maturity Date”) in the principal amount of $750,000 (the “Note”). Mr. Roenigk may elect to convert the Note at any time into shares of common stock at a price of $0.50 per share. Interest on the outstanding principal amount is payable semi-annually, subject to our right, upon payment of a $2,500 deferral fee, to defer any scheduled interest payment until the Maturity Date. As further consideration to Mr. Roenigk, on March 7, 2008 the Company issued to him a six-year warrant (the “Warrant”) to purchase an aggregate of 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Company’s common stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000. No Broker or placement agents were involved in the offering of such securities.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 4: ISSUANCE OF CONVERTIBLE PROMISSORY NOTE, WARRANTS AND COMMON STOCK (Continued)

In December 2007, the Compensation Committee of the Board of Directors approved stock awards for officers of the Company for 250,000 shares of Common Stock. Since the awards were earned during 2007, a liability amounting to $278,000 was accrued as of December 31, 2007 for the compensation expense associated with the awards. The 250,000 shares of Common Stock were issued to the officers and the liability was reversed during the first quarter of 2008.

On June 26, 2008 the Board of Directors issued Options to Executive Officers, Directors and Employees to acquire 2,061,300 shares of Common Stock at exercise prices of $1.24 and/or $1.75 for a ten year period. The exercise price was at or above the market price on that date. The Company recorded an expense of $1,277,000 during the second quarter for the issuance of these Options based on the Black-Scholes Model. Also, the Company issued warrants to acquire 1,250,000 shares of Common Stock to two shareholders for the final settlement of bridge loan obligations. The Company recorded an expense of $616,000 during the second quarter for the issuance of these warrants based upon the Black-Scholes Model.

During the second quarter the Company issued 5,041,668 shares of Common Stock to various shareholders for the conversion of 5,041,668 shares of Series A Preferred Stock. The Company also issued 572,968 shares of Common Stock from the exercise of various warrants at an average price of $0.61 per share, and 1,272,351 shares of Common Stock from the cashless exercise of 2,581,164 warrants.

NOTE 5: LEGAL MATTERS

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found the Plaintiff on its breach of contract claim against the Company, awarding it $298,720 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007, the Company filed an appeal of the jury verdict on the breach of contract claim. During the second quarter of 2008, the Appellate Court ruled against the Company on the breach of contract claim and for the company on all of Rock Capital’s counterclaims. On July 15, 2008, the Company filed a petition for Motion to Rehear on clarification of points the Company believes the Court did not consider in its ruling. The Company does not expect to get a ruling from the Court until the fourth quarter, but the Company has expensed and accrued the payable of approximately $428,000 for the maximum amount owed if it is unsuccessful in its petition.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 6: SEGMENTS

Due to the acquisition of CASTion during 2007, the Company has expanded its segment presentation to better reflect how results of operations are now evaluated and allocations of capital resources are determined. The Water Group segment represents revenue and costs related to the development and commercialization of patented water treatment technologies. The Energy Group segment represents revenue and costs related to the development and commercialization of patented clean energy technologies and includes our headquarters and related operations. The Energy Group segment allocates support costs to the Water Group segment on a percentage basis. The Company’s operations are currently conducted in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly. Segment data for the six months ended June 30, 2007 and 2008 and for the three months ended June 30, 2007 and 2008 have been presented based on the segment presentation approach used for the year ended December 31, 2007.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Six Months ended June 30, 2008
(in thousands)

	Water Group	Power Group	Total
Operating income:
Sales of wastewater treatment and recovery systems	$902	$-	$902
Grant revenue	-	283	283
Total operating income	902	283	1,185

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,051	83	1,134
General and administrative	2,987	200	3,187
Selling expenses	155	-	155
Total operating expenses	4,193	283	4,476

Segment operating loss	$(3,291)	$-	$(3,291)

Total assets	$1,429	$-	$1,429

Reconciliation to net loss:
Total segment operating loss			$(3,291)
Warrant and stock options			(1,976)
Minority interest			85
Other income (expense)			(493)

Net loss			$(5,675)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Six Months ended June 30, 2007
(in thousands)

	Water Group	Power Group	Total
Operating income:
New York contract revenue	$-	$-	$-
Grant revenue	-	182	182
Total operating income	-	182	182

Operating expenses:
Cost of contract or grant revenue	-	76	76
General and administrative	1,732	106	1,838
Total operating expenses	1,732	182	1,914

Segment operating loss	$(1,732)	$-	$(1,732)

Total assets	$4,767	$-	$4,767

Reconciliation to net loss:
Total segment operating loss			$(1,732)
Warrant and stock options			(294)
Other income (expense)			6

Net loss			$(2,020)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Three Months ended June 30, 2008
(in thousands)

	Water Group	Power Group	Total
Operating income:
Sales of wastewater treatment and recovery systems	$676	$-	$676
Grant revenue	-	100	100
Total operating income	676	100	776

Operating expenses:
Cost of wastewater treatment and recovery systems sales	700	22	722
General and administrative	1,605	78	1,683
Selling expenses	88	-	88
Total operating expenses	2,393	100	2,493

Segment operating loss	$(1,717)	$-	$(1,717)

Total assets	$1,429	$-	$1,429

Reconciliation to net loss:
Total segment operating loss			$(1,717)
Warrant and stock options			(1,893)
Minority interest			41
Other income (expense)			(196)

Net loss			$(3,765)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Three Months ended June 30, 2007
(in thousands)

	Water Group	Power Group	Total
Operating income:
New York contract revenue	$-	$-	$-
Grant revenue	-	108	108
Total operating income	-	108	108

Operating expenses:
Cost of contract or grant revenue	-	36	36
General and administrative	1,039	72	1,111
Total operating expenses	1,039	108	1,147

Segment operating loss	$(1,039)	$-	$(1,039)

Total assets	$4,767	$-	$4,767

Reconciliation to net loss:
Total segment operating loss			$(1,039)
Warrant and stock options			(201)
Other income (expense)			3

Net loss			$(1,237)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 7: SUBSEQUENT EVENTS

On July 15, 2008 the Company filed a petition for a motion of rehearing to the Appellate Court for the Rock Capital breach of contract lawsuit.

During July 2008 the Company issued 751,158 shares of Common Stock to various shareholders on the exercise of 2,250,000 warrants. Also, on July 15, 2008 additional warrants for 1,118,685 shares of Common Stock expired unexercised.

During July 2008 the Company received payment of approximately $291,000 from NYC DEP that had been recorded as an Allowance for Doubtful Account as of June 30, 2008.

On August 12, 2008, the Company entered into a financing agreement with an existing shareholder (the “Holder”) pursuant to which we issued $500,000 of 7.5% convertible debt, convertible into common stock at any time by the Holder at a price of $0.75 per share and maturing on December 31, 2008 (the “Note”). At our election by written notice to the Holder (a “Deferral Notice”) and payment to the Holder of a deferral fee in an amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee") no  later than five business days after the maturity date, the maturity date may be extended to March 31, 2009. At our election, the Deferral Fee may be paid by adding the amount of the Deferral Fee to the principal amount of the Note. The Company may pay off the Note in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off the Note in full by March 31, 2009, the full amount of principal, accrued interest and penalty will convert to common stock at $0.75 per share. In connection with the issuance of the Note, the Company granted to the Holder a Warrant to purchase one share of Common Stock for each dollar invested at any time during the three year period from December 31, 2008 to December 31, 2011 for an exercise price of $1.50 per share.

The Company announced on April 29, 2008 the signing of a Memorandum of Understanding (“MOU”) with Babcock Power Inc. (“BPI”) of Danvers, Massachusetts leading to a formation of a joint effort to commercialize the ThermoEnergy Integrated Power System (“TIPS") technology. TIPS is the Company's zero air emmission power plant design based on pressurized oxy-fuel combustion technology. TIPS converts coal, natural gas, oil and biomass into energy with near-zero air emmissions, while capturing carbon dioxide in a liquid for sequestration. There is no guarantee that a joint venture will be comsummated, but the Company believes that Babcock Power will be a very good partner for the development of TIPS. The MOU has been extended and the Company continues to negotiate with BPI and expect to enter into a joint venture before year end.

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

ThermoEnergy Corporation, (the “Company”), was incorporated as an Arkansas corporation in January 1988, for the purpose of developing and marketing certain municipal and industrial wastewater treatment technologies. In June 2007, the Company changed its jurisdiction of incorporation to Delaware. The Company continues to search for possible acquisition targets that possess both products and services which complement or enhance the Company’s Technologies and which have revenues from operations. Management believes that the acquisition of, or merger with, a business with a recurring stream of revenue would enhance the Company’s ability to obtain long-term financing. Accordingly, the Company completed the acquisition of CASTion on July 2, 2007.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company does not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months without raising additional funds. As of June 30, 2008, the Company had a cash balance of approximately $265,000 and current liabilities of $5.2 million. The current liabilities consisted partly of the $3.0 million convertible debt issued in the CASTion acquisition being classified as current due to a technical default. Management expects to correct the technical default by year-end 2008. Management anticipates that, with expected improvements in operations, the cash requirements during the next 12 months to implement the Company’s marketing and development strategies will be approximately $7 million.

During the first half of fiscal year 2008, the Company funded its operations primarily from the sale of common stock, borrowings from shareholders, and the issuance of stock upon the exercise of warrants. The Company is reviewing various strategic alternatives to fund the Company’s operations and development activities. These alternatives include the issuance of additional restricted shares of Common Stock, the issuance of additional shares of Preferred Stock, derivatives and bridge financing arrangements with commercial lenders. In the event that the Company cannot raise the necessary capital in the near-term to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

On August 12, 2008, the Company entered into a financing arrangement with an existing shareholder (the “Investor”) pursuant to which we issued $500,000 principal amount of 7.5% convertible debt, convertible into common stock at any time by the Investor at a price of $0.75 per share and maturing on December 31, 2008 (the “Convertible Note”). At our election by written notice to the Investor and payment to the Investor of a deferral fee in an amount equal to 10% of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the maturity date, the maturity date may be extended to March 31, 2009. At our election, the Deferral Fee may be paid by adding the amount of the Deferral Fee to the principal amount of the Convertible Note. We may pay off the Convertible Note in full or in part at any time without prepayment penalty. In the event we have not paid off the Convertible Note in full by March 31, 2009, the full amount of principal, accrued interest and penalties will convert into common stock at $0.75 per share. In connection with the issuance of the Convertible Note, the Company granted to the Investor a warrant to purchase one share of common stock for each dollar invested in the Company by the Investor at any time during the three-year period from December 31, 2008 through December 31, 2011 at an exercise price of $1.50 per share.

On December 17, 2007 the Company entered into a Securities Purchase Agreement with the Quercus Trust (“Quercus”) a family trust for the family of David Gelbaum, non-affiliated accredited investors. Pursuant to the Securities Purchase Agreement, Quercus has committed to make a $12 million equity investment in the Company. In the initial closing under the agreement, Quercus purchased 6,666,667 Units at a price of $5,000,000. Each unit consists of one share of Common Stock, and a 5-year Warrant entitling the holder to purchase 1.5 additional shares of Common Stock at an exercise price of $1.50 per share. Subject to the satisfaction of certain conditions, Quercus is committed to make an additional investment of $7,000,000 in the Company. In that follow-on investment, Quercus has agreed to purchase an additional 9,333,334 Units at $0.75 per Unit within five days after the Company satisfies the closing conditions. The Units to be purchased at the follow-on closing will consist of one Share of Common Stock and a 5-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. Merriman Curhan Ford and Co., San Francisco, CA (www.mcfco.com) represented the Company in the transaction. The sale of shares were made without registration under the Securities Act of 1933 in reliance on the exemption from the registration requirements of such Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder, but the Company agreed to register the shares within a 120 day period. The deadline for satisfaction of the conditions to the follow-on investment by Quercus has been extended until August 31, 2008.

On August 23, 2007, the Company entered into financing agreements with two existing shareholders (the “Holders”) that consisted of the Company issuing $1,000,000 of 7.5% convertible debt maturing on December 31, 2007 (the “Notes”). At the election of the Borrower by written notice to the holders (a “Deferral Notice”) and payment to the holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the maturity date, the maturity date may be extended to March 31, 2008. At the election of the Borrower, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted common stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders a Warrant to purchase one share of Common Stock for each dollar invested at any time during the three year period from December 31, 2007 to December 31, 2010 for an exercise price of $0.75 per share. The Company recorded a discount of $600,000 on the Notes on August 23, 2007 to be accredited over the term of the Notes. One of the $500,000 notes was repaid on December 23, 2007, and the second note payable to a shareholder, Robert S. Trump, was extended until March 31, 2008. At March 31, 2008 the accrued interest was added to the balance of the note, and on April 4, 2008, the note was converted and Mr. Trump was issued 1,146,036 shares of restricted common stock.

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Acquisition Notes”) as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest on the Acquisition Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share. The Acquisition Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Acquisition Notes in the event we issue additional shares of the Company’s common stock (or securities convertible into common stock) at a price per share less than the then-effective exercise price or conversion price. The Acquisition Notes are due March 31, 2010 and bear interest at the rate of 10% per annum. The balances of the Acquisition Notes are shown as current as of March 31, 2008, due to the fact that the Company had not made the required prepayments from the Quercus private placement equity closed on December 17, 2007. The Company is in the process of obtaining the minority shares and calculating the amounts owed, which will be approximately $250,000. The outstanding principal and accrued interest on the Acquisition Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share.

Second Quarter 2008 Compared to Second Quarter 2007

The Company recorded total operating revenue of $776 thousand and $108 thousand respectively for the quarters ended June 30, 2008 and 2007. Revenue increased by approximately $668 thousand due the CASTion acquisition, but expected revenues was not achieved due to the delay in the start of construction of the New York City ARP project. The Company had total operating expenses of $3.6 million and $1.3 million for the quarters ended June 30, 2008 and 2007 respectively. The increase of approximately $2.3 million in 2008 over 2007 was due to the increased expenses related to the recognition of expenses for options, warrants, professional fees and travel and entertainment. Management believes that, as a result of the acquisition of CASTion Corporation and the start of construction of the New York City Project, the Company’s consolidated operating results should improve throughout the balance of 2008.

Total assets decreased from $4.8 million on June 30, 2007 to $1.4 million on June 30, 2008. The decrease is a result from net operating loss offset somewhat by the private placement of debt and equity. Total cash decreased from $2.5 million to $265 thousand, and total accounts receivable, notes receivable and other current assets increased from $2.0 million at June 30, 2007 to $764 thousand on June 30, 2008. Current liabilities increased from $766 thousand on June 30, 2007 to $5.2 million on June 30, 2008 due to the increased activities of the Company and the issuance of convertible debt. $3.1 million of convertible notes are classified as current due to the fact that the Company had not made the required prepayments from the Quercus private placement equity closed on December 17, 2007. The Company plans to correct the default during the 2008. During the same period total equity decreased $6.4 million.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The Company recorded total operating revenue of $1.2 million and $182 thousand, respectively, for the six months ended June 30, 2008 and 2007. The increase in revenue resulted from the acquisition of CASTion and the continuation of the grant for the Company’s TIPS technology. The Company has total operating expenses of $5.3 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. The increase of approximately $3.2 million in 2007 over 2006 was due to the activity related to the acquisition of CASTion and the increased expenses related to the recognition of expenses for options, warrants and professional fees. The net loss of ($5.7 million) as of June 30, 2008 was an increase over the net loss of ($2.0 million) as of June 30, 2007. Management believes that, as a result of the acquisition of CASTion Corporation and the progress made on the New York City project, the Company’s consolidated operating results should improve throughout the remainder of 2008.

Recent Developments

In April 2005, the Company entered into an agreement with New York City for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during 2006 and the Company is in the process of entering into a new larger contract for a facility at the 26th Ward WPCP. The Company expects to receive final approval for its Engineering subcontractor and begin construction during 2008. If the operating results of the demonstration plant over the twelve month period after completion are successful, the Company expects to enter into a long-term agreement with the city of New York for this plant and possibly build additional plants.

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

Off-Balance Sheet Arrangements

During 2007, the Company executed a letter of credit with their local bank in lieu of posting a bond with the court to file the appeal for the Rock lawsuit. The letter of credit has no fees unless required to fund upon resolution of the appeal, which is expected to conclude during the second half of 2008. The letter of credit is for $428,000. The Company expensed and recorded a payable for the entire amount of the letter of credit during 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

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

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008. Specifically, we have determined that our internal controls as of June 30, 2008 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficient timely financial statements and required disclosures for review by the Audit Committee, and (iii) our contract administration and accounting procedures were deficient. Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with representatives of our independent public accountants, has hired an unrelated CPA to implement an on-going internal audit program and Rule 404 review procedures and intends to take corrective measures throughout the balance of 2008.

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

There have been no changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found for the Plaintiff on its breach of contract claim against the Company, awarding it $298,720.01 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007, the Company filed an appeal of the jury verdict on the breach of contract claim. During the second quarter the Appellate Court ruled against the Company on the breach of contract claim and for the Company on all of Rock Capital’s counterclaims. On July 15, 2008, the Company filed a petition for Motion to Rehear the Appeal on clarification of points the Company believes the Court did not consider in its ruling. The Company does not expect to get a ruling from the Court until the fourth quarter, but the Company has expensed and accrued the payable of approximately $428,000 for the maximum amount owed if it is unsuccessful in its appeal.

Item 1A. Risk Factors.

 Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, we issued to the persons and entities identified below the number of shares of our common stock set forth opposite their names, in transactions that were not registered under the Securities Act of 1933:

Date	Shareholder	Number of Shares
April 4, 2008	Robert S. Trump	1,146,036
April 29, 2008	Alliance Advisors, LLC	90,000
April 29, 2008	KWS Trust	50,000
April 29, 2008	Howard W. Carroll Trust	50,000
May 16, 2008	Kern Family Trust of 1995	20,384
June 2, 2008	Martin A. Roenigk	550,000
June 10, 2008	George R. Haines II and/or Elizabeth F. Haines	30,209
June 10, 2008	Security Equity Fund, Mid Cap Value Series	1,745,000
June 10, 2008	SBL Fund, Series V	1,130,000
June 10, 2008	Security Mid Cap Growth Fund	745,000
June 10, 2008	SBL Fund, Series J	1,380,000

The issuances to Alliance Advisors, KWS Trust and the Howard W. Carroll Trust were made in partial payment for consulting services rendered on our behalf.  Each of the other issuances identified above was made upon the conversion or exercise of a derivative security that we had previously issued in a private placement transaction exempt from registration under the Securities Act of 1933. The issuances identified above were made without registration in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 in that such issuances did not involve any public offering. Certain of the issuances were made upon conversion of outstanding shares of our Series A Preferred Stock, “cashless” exercises of outstanding warrants, or conversion of a convertible promissory note, and such issuances did not yield any proceeds. Certain other issuances were made upon exercise, for cash, of outstanding warrants. The aggregate $337,031.25 in proceeds from such issuances were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Acquisition Notes”) as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest on the Acquisition Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share. A valuation discount of $313,425 was computed on the Acquisition Notes based on an assumed fair market value interest rate of 10% compared to the stated rate of 6.5%. The valuation discount results in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date. The total debt discount of $626,607 will be amortized to interest expense over the stated term of the Acquisition Notes. At June 30, 2008, the balance of the discount was $417,738. The Acquisition Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Acquisition Notes in the event we issue additional shares of the Company’s common stock (or securities convertible into common stock) at a price per share less than the then-effective exercise price or conversion price.

The Notes are due March 31, 2010 and bear interest at the rate of 10% per annum. Interest on the Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. The Company rolled $90,167 of interest into principal on November 30, 2007. The balance of the Notes is technically in default and is shown in current liabilities as of June 30, 2008, due to the fact that the Company had not made the required prepayments from the Quercus private placement equity closed on December 17, 2007. The Company plans to correct the default prior to December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting in Boston, Massachusetts on June 26, 2008. At the Annual Meeting, the following matters were submitted to a vote of our stockholders.

1.	The election of two directors to serve on our Board of Directors for a term of three years until the 2011 Annual Meeting and until their respective successors are duly elected and qualified;

2.	Ratifying the appointment of Kemp & Company as our independent registered public accounting firm for the fiscal year ending December 31, 2008; and

3	Approving the ThermoEnergy Corporation 2008 Incentive Stock Plan.

The following votes were cast for the nominees named below or withheld as indicated:

Nominee	Votes For	Votes Withheld
Alexander G. Fassbender	32,863,446	2,485,138
Andrew T. Melton	33,113,423	2,235,161

Each of the nominees having received the requisite plurality of votes, each was elected a director.

The following votes were cast with respect to the proposal to ratify the appointment of Kemp & Company:

For	Against	Abstain
33,675,670	1,478,753	194,161

A majority of the votes having been cast for the proposal, the appointment of Kemp & Company as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified.

The following votes were cast with respect to the proposal to approve the ThermoEnergy Corporation 2008 Incentive Stock Plan:

For	Against	Abstain	Broker Non-Votes
25,185,210	1,808,731	800,895	7,553,748

A majority of the votes having been cast for the proposal, the ThermoEnergy Corporation 2008 Incentive Stock Plan was approved.

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

Date: August 15, 2008	THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and Chief Executive Officer