Form 10-Q
period 2008-09-30
THERMOENERGY CORP
filed 2008-11-19
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one)

Large Accelerated Filer   ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,009,568 shares of common stock as of September 30, 2008.

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3
		Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 (Unaudited)	4
		Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period ended January 1, 2007 through December 31, 2007 and the nine months ended September 30, 2008	5
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	6
		Consolidated Notes to Financial Statements (Unaudited)	7
	Item 2.	Management's Discussion and Analysis or Plan of Operation	18
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4.	Controls and Procedures	25
Part II.	Other Information
	Item 1.	Legal Proceedings	26
	Item 1A.	Risk Factors	26
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
	Item 3.	Defaults Upon Senior Securities	27
	Item 4.	Submission of Matters to a Vote of Security Holders	27
	Item 5.	Other Information	27
	Item 6.	Exhibits	28
Signature			28

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current Assets:
Cash	$871	$3,185
Accounts Receivable, net	199	260
Inventories	224	184
Other Current Assets	151	239
Total Current Assets	1,445	3,868

Property and Equipment, net of Accumluated Depreciation (2008 - $115; 2007 - $56)	300	322
Other Assets	182	5

Total Assets	$1,927	$4,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$26	$844
Short Term Notes Payable	198	679
Convertible Debt in Default	3,107	2,921
Deferred Revenue	139	458
Other Current Liabilities	1,459	1,552
Total Current Liabilities	4,929	6,454

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	271	304
Convertible Debt	1,155	512
Total Long Term Liabilities	1,426	816

Minority Interest in Subsidiary	(1,571)	(1,414)

Total Liabilities	4,784	5,856

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued and outstanding: 2008 - 208,334; 2007 - 5,301,670 shares	2	53

Common Stock, $.001 par value: authorized - 150,000,000 shares; issued: 2008 - 50,093,365 shares; 2007 - 40,817,516 shares; outstanding: 2008 - 50,009,568 shares; 2007 - 40,733,719 shares	50	40

Additional Paid-In Capital	57,905	50,794

Accumulated Deficit	(60,814)	(52,548)

Total Equity (Deficit)	(2,857)	(1,661)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,927	$4,195

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Income	$326	$594	$1,511	$1,704
Cost of Contract and Grant Income	395	383	1,529	1,609
Gross Operating Income (Loss)	(69)	211	(18)	95

Operating Expenses:
General and Administrative	626	3,332	2,680	3,821
Selling Expense	102	62	257	210
Option Expense	192	-	1,469	128
Warrant Expense	839	83	1,538	249
Professional Fees	218	257	992	903
Travel and Entertainment	179	93	539	350
Total Operating Expenses	2,156	3,827	7,475	5,661

Loss from Operations	(2,225)	(3,616)	(7,493)	(5,566)

Other Income (Expense):
Interest Income	-	85	16	9
Interest Expense	437	127	946	206
Total Other Income (Expense)	(437)	(42)	(930)	(197)

Net loss before minority interest in subsidiary	(2,662)	(3,658)	(8,423)	(5,763)
Minority interest in subsidiary	71	270	157	355

Net Loss	$(2,591)	$(3,388)	$(8,266)	$(5,408)

Per Common Share:
Loss from Operations	$(0.04)	$(0.11)	$(0.17)	$(0.20)
Net Loss	$(0.05)	$(0.10)	$(0.18)	$(0.20)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period Ended December 31, 2007 and the Nine Months Ended September 30, 2008 (Unaudited)
(in thousands)

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance (Deficit) January 1, 2007	23	6,198	29,863	(34,871)	1,213

Options issued to directors			904		904

Stock issued for services	-	-	52	-	52

Warrants issued for services			331		331

Converted Preferred Stock to Common Stock (897,001 shares at an
average price of $0.764 per share)	1	(686)	685		-

Issuance of Common Stock (1,238,095 at $0.42 per share)	1	-	519	-	520

Issuance of Common Stock from Cashless Exercise of Warrants, Various 2007, Issued 113,886 Shares	-	-	-	-	-

Issuance of Common Stock, June 2007, net of Issuance Costs of $99,721.17 (4,000,000 shares at $0.75 per share) and 2,000,000 warrants at a price equal to a 12 month average with a floor of $0.75 and a ceiling of $1.50 per share	4		2,896		2,900

Warrants and beneficial conversion option issued with Convertible Notes			944		944

Reincorporated in Delaware and reduced par value of preferred shares		(5,459)	5,459		-

Issuance of common stock (4,588,088 shares at $.50 per share) and common stock warrants for CASTion acquisition	5		4,163		4,168

Issuance of common stock, July 2007 (30,000 shares at $.99 per share)	-		30		30

Issuance of Common Stock, December 2007, net of Issuance Costs of $667,283.76 (6,666,667 shares at $0.75 per share) and 10,000,000 warrants at a price of $1.50 per share	6		4,326		4,332

Warrants Issued as Broker Compensation for Private Placement of Common Stock			622		622

Net Loss				(17,677)	(17,677)

Balance (Deficit) December 31, 2007	$40	$53	$50,794	$(52,548)	$(1,661)

Warrants issued for services			1,225		1,225

Issued 190,000 shares of Common Stock for Services			247		247

Cashless exercise of 4,662,639 warrants for 1,854,984 shares of Common Stock	2		(2)		-

Exercised 741,493 warrants for 741,493 shares of Common Stock (average price of $0.638 per share)	1		473		474

Stock grants issued to officers	1		278		279

Stock options issued to officers, directors and employees	-	-	1,469		1,469

Converted Preferred Stock to Common Stock (5,051,668 shares)	5	(51)	46		-

Convertible Note converted to Common Stock (1,146,036 shares at $0.50 per share)	1		572		573

Warrants and beneficial conversion feature issued with convertible notes			2,803		2,803

Net Loss				(8,266)	(8,266)

Balance (Deficit) September 30, 2008	$50	$2	$57,905	$(60,814)	$(2,857)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating Activities:
Net Loss	$(8,266)	$(2,020)

Items not requiring (providing) cash:
Options issued to officers, directors and employees	1,469	128
Warrants issued for services	1,225	166
Depreciation Expense	31	13
Loss on Disposal of Property and Equipment	105	-
Minority Interest In Subsidiary	(157)	-
Restricted Stock issued for services	247	11
Amortization of Discount on Convertible Debt	595	8

Changes in:
Accounts and Notes Receivable	61	(508)
Inventories	(40)	-
All Other Assets	71	40
Accounts Payable	(818)	62
Short Term Notes Payable	(220)	-
Deferred Revenue	(319)	-
Other Current Liabilities	285	(144)
Deferred Compensation Retirement Plan	(33)	(23)

Net Cash used in operating activities	(5,764)	(2,267)

Investing Activities:
Purchases of Property and Equipment	(114)	-

Net cash used in investing activities	(114)	-

Financing Activities:
Proceeds from issuance of Common Stock and Warrants	474	3,420
Proceeds from Convertible Debentures	3,250	750
Debt Issue Costs	(160)	750

Net cash provided by financing activities	3,564	4,920

Increase (Decrease) in cash	(2,314)	2,653
Cash, beginning of year	3,185	637
Cash, end of period	$871	$3,290

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

NOTE 2: LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be antidilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations was 45,130,128 and 27,628,661 shares for the nine-month periods ended September 30, 2008 and 2007, respectively, and 49,925,292 and 33,687,597 shares for the three-month periods ended September 30, 2008 and 2007, respectively.

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
September 30, 2008

NOTE 3: MANAGEMENT’S CONSIDERATION OF GOING CONCERN MATTERS (Continued)

Management is actively pursuing commercial contracts to produce fees from projects involving the Technologies. Also, convertible debt transactions, the sale of stock pursuant to a private placement, and a public offering are alternatives under consideration by management. Management also anticipates the funding of the final tranche of the Quercus Trust private placement.

NOTE 4: ISSUANCE OF COMMON STOCK, CONVERTIBLE PROMISSORY NOTES AND WARRANTS

During July 2008 we issued 761,158 shares of Common Stock to various shareholders on the exercise of outstanding warrants. Also, on July 15, 2008 additional warrants for 1,118,685 shares of Common Stock expired unexercised.

On March 7, 2008, Martin A. Roenigk, a member of our Board of Directors, exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement (the “Purchase Agreement”) between the Company and Mr. Roenigk dated March 23, 2007. The Company issued to Mr. Roenigk, at face value, its 5% Convertible Promissory Note due March 7, 2013 (the “Maturity Date”) in the principal amount of $750,000 (the “Note”). Mr. Roenigk may elect to convert the Note at any time into shares of common stock at a price of $0.50 per share. Interest on the outstanding principal amount is payable semi-annually, subject to our right, upon payment of a $2,500 deferral fee, to defer any scheduled interest payment until the Maturity Date. As further consideration to Mr. Roenigk, on March 7, 2008 the Company issued to him a six-year warrant (the “Warrant”) to purchase an aggregate of 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price (“VWAP”) per share of the Company’s common stock for the 356-day period immediately preceding the date on which the Warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and Warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and Warrant were sold for cash at an aggregate offering price of $750,000.

On August 12, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Robert S. Trump.

Pursuant to the Purchase Agreement, on August 12, 2008 we issued and sold to Mr. Trump, at face value, our 7.5% Convertible Promissory Note due December 31, 2008 (the “Maturity Date”) in the principal amount of $500,000 (the “Note”). Mr. Trump may elect to convert the Note at any time into shares of our common stock at a price of $0.75 per share (the “Conversion Price”), which represents a discount of approximately 28% off the market price for our common stock on August 12, 2008. At our election by written notice and upon payment of a deferral fee in an amount equal to 10% of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the Maturity Date, the Maturity Date may be extended to March 31, 2009. At our election, the Deferral Fee may be paid by adding the amount of the Deferral Fee to the principal amount of the Note. We may pay off the Note in full or in part at any time without prepayment penalty. In the event we have not paid off the Note in full by March 31, 2009, the full amount of principal, accrued interest and Deferral Fee (if such fee has been added to the Note’s principal amount) will convert into shares of our common stock at $0.75 per share. As further consideration to Mr. Trump, on August 12, 2008 we issued to him a warrant (the “Warrant”) to purchase one share of our common stock for each dollar invested by Mr. Trump in the purchase of our common stock or other convertible securities during the period from December 31, 2008 through December 31, 2011. The exercise price of the Warrant is $1.50 per share, which represents a premium of approximately 44% over the market price for our common stock on August 12, 2008. The Warrant expires on December 31, 2015, but includes a provision permitting us to accelerate the expiration date if at any time the market price for our common stock equals or exceeds 200% of the market price on August 12, 2008 ($1.04 per share) for a period of thirty consecutive trading days.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 4: ISSUANCE OF COMMON STOCK, CONVERTIBLE PROMISSORY NOTES AND WARRANTS (Continued)

We have agreed that, if we file a registration statement under the Securities Act covering the sale by us or by any other person of shares of our common stock, we will, at Mr. Trump’s request, include in such registration the shares issuable upon conversion of the Note and exercise of the Warrant.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $308,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $192,000, the intrinsic value of the conversion feature on that date. The total debt discount of $500,000 will be amortized to interest expense over the stated term of the Note.

On September 15, 2008, we entered into a Securities Purchase Agreement with The Quercus Trust (“Quercus”), pursuant to which we have agreed to issue to Quercus up to $7,500,000 face amount of our 10% Convertible Promissory Notes (“Notes”) and Common Stock Purchase Warrants (“Warrants”) entitling the holder to purchase up to 10,500,000 shares of our Common Stock.

Pursuant to the Agreement, at an initial closing on September 15, 2008, we issued and sold to Quercus, for an aggregate purchase price of $2,000,000, a Note, due September 30, 2013, in the original principal amount of $2,000,000 and a Warrant for the purchase of 3,000,000 shares of Common Stock.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 4: ISSUANCE OF COMMON STOCK, CONVERTIBLE PROMISSORY NOTES AND WARRANTS (Continued)

Quercus may elect to convert the Note at any time into shares of our common stock at a price of $0.75 per share (the “Conversion Price”), which represents a discount of approximately 6.25% off the closing price for our common stock on September 12, 2008. Interest on the Note is payable quarterly in arrears; at our election, all or any portion of the interest may be paid by the issuance of shares of our Common Stock valued at 90% of the volume weighted average trading price per share of our Common Stock for the ten trading days immediately preceding the respective interest payment date. We may not pre-pay the Note without the prior written consent of the holder.

The Warrant permits the holder to purchase, at any time on or before September 30, 2013, up to 3,000,000 shares of our Common Stock at a purchase price of $1.25 per share, which represents a premium of approximately 56.25% over the closing price for our common stock on September 12, 2008. The Warrant contains conventional anti-dilution provisions for the adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price per share less than $0.80 per share (the closing price for our common stock on September 12, 2008). The Warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

The Agreement provides that Quercus will purchase an additional Note (in form substantially identical to the Note issued at the initial closing) in the original principal amount of $5,000,000 and an additional Warrant (in form substantially identical to the Warrant issued at the initial closing) for the purchase of 7,500,000 shares of our Common Stock upon the satisfaction of certain conditions set forth in the Agreement.

Pursuant to the Agreement, we amended the Common Stock Purchase Warrant issued to Quercus on December 18, 2007 (the “2007 Warrant”) to reduce the exercise price of such warrant from $1.50 to $1.25 per share which resulted in the recording of $360,000 of general and administrative expense.

In the Agreement, we agreed to file one or more registration statements under the Securities Act of 1933 covering the resale by Quercus of the shares of our Common Stock issuable in payment of interest on the notes, upon conversion of the Notes or upon exercise of the Warrants. The registration rights provisions of the Agreement contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event the required registration statements are not filed or are not declared effective prior to deadlines set forth in the Agreement.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 4: ISSUANCE OF COMMON STOCK, CONVERTIBLE PROMISSORY NOTES AND WARRANTS (Continued)

The Agreement also grants to Quercus a right of first refusal to participate in any subsequent financing we undertake prior to the earlier of (i) the date on which we first report results of operations reflecting a positive cash flow in each of two successive fiscal quarters or (ii) September 15, 2010 (subject to certain conventional exceptions) in order to permit Quercus to maintain its fully-diluted ownership interest in our Common Stock.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $710,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $843,000, the intrinsic value of the conversion feature on that date. The total debt discount of $1,553,000 will be amortized to interest expense over the stated term of the Note.

For its services in connection with our sale of the Note and the Warrant to Quercus, we paid Merriman Curhan Ford & Co. a placement fee of $160,000 and issued to that firm a Warrant (in form substantially identical to the Warrant issued to Quercus) for the purchase of 453,334 shares of our Common Stock. The Warrant was issued to Merriman Curhan Ford & Co. in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

The Company recorded general and administrative expense of $166,056 in connection with the issuance of the Warrant.

NOTE 5: LEGAL MATTERS

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found the Plaintiff on its breach of contract claim against the Company, awarding it $298,720 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. During the second quarter the Appellate Court ruled against the Company on the breach of contract claim and for the company on all of Rock Capital’s counterclaims. On July 15, 2008, the Company filed a petition for Motion to Rehear on clarification of points the Company believes the Court did not consider in its ruling. The Appellate Court ruled against the Company and during September the Company paid the full amount of the judgment plus interest. The Company had previously expensed and accrued the payable of approximately $428,000 for the full amount owed.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 6: SEGMENTS

Due to the acquisition of CASTion during 2007, the Company has expanded its segment presentation to better reflect how results of operations are now evaluated and allocations of capital resources are determined. The Water Group segment represents revenue and costs related to the development and commercialization of patented water treatment technologies. The Energy Group segment represents revenue and costs related to the development and commercialization of patented clean energy technologies and includes our headquarters and related operations. The Energy Group segment allocates support costs to the Water Group segment on a percentage basis. The Company’s operations are currently conducted in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly. Segment data for the nine months ended September 30, 2007 and 2008 and for the three months ended September 30, 2007 and 2008 have been presented based on the segment presentation approach used for the year ended December 31, 2007.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Nine Months ended September 30, 2008
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$1,085	$-	$1,085
Grant revenue	-	426	426
Total operating income	1,085	426	1,511

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,446	83	1,529
General and administrative	3,868	343	4,211
Selling expenses	257	-	257
Total operating expenses	5,571	426	5,997

Segment operating loss	$(4,486)	$-	$(4,486))

Total assets	$1,927	$-	$1,927

Reconciliation to net loss:
Total segment operating loss			$(4,486))
Warrant and stock options			(3,007))
Minority interest			157
Other income (expense)			(930))

Net loss			$(8,266))

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Nine Months ended September 30, 2007
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$1,389	$-	$1,389
Grant revenue	-	315	315
Total operating income	1,389	315	1,704

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,518	91	1,609
General and administrative	4,850	224	5,074
Selling Expenses	210	-	210
Total operating expenses	6,578	315	6,893

Segment operating loss	$(5,189)	$-	$(5,189)

Total assets	$10,495	$-	$10,495

Reconciliation to net loss:
Total segment operating loss			$(5,189)
Warrant and stock options			(377)
Minority Interest			355
Other income (expense)			(197)

Net loss			$(5,408)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Three Months ended September 30, 2008
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$183	$-	$183
Grant revenue	-	143	143
Total operating income	183	143	326

Operating expenses:
Cost of wastewater treatment and recovery systems sales	377	18	395
General and administrative	898	125	1,023
Selling expenses	102	-	102
Total operating expenses	1,377	143	1,520

Segment operating loss	$(1,194)	$-	$(1,194))

Total assets	$1,927	$-	$1,927

Reconciliation to net loss:
Total segment operating loss			$(1,194))
Warrant and stock options			(1,031))
Minority interest			71
Other income (expense)			(437))

Net loss			$(2,591))

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 6: SEGMENTS (Continued)

For the Three Months ended September 30, 2007
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$460	$-	$460
Grant revenue	-	134	134
Total operating income	460	134	594

Operating expenses:
Cost of wastewater treatment and recovery systems sales	368	15	383
General and administrative	3,563	119	3,682
Selling expenses	62	-	62
Total operating expenses	3,993	134	4,127

Segment operating loss	$(3,533)	$-	$(3,533)

Total assets	$10,495	$-	$10,495

Reconciliation to net loss:
Total segment operating loss			$(3,533)
Warrant and stock options			(83)
Minority interest			270
Other income (expense)			(42)

Net loss			$(3,388)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 7: SUBSEQUENT EVENTS

The Company announced on April 29, 2008 the signing of a Memorandum of Understanding (“MOU”) with Babcock Power Inc. (“BPI”) of Danvers, Massachusetts leading to a formation of a joint effort to commercialize the ThermoEnergy Integrated Power System (“TIPS") technology. TIPS is the Company's zero air emission power plant design based on pressurized oxy-fuel combustion technology. TIPS converts coal, natural gas, oil and biomass into energy with near-zero air emissions, while capturing carbon dioxide in a liquid for sequestration. There is no guarantee that a joint venture will be consummated, but the Company believes that Babcock Power will be a very good partner for the development of TIPS. The MOU has been extended and the Company continues to negotiate with BPI and expect to enter into a joint venture before year end.

The Company acquired 90.3% of the outstanding capital stock of CASTion Corporation, a Massachusetts corporation (“CASTion”) on July 2, 2007, and as a result of that transaction CASTion became a subsidiary of the Company. The Company expects to complete the acquisition of the remaining outstanding shares of CASTion prior to year end, and CASTion will thereby become a wholly owned subsidiary of the Company.

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

Management believes that the acquisition of 90.3% of the outstanding stock of CASTion Corporation, a Massachusetts corporation (“CASTion”) on July 2, 2007, pursuant to which CASTion has become a subsidiary of the Company will give the Company the ability to raise additional financing and the resources to commercialize its Technologies. The Company will maintain the separate corporate existence of CASTion, and will operate it as the separate Water Division, until the Convertible Notes that were issued in partial payment of the purchase price have been paid in full. The Company has granted to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes.

Current Cash Requirements; Need for Additional Funds

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial customers. The following summary sets forth the Company’s plan of operations for the next 12 months.

The Company does not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months without raising additional funds. As of September 30, 2008, the Company had a cash balance of $871,000, accounts receivable, inventory and other current assets of $574,000 and current liabilities of $4,929,000. The current liabilities consisted partly of the $3.1 million convertible debt issued in the CASTion acquisition being classified as current due to a technical default. Management expects to correct the technical default by year-end 2008. During the fiscal years ended December 31, 2007, 2006 and 2005, the Company’s operating expenses were $17.9 million, $4.4 million, and $5.4, respectively. The 2007 operating expenses include charges of $0.9 million relating to stock options granted to directors and officers, $1.0 million relating to the issuance of warrants for services, debt financing and private placement of equity and $10.7 million relating to goodwill impairment from the CASTion acquisition. Management expects the benefits of the CASTion acquisition to be realized in the integration of the Water Technologies, and not from any financial gains realized from CASTion on its own. During the nine months ended September 30, 2008 and September 30, 2007, the Company’s operating expenses were $7.5 million and $5.7 million, respectively. The 2008 and 2007 operating expenses include general and administrative expense charges of $626,000 and $3.8 million respectively relating to the expense of the issuance of options to Officers and Directors, the issuance of warrants for services, and also (in 2007) the write down to Goodwill resulting from the acquisition of CASTion.

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

On September 15, 2008, the Company issued to The Quercus Trust (“Quercus”) a Convertible Promissory Note in the principal amount of $2,000,000, due September 30, 2013, and a Warrant for the purchase of 3,000,000 shares of Common Stock. Quercus may elect to convert the Note at any time into shares of our common stock at a price of $0.75 per share (the “Conversion Price”), which represents a discount of approximately 6.25% off the closing price for our common stock on September 12, 2008. Interest on the Note is payable quarterly in arrears; at our election, all or any portion of the interest may be paid by the issuance of shares of our Common Stock valued at 90% of the volume weighted average trading price per share of our Common Stock for the ten trading days immediately preceding the respective interest payment date. We may not pre-pay the Note without the prior written consent of the holder. The Warrant permits the holder to purchase, at any time on or before September 30, 2013, up to 3,000,000 shares of our Common Stock at a purchase price of $1.25 per share, which represents a premium of approximately 56.25% over the closing price for our common stock on September 12, 2008. The Warrant contains conventional anti-dilution provisions for the adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price per share less than $0.80 per share (the closing price for our common stock on September 12, 2008). The Warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

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

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share. The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event we issue additional shares of the Company’s common stock (or securities convertible into common stock) at a price per share less than the then-effective exercise price or conversion price. The Notes are due March 31, 2010 and bear interest at the rate of 10% per annum. The balance of the Notes are shown as current as of March 31, 2008, due to the fact that the Company had not made the required prepayments from the Quercus private placement equity closed on December 17, 2007. The Company is in the process of obtaining the minority shares and calculating the amounts owed, which will be approximately $250,000. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s common stock at the rate of $0.50 per share.

Third Quarter 2008 Compared to Third Quarter 2007

The Company recorded total operating revenue of $326,000 and $594,000 respectively for the quarters ended September 30, 2008 and 2007. The decrease in revenue resulted in the reduced sales of CASTion offset by the increase in revenue from the grant for the Company’s TIPS technology. The Company had total operating expenses of $2,156,000 and $3,827,000 for the quarters ended September 30, 2008 and 2007 respectively. The decrease of approximately $1,671,000 in 2008 over 2007 was due to the CASTion acquisition and a write off of $2,734,000 of Goodwill in 2007. General and Administration expenses were $626,000 and $3,332,000 respectively for the quarters ended September 30, 2008 and 2007 respectively. Warrant Expense was $839,000 and $83,000. Travel and entertainment expenses were $179,000 and $93,000 respectively for the quarters ended September 30, 2008 and 2007 respectively.

Total assets decreased from $4.2 million on December 31, 2007 to $1.9 million on September 30, 2008. The decrease is due to losses greater than expected from the CASTion acquisition, offset somewhat by the private placement of debt the Company accomplished during 2008. Total cash decreased from $3.2 million to $871,000, and total accounts receivable and other current assets decreased from $683,000 at December 31, 2007 to $574,000 on September 30, 2008. Current liabilities decreased from $5.9 million on December 31, 2007 to $4.8 million on September 30, 2008 due to the reduction in accounts payable, and payment of Short Term Notes Payable. During the same period total equity decreased $2.3 million.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The Company recorded total operating revenue of $1.5 million and $1.7 million, respectively, for the nine months ended September 30, 2008 and 2007. The decrease in revenue resulted from the CASTion acquisition and the increase in revenue from the grant for the Company’s TIPS technology and the delay in the ARP project at NYCDEP. The Company had total operating expenses of $7.5 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase of approximately $1.8 million in 2008 over 2007 was due to the CASTion acquisition and the increased expenses related to the recognition of expenses for options and warrants. Travel and entertainment expenses were $539,000 and $350,000, respectively, for the nine months ended September 30, 2008 and 2007. The net loss of $8.3 million as of September 30, 2008 was a large increase over the net loss of $5.4 million as of September 30, 2007. The increase resulted from the acquisition of CASTion and the associated expenses related to the issuance of options and warrants.

Recent Developments

In April 2005, the Company entered into an agreement with New York City (“NYCDEP”) for a 400,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”). The contract at the Bowery Bay WPCP was cancelled during September 2006 and the Company is in the process of entering into a new larger proposed contract for a facility at the 26th Ward WPCP. During the third quarter of 2008 the Company submitted the engineering drawings for a bigger system to the NYCDEP, and the Company anticipates receiving a contract or letter to proceed by year-end 2008. There is no guarantee that the Company will receive the new contract that has been proposed for approximately $25 million, and there is no guarantee that the Company will receive a long-term operating contract, but at this time Management believes that the Company will be successful in obtaining a long-term contract with NYCDEP. During November 2008, the Company further revised the design of the plant and now anticipates receiving a Phase One and Phase Two plant that could be considerable larger than the $25 million anticipated contract.

Research and Development

Research and development activity has been, and the Company expects that it will continue to be, an integral part of the Company’s business activity. The Company continues to conduct research and development in a number of areas including, testing various waste streams for potential clients, Chemcad and Aspen modeling for the TIPS process, centrate testing related to the Company’s New York City project and, in conjunction with CASTion’s engineers, ARP process flow modifications. The Company consolidated the Hudson laboratory with CASTion’s R&D laboratory in Worchester, Massachusetts during the third quarter 2008, and closed the Hudson office/laboratory.

Expected Changes in the Number of Employees

The Company foresees increases in the number of employees in the next 12 months, especially with the expected growth in business related from the acquisition of CASTion and the anticipated NYCDEP project. Upon completion of the anticipated increases, the Company expects to have approximately 37 employees.

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

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008. Specifically, we have determined that our internal controls as of September 30, 2008 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficient timely financial statements and required disclosures for review by the Audit Committee, and (iii) our contract administration and accounting procedures were deficient. Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with representatives of our independent public accountants, has hired an unrelated CPA to implement an on-going internal audit program and Rule 404 review procedures and intends to take corrective measures throughout the balance of 2008.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer ad Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at meeting their objectives in that our period-ending reporting process did not provide sufficiently timely financial statements and disclosures for review by the Audit Committee.

There have been no changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence. In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton. On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims. On February 9, 2007, in a 9 to 3 verdict, a jury found the Plaintiff on its breach of contract claim against the Company, awarding it $298,720 (which was the balance due under its three year consulting contract set to expire March 8, 2008). On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. During the second quarter the Appellate Court ruled against the Company on the breach of contract claim and for the company on all of Rock Capital’s counterclaims. On July 15, 2008, the Company filed a petition for Motion to Rehear on clarification of points the Company believes the Court did not consider in its ruling. The Appellate Court ruled against the Company and during September the Company paid the full amount of the judgment plus interest. The Company had previously expensed and accrued the payable of approximately $428,000 for the full amount owed.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, we issued to the persons and entities identified below the number of shares of our common stock set forth opposite their names, in transactions that were not registered under the Securities Act of 1933:

Date	Shareholder	Number of Shares
July 19, 2008	Security Equity Fund, Mid Cap Value Series	218,964
July 19, 2008	SBL Fund, Series V	141,793
July 19, 2008	Security Mid Cap Growth Fund	68,387
July 19, 2008	SBL Fund, Series J	135,519
July 21, 2008	Lagunitas Partners LP	95,940
July 21, 2008	Donaghy Sales Inc.	7,560
July 21, 2008	Gruber & McBaine International	7,560
July 21, 2008	Karl Mathies Trust	585
July 21, 2008	Jon D. and Linda W. Gruber Trust	33,435
July 21, 2008	Linsday Gruber Dunham	900
July 21, 2008	Jonathan Wyatt Gruber Trust	1,800
July 21, 2008	Gruber Family Foundation	13,545
July 21, 2008	J. Patterson McBaine	7,200
July 21, 2008	Jon D Gruber Bank of America Securities Custodian Rollover IRA	6,959
July 21, 2008	Lockheed Martin Corporation Master Retirement Trust	11,011
July 23, 2008	Enid Feinberg	3,239
August 22, 2008	Tyler Smith	10,000

Each of the issuances identified above was made upon the conversion or exercise of a derivative security that we had previously issued in a private placement transaction exempt from registration under the Securities Act of 1933. The issuances identified above were made without registration in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 in that such issuances did not involve any public offering. Because all of the issuances were made upon conversion of outstanding shares of our Series A Preferred Stock and “cashless” exercises of outstanding warrants, such issuances did not yield any proceeds to the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the quarter ended September 30, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following Exhibits are filed as part of this report:

Exhibit	Description
Number	Of Exhibit	Location
4.1	7.5% Convertible Promissory Note due December 31, 2008 issued pursuant to Securities Purchase Agreement dated as of August 12, 2008, between ThermoEnergy Corporation and Robert S. Trump	†

4.2	Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of August 12, 2008, between ThermoEnergy Corporation and Robert S. Trump	††

4.3	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement dated as of September 15, 2008 between ThermoEnergy Corporation and The Quercus Trust	†††

4.4	Form of 10% Convertible Promissory Note issued pursuant to the Securities Purchase Agreement dated as of September 15, 2008 between ThermoEnergy Corporation and The Quercus Trust	‡

4.5	Amendment No. 1 to Common Stock Purchase Warrant No. 2007-12-1	‡‡

10.1	Securities Purchase Agreement dated as of August 12, 2008, between ThermoEnergy Corporation and Robert S. Trump	‡‡‡

10.2	Securities Purchase Agreement dated as of September 15, 2008 between ThermoEnergy Corporation and The Quercus Trust	*

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	**

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	**

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	**

32.3	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	**

†	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008.
††	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 18, 2008.
†††	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2008.
‡	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2008.
‡‡	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 17, 2008.
‡‡‡	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2008.
*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 17, 2008.
**	Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008

THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and
Chief Executive Officer