Form 10-K
period 2008-12-31
THERMOENERGY CORP
filed 2009-10-08
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐     TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 33−46104−FW

THERMOENERGY CORPORATION
(Exact Name of Registrant as specified in its Charter)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check  mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒

The aggregate market value of the common stock held by non−affiliates of the registrant was $26,214,374 computed by reference to the closing price of the common stock on June 30, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class – Common Stock, $.001 par value                                                 Outstanding at June 30, 2009 - 53,538,510 shares

CAUTIONARY STATEMENT REGARDING
FORWARD–LOOKING INFORMATION

This annual report on Form 10−K contains statements that are considered forward−looking statements. Forward−looking statements give the current expectations of forecasts of future events of the Company. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward−looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward−looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities, and results of operations may be materially different from those set forth in the forward−looking statements. These forward−looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

Any or all of the forward−looking statements in this annual report may turn out to be inaccurate. The Company has based these forward−looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward−looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in Item 1A Risk Factors.

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

PART I

Item 1. Business

Overview

In this Annual Report on Form 10-K, we use the terms “Company,” “we,” “our,” and “us” to refer to ThermoEnergy Corporation and its subsidiaries.  The Company is a diversified technologies company engaged in the worldwide commercialization of patented and/or proprietary municipal and industrial wastewater treatment and power generation technologies. The Company was founded in 1988 and underwent a name change in December 1996. The Company is incorporated under the laws of the State of Delaware with its principle place of business in Little Rock, AR, with offices in Worcester, MA. and New York, NY. The Company has approximately 1,250 shareholders and has been a public company since 1992. The Company’s Common Stock, $0.001 par value per share (the “Common Stock”) has been publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) since September of 2000, under the symbol “TMEN.OB” until June 2, 2009 when we received from the Financial Industry Regulatory Authority a  Notice of Decision determining that our securities were not eligible for continued quotation on the OTCBB as a result of our failure to file and complete an annual report or quarterly report by the due date three times in the last twenty-four months.  Our Common Stock continues to trade on “pink slips” under the symbol “TMEN.PK”.

The wastewater treatment technologies are consolidated in our majority owned subsidiary, CASTion Corporation ("CASTion"), a Massachusetts corporation.. CASTion is a developer and manufacturer of innovative wastewater treatment and recovery systems to industrial and municipal clients. Our process systems  not only meet local, state and federal environmental regulations,  but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our patented and proprietary products are combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. Our wastewater treatment systems have applications in aerospace, food processing, metal finishing, pulp & paper, petrochemical, refineries, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.  From our 20,000 square foot  fabrication facility in Worcester, Massachusetts we assemble and ship our systems anywhere. Additional information on our water technologies can be found on CASTion’s website at www.castion.com.

The Company is also the majority owner of a patented clean energy technology known as the ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse. The TIPS technology   is consolidated in our majority owned subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”). The Company owns 85% of TEPS, Mr. Alexander Fassbender, Executive Vice President, Chief Technology Officer and Director owns 7.5% of TEPS, and the remaining 7.5% is owned by an unrelated third party.    On February 23, 2009, TEPS entered into a fifty-fifty (50/50) joint venture with Babcock Power, Inc. called Babcock-Thermo Carbon Capture, LLC ("BTCC") to commercialize the TIPS process.  BTCC received an exclusive worldwide license to the TIPS technology and BTCC is currently in the process of designing a zero-air emission / carbon capture 600 Mw TIPS fossil fuel power plant.

TIPS and the Water Technologies are collectively referred to as the “Technologies.” The economic and environmental matrix of the Company’s technologies represents a significant advancement in these key infrastructure industries.  Additional information on the Company and its technologies can be found on its website at www.thermoenergy.com and on CASTion’s website at www.castion.com.

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

CASTion’s CAST, R-CAST and Proprietary Water Technologies

Our patented Controlled Atmosphere Separation Technology (“CAST ” and “R-CAST”) systems can be utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated plant-wide recovery solution. The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent. The Zero-Liquid-Discharge (“ZLD”) program can recover nearly 100% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling at our customer’s facility. CAST concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. CASTion’s water technologies fall into three major categories: 1) Compliance Systems – designed to meet strict local and federal regulatory mandates; 2) Primary Recovery Systems – designed to treat the majority of an operations wastewater for reuse and concentrated the contaminants; and 3) Final Recovery Systems – designed to treat the remaining concentrated contaminants for disposal or additional processing to achieve zero liquid discharge. Systems integration is key to the success of any treatment or recovery project. While it is true that these technologies are “state-of-the-art”, the real value we deliver is as a turnkey solution provider.

ARP

The Ammonia Recovery Process, or ARP technology, is a non−thermal, absorption process which captures ammonia from dilute waste streams, converting it into ammonium sulfate, a commercial grade fertilizer, which can utilized in  agriculture markets worldwide. The ARP technology was proven in technology demonstration projects in conjunction with the Civil Engineering Research Foundation (CERF) and the City of New York in 1998, and during the EPA−sponsored demonstration at Colton, CA in 2000. The Company signed its first commercial contract for a 500,000 gallon per day ARP system for New York City’s Bowery Bay Water Pollution Control Plant (“WPCP”). That project was cancelled during 2006 and is currently being moved to the 26 th Ward WPCP on Jamaica Bay.  New York City filed a public notice of their intent to enter into a sole-source contract with ThermoEnergy on February 18, 2009.  On August 5, 2009 the New York City Office of Management and Budget formally approved the contract for the 1.2 million gallon per day ARP system for the 26th Ward WPCP in an amount not to exceed $29,450,000 for the design, construction and operation of the ARP facility.    Construction of the plant is expected to begin during 2009. This project is the first large−scale stand alone project ever implemented by the City of New York designed to prevent excess ammonia from flowing into  Jamaica Bay.

ARP is a patented physical/chemical process, comprised of various patented and/or proprietary components, designed to remove and recover ammonia from  aqueous waste streams. In large-scale field demonstration as well as laboratory tests, ARP has been proven to be a reliable, low−cost, environmentally effective method of treating wastewater discharge streams containing nitrogen in the form of ammonia. The ARP extracts ammonia out of  wastewater discharge streams from municipal, industrial  and livestock waste via chemisorption and converts it into standard, commercial−grade, ammonium sulfate fertilizer. The Company is targeting one such ammonia  stream called "centrate";  a liquid product resulting from centrifuging anaerobically digested sewage sludge or animal waste.  Ammonia concentrations found in centrate  ranges from approximately  300 to , 3,000 parts per million. . In advanced wastewater treatment plants where nitrogen is nitrified and denitrified, a portion of the nitrogen in the treatment plant is converted into nitrogen gas. Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered. In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

Once the anaerobically digested sludge is dewatered,  the organically bound nitrogen stays with the sludge solids while virtually all of the aqueous ammonia  stays with the water portion or centrate. This centrate is typically recycled to the front of the waste water treatment plant. ARP treats the centrate as a relatively concentrated ammonia stream, and returns a very low ammonia stream to the plant that is well below regulatory requirements. This reduction in the nitrogen load on the plant can increase the overall plant through−put by up to 30%. The removed and concentrated ammonia can thereafter be converted into ammonium sulfate, a commercial grade fertilizer. The primary markets for ARP are municipal and industrial wastewater treatment and  the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities.

The Company currently licenses one of its patented ARP technologies. the Ion Exchange ("IX"), from BMI. Under the terms of the agreement, dated December 30, 1997, as amended, the Company agrees to pay to BMI the greater of 5% of revenues received from customers using the BMI technology or $1.00 per 1,000 U.S. gallons processed by the invention. However, if the Company enters into a contract under which it or its sublicensee will design, build, own or operate a facility licensed under the agreement, the Company will pay to BMI, subject to certain adjustments, a lump sum of 5% of the cost of the installed equipment at the time of commissioning the facility. The agreement also provides that the Company will pay continuing royalties to BMI at a rate of 1.5% (one and one − half percent) of all revenues, excluding certain amortization, received from the customers for such operation; however not less than $0.02 (two cents) per pound of ammonia recovered in the operation. BMI may terminate the agreement with respect to a particular licensed territory (as described in the agreement) if the Company has not made sufficient sales to generate royalties to BMI of at least $25,000 per year in that particular territory. The Company has not generated such sales figures to date. The agreement expires upon the expiration of the patents for ARP technology, or at the discretion of BMI, if a contract is not in place to build a commercial facility to practice the ARP Technology within three years of the date of the agreement.   Second generation ARP process designs have not seen the need to incorporate IX as a component of the design, however, the Company does not preclude the possibility of utilizing BMI's IX technology in future applications.

Elements of the Ammonia Recovery Process relating to alkalinity recovery in municipal wastewater treatment plants is currently protected by a patent application held by Alexander Fassbender. The Company currently licenses the patent pending technology from Mr. Fassbender. Under the terms of the agreement with Mr. Fassbender, at the time when cumulative sales of the licensed products exceed $20 million, the Company agrees to pay to Mr. Fassbender 1% of the net sales thereafter (as defined in the agreement). The Agreement may be assigned or transferred by the Company with Mr. Fassbender’s consent, not to be unreasonably withheld.

ThermoFuel

The ThermoFuel Process ("TFP") is a renewable energy process that converts  digested or  waste activated sewage sludge (biosolids) into a high-energy fuel that can be converted into electricity for use on-site (or exported to the local power grid), or sold as a low-cost feedstock to third party industrial clients. This Technology is an upgrade of the Company “STORS” process, which, along with the Company’s ARP technology, was proven in a two-year, $3,000,000 large-scale demonstration project in Colton, CA  in 2000, which was sponsored and funded by the United States Environmental Protection Agency (“EPA”). The ThermoFuel process is a renewable energy process that provides a cost-effective solution for biosolids disposal for municipal wastewater treatment. ThermoFuel integrates advanced primary sludge digestion with hydrothermal treatment of waste activated sludge to expand the capacity of existing municipal wastewater facilities.  TFP  is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage tanks, ponds or lagoons, as is common  practice for municipal wastewater facilities. EQ Class A biosolids denotes the least health risk of human exposure to biosolids as defined in the 40 CFR Part 503 Risk Assessment study of the EPA. Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids that do not meet the required pathogen and vector attraction reduction requirements and as such pose a potential health risk in direct human contact. The high energy and low moisture content of the TFP  fuel make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns, and similar applications. The Company and Mr. Fassbender filed a patent application related to ThermoFuel (see − Sewage Treatment System below) in February 2003. The U.S. Patent & Trademark Office issued the Sewage Treatment System patent on March 17, 2005.  The ThermoFuel process is covered in the same license as enhanced biogas.

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

Power Technologies

In addition to its Water Technologies, the Company, along with its joint venture partner, Babcock Power, Inc., is developing a new advanced power plant design  that offers a cost−effective and environmentally responsible solution to both carbon capture and global warming. The power technology is described below:

TIPS

ThermoEnergy Integrated Power System, or 'TIPS' process, represents a novel thermodynamic approach in power plant design. Based on reliable oxyfuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of all by−products, including NOx, SOx, mercury, particulates, and carbon dioxide (“CO2 ”), which can then be used for sequestration or beneficial reuse. The key element that differentiates TIPS from conventional oxy−fuel designs is that combustion shifts the temperatures at which water, CO2, mercury and acid gases condense. Gas−to−liquid nucleate condensation physics is then used to collect and remove the pollutants, while CO2 is recovered as a liquid through direct condensation to reduce harmful air emissions of acid gases, mercury, soot and CO2. TIPS is well−suited for new construction and offers a cost−effective way to upgrade many existing coal−fired power plants to zero air emission/carbon capture status.

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

The Company previously completed large scale demonstration projects for ARP as well as other wastewater treatment technologies called NitRem/DSR and STORS, which the Company previously licensed from BMI, but that are now no longer used by the Company. Each of the demonstration projects was funded either by the United States government or by entities with which the Company has or had collaborative working relationships. The Company was not required to make capital contributions to any of these demonstration projects and has not received any revenues or generated any income from them, other than reimbursement for certain administrative and operating costs. These demonstration projects have allowed the Company to develop, demonstrate and improve the Technologies without having to finance them itself. From a competitive standpoint in the wastewater and sludge treatment markets, the Company believes that the ability to meet various state and federal environmental regulatory standards at lower capital requirements than traditional wastewater and sludge treatment solutions should make ARP, ThermoFuel, and Enhanced Biogas Treatment technologies an attractive alternative solution for municipalities and certain industrial applications. The Company continues to target  those markets where state or federal regulations have been enacted and are enforcing municipal and corporate compliance for nitrogen/ammonia, sewage sludge by-products, and other chemical compounds where the Company's technologies provides the most cost-effective and environmentally responsible solution.

The Company believes many of  these markets represent suitable opportunities for the Company to implement its primary business model of design, build, own and operate ("DBOO") wastewater facilities over a contracted period (anticipated by the Company to be a 10−20 year period).  Alternatively, the Company may license the Technologies to the client and then enter into an operation contract for municipal owned systems utilizing the Company’s Technologies over a similar time period. Under these arrangements, the Company would seek to generate revenues and profits from a per unit tolling fee on the volume of waste processed by the Company’s technologies, as well as from the projected sale of the commodity byproducts (e.g. the high-energy fuel generated by ThermoFuel or the ammonium sulfate generated by ARP), or selling the electricity and/or process steam produced using the high-energy fuel as a feedstock to the municipality or the local power grid.

As part of the Consolidated Appropriations Act of 2005 (the “Act”), the US Congress authorized an aggregate of $2.3 million for research and development projects. The Company has pursued funding under the Act that may help to further develop the TIPS process in conjunction with other entities, including the Texas Energy Center, the Alaska Energy Authority and the University of Nevada at Reno. The Company completed grant contracts totaling $544,000 with the University of Nevada, Reno and RDS, LLC (a prime contractor of the U.S. Department of Energy) during 2006. The Company subcontracted portions of the work on these grants to CANMET (Natural Resources − Canada), Reaction Systems Engineering, Ltd. (“RSE”), Kent, UK and Stone and Webster, Inc. The Company began an additional $1.4 million grant project with the Alaska Energy Authority during 2007. The Company  completeed this grant during the second quarter of 2009.  The technical data generated by this grant as well as the data from the two previous grants, is being utilized in the current effort by BTCC to design the initial TIPS demonstration plant.

Although the severe economic environment currently effecting the US, and world, economies causing the Company to recalibrate its business forecast for the third and fourth quarter of 2009, the Company still projects that revenues for 2009 will exceed those recorded in previous years.  However,  the Company still forecasts a significant net loss from operations for the year ending December 31, 2009 and there can be no assurances that the Company will not experience conditions requiring revisions of revenue projections for 2009 and beyond.

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

New York City Contract

The Company was awarded a $7,000,000 contract by New York City Department of Environmental Protection (“NYCDEP”) for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”) on June 13, 2005. The project encountered problems unrelated to the Company at the Bowery Bay WPCP and was cancelled in September 2006 until such time that NYCDEP could identify an alternative site. Subsequently the Company entered into negotiation with NYCDEP to enter into a new contract to move the project to the 26 th Ward WPCP,  situated on Jamaica Bay, in Brooklyn.  Due to process costs as well as plant operational variances between the Bowery Bay and 26th Ward plant WPCP, the ARP project was enlarged to process up to 1,200,000 gallons per day at a cost not to exceed $29,450,000.   The Company completed and submitted the redesign  for the larger plant during the fourth quarter of 2008.  NYCDEP accepted the preliminary design and subsequently filed a public notice of their intent to enter into a sole source contract with ThermoEnergy on February 18, 2009, for the 26th Ward ARP plant.    On August 5, 2009, NYC Office of Management and Budget approved the new $29,450,000 contract and the Company expects to formally sign  the new contract and begin construction of the facility during 2009.   The Company believes that, based upon the proposed terms of the ARP contract, the Company would be able to meet the operational requirements of the contract assuming that substantial additional financing from investors is obtained to meet the Company’s cash needs (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Discussion). If the 26 th Ward  ARP facility meets certain predetermined process and economic efficiencies, the Company intends to pursue additional contracts with New York City with respect to other facilities that will be needed by the city in order to meet the terms of a Consent Decree entered against the city in 2002 pursuant to which the city is required to develop a plan to upgrade the plants to meet specific ammonia discharge limits set out in the Consent Decree.

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

Recent Developments

On September 16, 2009, the Company and an investor group, consisting of Quercus, Empire Capital Partners, Robert S. Trump and the Focus Fund L.P., signed a term sheet for a Series B Convertible Preferred Stock financing, which if fully funded, would result in cash proceeds of $6,250,000 to the Company.  The term sheet provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.

In the first tranche funding of $1,680,000, the Company issued 8% Secured Convertible Promissory Notes on September 28, 2009 identical in form and substance to the Company’s 8% Secured Convertible Promissory Note issued to the Focus Fund L.P. on July 31, 2009, which was amended to provide for a conversion price of $.24 per share instead of $.30 per share and a maturity date of December 31, 2010.  In addition, the Company’s outstanding Convertible Promissory Notes payable to the investors in the original aggregate principal amount of $3,550,000 were amended to conform to the same terms as the 8% Secured Convertible Promissory Notes.  The security for all of the 8% Secured Convertible Promissory Notes is the Company’s 85% interest in ThermoEnergy Power Systems.

In the second tranche funding of $1,400,000, expected to occur on or before November 15, 2009, the Company will issue shares of Series B Convertible Preferred Stock at a price per share to be specified at that date.  Upon the closing of the second tranche funding, the outstanding principal and accrued interest on all of the 8% Secured Convertible Promissory Notes will convert automatically into shares of the Company’s Series B Convertible Preferred Stock at the price per share at which such Preferred Stock will be issued.  Each share of Series B Convertible Preferred Stock will be convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock.  Except with respect to the election of the Board of Directors, holders of Series B Convertible Preferred Stock will vote on an as-converted basis together with the Common Stock holders on all matters.  The term sheet provides that the Company’s Board of Directors will consist of seven members.  Four Directors will be elected by holders of the Company’s Series B Convertible Preferred Stock (three to be designated by Quercus and one by Robert S. Trump) and three Directors will be elected by the holders of the Company’s Common Stock.

If the events specified in the term sheet occur, in the third tranche funding of $1,800,000 and the fourth tranche funding of $1,400,000, the Company will issue shares of Series B Convertible Preferred Stock.

Common Stock warrants with an aggregate exercise price equal to 200% of the principal amount invested will be issued to the investors at the closing of each tranche.  The warrants will expire in five years and provide for an exercise price of $.50 per share.

The term sheet also provides, among other things, for the following:  (i) the reduction of the exercise price to $.50 for the Company’s outstanding warrants held by the investors which have an exercise price greater than $.50 and were issued in conjunction with convertible notes which were amended in accordance with the term sheet; (ii) the dismissal of the litigation filed by Quercus against the Company; (iii)  the execution by the Company and the investors of mutual general releases of all prior claims (whether or not yet asserted); (iv) the removal of the registration payment arrangements with Quercus; (v) the employment of a new Chief Executive Officer and Chief Financial Officer; and (vi) the termination of all existing employment agreements with the Company’s executive officers.

On September 28, 2009, the litigation filed in Arkansas against the Company was dismissed. On September 30, 2009, the litigation filed in Delaware against the Company was dismissed.  See Note 14 of Notes to Consolidated Financial Statements for additional information.

In addition to the recent developments discussed in this Item 1, see Notes 13 and 14 of Notes to Consolidated Financial Statements included elsewhere herein for additional recent developments that have had a significant impact on the Company’s business.

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

Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although BMI did not conduct any research and development activities in 2005, 2006 or 2007. The Company  conducts research and development activities as it relates to product improvement on several of its key water/wastewater process systems in its laboratory located in its Worcester (MA) facility.  License expenditures for the Company were $40,000 for the years ended December 31, 2008, 2007 and 2006, based upon a minimum royalty schedule. The Company expects future annual minimum royalty payments to BMI to be $40,000, due to the cancellation by the Company of the STORS, NitRem and DSR license agreements.

Employees

As of June 30, 2009, the Company had nineteen full-time employees, located primarily in the Worcester, MA   fabrication facility, and the corporate office in Little Rock, AR. Dennis C. Cossey, Chairman and Chief Executive Officer, Shawn R. Hughes, President and Chief Operating Officer, and Andrew T. Melton, Executive Vice President and Chief Financial Officer have employment contracts that extend for five years.  Mr. Melton resigned on August 3, 2009 following a vote by the Board of Directors to terminate his employment for cause (see Item 9A. Controls and Procedures and Note 13 of Notes to the Consolidated Financial Statements for additional discussion of this matter).  Mr. Arthur S, Reynolds, a member of the Company’s Board of Directors, was appointed as Interim Chief Financial Officer.  Alexander G. Fassbender, Executive Vice President and Chief Technology Officer has an employment contract that extends for three years.

As more fully described in Note 14 of Notes to Consolidated Financial Statements, the Company’s employment contracts with its executive officers will be terminated in connection with the Series B Convertible Preferred Stock financing contemplated by the term sheet dated September 16, 2009 between the Company and an investor group.  The agreements will be replaced with new contracts with revised salary amounts and severance provisions.

All of the officers and engineers have agreements with the Company prohibiting them from distributing the Company’s proprietary information and prohibiting them, for a period of one year after termination of employment, from competing with the Company or soliciting its customers or employees. The employees are not represented by any labor union. The Company believes that relations are satisfactory with each current employee.

Competition

The Company’s Technologies are intended to enable the wastewater treatment and power generation industries to comply with state and federal clean water and clean air regulatory requirements in the United States. The Company believes that these industries are dominated by process methods developed in the 1940s and 1950s, with only minor improvements since that time.   It is the Company's belief that local, state and federal regulatory developments over the past 25 years have rendered the majority of these conventional process methods ineffective in meeting  today's new regulatory mandates, especially as they relate to green house gas ("GHG") reduction. Yet, conventional wisdom continues to enable these technologies  to compete with the Company’s Technologies for share of the wastewater treatment market. Competitive factors affecting the Company include entrenchment and familiarity of the older technologies within the Company’s target markets. Likewise, individuals with purchasing authority within the Company’s target markets are not as familiar with the Company’s Technologies and may be hesitant to adopt the Technologies in their municipal or corporate  facilities. Plant operators have attempted to meet the regulatory requirements by optimizing existing process methods, rather than adopting new technologies, including the Company’s technologies. The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new or developing companies. The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise the Company’s principal competition. The Company believes that more stringent State and Federal clean water mandates, as well as admenments to previously enacted clean water regulations (see Government Regulatiron, below) have rendered many conventional technologies ineffective, either from an economic or process efficiency standpoint,  in meeting these   new  regulatory challenges,   thereby creating opportunities for its Technologies. However, there can be no assurance that there will not be additional competitors in the future or that such competitors will not develop technologies that are superior to those of the Company.

Government Regulation

There are federal, state and local statutes and regulations which implement a range of programs to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills, the Ocean Dumping Ban Act, and the Clean Water and Watershed Restoration Initiative. The regulations established under these plans are intended to improve existing water quality programs. In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost−effective methods of treatment of wastewater.

The Company believes that the new Obama Administration's philosophy relating to environmental issues relevant to  clean air and clean water regulations are   far more favorable toward both implementation and enforcement than the last Administration.  Management believes that current leaders in both the House of Representatives and the Seante are also far more favorable to environmental issues and as such will result in the passage of  new laws relevant to clean air and clean water, as well as increased enforcement of existing regulatory requirements by the US EPA and US Department of Justive.  Management believes that should these efforts be successful these efforts it  would create additional opportunities for the Company to market the Technologies.

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

The Company’s Technologies also could be attractive in the global marketplace, where some clean water and clean air regulations of some countries are more stringent than those in effect in the United States. The marketability of the TIPS technology was significantly expanded with the recent ratification of the Kyoto Protocol by 141 nations, which took effect in February of 2005. As the Kyoto Protocol emission reductions are phased in through 2012,  many older coal−fired power plants will be among the first affected by the new regulations. Many of these plants utilize boiler designs 20 years old or more, making any upgrade using conventional combustion technology highly improbable. Collectively, these plants represent an enormous sunk−cost for utilities and industry, creating an ideal for any new retrofit technology that could potentially be required to keep these plants operational., While there are a number of post-combution carbon capture technologies currently under development,  management is unaware of any other  primary combustion technology currently available or nearing commercial  deployment capable . achieving zero air emission as well as capturing >95% of carbon dioxide.  There can be no assurance, however, that a competing technology or technologies will not be developed in the future, or that the passage of more stringent clean air requirements  will result in the Company’s Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Item 1A.  Risk Factors

Going Concern

The independent auditor of the Company, in its report for the fiscal year ended December 31, 2008, issued a “going concern” opinion regarding the Company, stating that there is a substantial doubt that the Company can continue as a going concern, the Company’s net losses since inception and the need for substantial capital to continue commercialization of the Technologies and to fund the Company’s substantial liabilities at December 31, 2008, which included approximately $2,022,000 of payroll tax liabilities, $3,478,000 of convertible debt securities in default and $3,334,000 of contingent liability reserves.

Need for Additional Capital

At December 31, 2008, the Company did not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of December 31, 2008, the Company had a cash balance of approximately $115,000 and current liabilities of approximately $10.9 million, which consisted primarily of convertible debt in default of $3,478,000 (net of $313,000 of debt discounts), contingent liability reserves of $3,334,000 and unpaid payroll taxes of $2,022,000.

Due to the Company’ financial condition and to the significant uncertainties resulting from the actions of the Company’s former CFO regarding unpaid payroll taxes and related matters (see Note 13 of Notes the Consolidated Financial Statements), there are can be no assurance that the Company will be able to obtain the capital funds that will be needed for the Company to continue it operations.  Furthermore, the Company is at risk that creditors could put the Company into bankruptcy proceedings if additional funding is not obtained.

Effect of Recent Events on the Company’s Liquidity

Recent events have had a significant adverse effect on the Company’s liquidity.  The Company’s former CFO’s actions involving payroll tax matters resulted in an accrual during the fourth quarter of an additional $1,064,000 of payroll taxes (resulting in total unpaid payroll taxes of $2,022,000) and $2,105,000 of estimated interest and penalties for late filing of the tax returns and nonpayment of the payroll taxes (see Note 13 of Notes to Consolidated Financial Statements for further information regarding payroll tax matters).

The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the CFO, the Company may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  The Company cannot predict what, if any, actions may be taken by the tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

Lack of Operating History; Accumulated Deficits

Although the Company has been notified and the City of New York has publicly announced their intent to enter into a commercial ARP facility with the City of New York, it has not yet formally entered into a commercial contract with NYCDEP. Neither has the Company entered into a strategic relationship with a third party that has the resources to commercially exploit its Technologies. Since its inception, the Company has generated negligible income from operations and has an accumulated deficit of approximately $68 million as of December 31, 2008. Even if the contract with New York City is completed, there can be no assurance that the Company will be able to successfully implement future contracts for its Technologies.

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

Lack of Liquidity

On June 2, 2009, we received from the Financial Industry Regulatory Authority a  Notice of Decision determining that our securities were not eligible for continued quotation on the OTC Bulletin Board as a result of our failure to file an annual report or quarterly report by the due date three times in the last twenty-four months.  Our common stock continues to trade on “pink slips” under the symbol “TMEN.PK”. Pink sheet trading provides significantly less liquidity than if the Common Stock were listed on a securities exchange (e.g., the New York Stock Exchange or NASDAQ) and may provide little or no liquidity for the Company’s shareholders. Purchasers of shares of Common Stock may find it difficult to resell their shares at prices quoted in the market. There is currently a limited volume of trading in the Company’s Common Stock. The Company cannot predict when or whether investor interest in its Common Stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The Company is Dependent upon Its Ability to Attract and Retain Key Personnel

The Company will need to add additional skilled personnel in order to execute its business plan.  There can be no assurance that the Company will be able to attract and retain the qualified personnel needed for its business.

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

We Do Not Know if TIPS is Commercially Viable

The Company has developed TIPS mostly from funding from federal grants, and recently completed the approximately $1.5 million federal government grant sponsored by the U.S. Environmental Protection Agency and administered through the Alaska Energy Authority.  The Company cannot predict the acceptability of TIPS within its target markets.

Our Stock Price has been Volatile, and Your Investment in our Common Stock Could Suffer a Decline in Value

An investment in our Common Stock is risky, and stockholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our Common Stock has been extremely volatile since it began trading in 2000.  We expect our Common Stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our actual operating performance. Volatility in the market price of shares may prevent investors from being able to sell their shares of Common Stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

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

Item 3.  Legal Proceedings

During August 2006, Rock Capital LLC, a former consultant to the Company, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas, against the Company and personally against Dennis Cossey, the Company’s CEO, and Andrew Melton, the Company’s CFO, alleging breach of contract, slander, fraud in the inducement, fraud, and negligence.  In October 2006, the Plaintiff voluntarily withdrew its slander claims against the Company and Messrs. Cossey and Melton.  On February 2, 2007 the Court granted Messrs. Cossey and Melton’s Motion for Summary Judgment thereby dismissing with prejudice the Plaintiff’s claims against them individually on the fraud in the inducement, fraud and negligence claims.  On February 9, 2007, in a 9 to 3 verdict, a jury found the Plaintiff on its breach of contract claim against the Company, awarding it $298,720 (which was the balance due under its three year consulting contract set to expire March 8, 2008).  On April 13, 2007 the Company filed an appeal of the jury verdict on the breach of contract claim. During the second quarter 2008 the Appellate Court ruled against the Company on the breach of contract claim and for the company on all of Rock Capital’s counterclaims.  On July 15, 2008, the Company filed a petition for Motion to Rehear on clarification of points the Company believes the Court did not consider in its ruling.  The Appellate Court ruled against the Company and during September 2008 the Company paid the full amount of the judgment plus interest.  The Company had previously expensed and accrued the payable of approximately $428,000 for the full amount owed.

On April 6, 2009, David Gelbaum, as Trustee of The Quercus Trust (“Quercus”) brought an action in the Delaware Chancery Court against the Company to enforce the provisions of the Securities Purchase Agreement between Quercus and the Company dated December 18, 2007 (the “Delaware Complaint”).  The Delaware complaint seeks specific enforcement of the Company’s “shelf” registration obligation with respect to the shares of common stock issued or issuable to Quercus pursuant to such agreement and the payment of liquidation damages for the failure to register the securities.  Mr. Gelbaum served as a Director of the Company from September 10, 2008 until his resignation on January 22, 2009.

On April 29, 2009, Quercus brought an action in the United States District Court for the Eastern District of Arkansas against the Company (the “Arkansas Complaint’) to enforce the provisions of the 2008 Agreement for the $2,000,000 Convertible Note. The Arkansas Complaint alleges that, as a result of the events of default, the Note is now due and payable and seeks judgment in the amount of the Note (plus costs of collection).  The Arkansas Complaint also alleges that we have breached our shelf registration obligation with respect to the shares of our Common Stock issuable upon conversion of the Note or upon exercise of the warrant issued to Quercus pursuant to the 2008 Agreement and seeks liquidated damages for the failure to register such shares.

On September 28, 2009, the Arkansas Complaint was desimised.  On September 30, 2009, the Delaware Complaint was dismissed, see Note 14 of Notes to Consolidated Financial Statement for additional information.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issueer Purchases of Equity Securities

Market Information

The Common Stock was traded on the OTC Bulletin Board. The stock symbol was TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey 07016.  On June 2, 2009 we received from the Financial Industry Regulatory Authority a  Notice of Decision determining that our securities were not eligible for continued quotation on the OTC Bulletion Board as a result of our failure to file and complete an annual report or quarterly report by the due date three times in the last twenty-four months.  Our common stock continues to trade on “pink slips” under the symbol “TMEN.PK”.

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

BID INFORMATION

	HIGH	LOW

2007
First Quarter	$0.72	$0.25
Second Quarter	$1.95	$0.55
Third Quarter	$1.80	$0.70
Fourth Quarter	$1.27	$0.81

2008
First Quarter	$1.08	$0.64
Second Quarter	$1.55	$0.87
Third Quarter	$1.15	$0.53
Fourth Quarter	$0.68	$0.45

Holders

The Certificate of Incorporation of the Company authorize capital stock consisting of one hundred and seventy million (170,000,000) shares, of which one hundred and fifty million (150,000,000) shares shall be Common Stock, par value $0.001 per share, and twenty million (20,000,000) shares shall be Preferred Stock, par value $0.01 per share. Of the authorized Preferred Stock, ten million (10,000,000) shares shall be designated “Series A Convertible Preferred Stock”, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2008, the Company had 50,247,537 shares of Common Stock issued and 50,163,740 shares outstanding, held by approximately 1,250 shareholders of record, and 208,334 shares of Preferred Stock issued and outstanding, held by one shareholder of record. As of June 30, 2009, the Company had 53,622,307 shares of Common Stock issued and 53,538,510 shares outstanding, and 208,334 shares of Preferred Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On December 22, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Robert S. Trump.  Pursuant to the Purchase Agreement, on December 22, 2008 we issued and sold to Mr. Trump, at face value, our 7.5% Convertible Promissory Note due March 31, 2009 (the “Maturity Date”) in the principal amount of $500,000 (the “Note”). Mr. Trump may elect to convert the Note at any time into shares of our common stock at a price of $0.75 per share (the “Conversion Price”), which represents a premium of approximately 44% to the market price for our Common Stock on December 22, 2008. At our election by written notice and upon payment of a deferral fee in an amount equal to 10% of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the Maturity Date, the Maturity Date may be extended to June 30, 2009. At our election, the Deferral Fee may be paid by adding the amount of the Deferral Fee to the principal amount of the Note. We may pay off the Note in full or in part at any time without prepayment penalty. As further consideration to Mr. Trump, on December 22, 2008 we issued to him a warrant (the “Warrant”) to purchase one million shares of our Common Stock during the period from December 31, 2008 through December 31, 2011. The exercise price of the Warrant is $1.25 per share, which represents a premium of approximately 140% over the market price for our Common Stock on December 22, 2008. The Warrant expires on December 31, 2015, but includes a provision permitting us to accelerate the expiration date if at any time the market price for our Common Stock equals or exceeds 200% of the market price on December 22, 2008 ($1.04 per share) for a period of thirty consecutive trading days.  We have agreed that, if we file a registration statement under the Securities Act covering the sale by us or by any other person of shares of our Common Stock, we will, at Mr. Trump’s request, include in such registration the shares issuable upon conversion of the Note and exercise of the Warrant.  The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $185,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $33,000, the intrinsic value of the conversion feature on that date. The total debt discount of $218,000 is amortized to interest expense over the stated term of the Note.

On September 15, 2008, we entered into a Securities Purchase Agreement with The Quercus Trust (“Quercus”), pursuant to which we have agreed to issue to Quercus up to $7,000,000 face amount of our 10% Convertible Promissory Notes (“Notes”) and Common Stock Purchase Warrants (“Warrants”) entitling the holder to purchase up to 14,000,000 shares of our Common Stock.  Pursuant to the Agreement, at an initial closing on September 15, 2008, we issued and sold to Quercus, for an aggregate purchase price of $2,000,000, a Note, due September 30, 2013, in the original principal amount of $2,000,000 and a Warrant for the purchase of 4,000,000 shares of Common Stock.  Quercus may elect to convert the Note at any time into shares of our common stock at a price of $0.75 per share (the “Conversion Price”), which represents a discount of approximately 6.25% off the closing price for our common stock on September 12, 2008. Interest on the Note is payable quarterly in arrears; at our election, all or any portion of the interest may be paid by the issuance of shares of our Common Stock valued at 90% of the volume weighted average trading price per share of our Common Stock for the ten trading days immediately preceding the respective interest payment date. We may not pre-pay the Note without the prior written consent of the holder.  The Warrant permits the holder to purchase, at any time on or before September 30, 2013, up to 4,000,000 shares of our Common Stock at a purchase price of $1.25 per share, which represents a premium of approximately 56.25% over the closing price for our common stock on September 12, 2008. The Warrant contains conventional anti-dilution provisions for the adjustment of the exercise price in the event we issue additional shares of our Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than $0.80 per share (the closing price for our Common Stock on September 12, 2008). The Warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.  The Agreement provides that Quercus will purchase an additional Note (in form substantially identical to the Note issued at the initial closing) in the original principal amount of $5,000,000 and an additional Warrant (in form substantially identical to the Warrant issued at the initial closing) for the purchase of 10,000,000 shares of our Common Stock upon the satisfaction of certain conditions set forth in the Agreement.

Pursuant to the Agreement, we amended the Common Stock Purchase Warrant issued to Quercus on December 18, 2007 (the “2007 Warrant”) to reduce the exercise price of such warrant from $1.50 to $1.25 per share.  In the Agreement, we agreed to file one or more registration statements under the Securities Act of 1933 covering the resale by Quercus of the shares of our Common Stock issuable in payment of interest on the notes, upon conversion of the Notes or upon exercise of the Warrants. The registration rights provisions of the Agreement contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event the required registration statements are not filed or are not declared effective prior to deadlines set forth in the Agreement.  The Agreement also grants to Quercus a right of first refusal to participate in any subsequent financing we undertake prior to the earlier of (i) the date on which we first report results of operations reflecting a positive cash flow in each of two successive fiscal quarters or (ii) September 15, 2010 (subject to certain conventional exceptions) in order to permit Quercus to maintain its fully-diluted ownership interest in our Common Stock.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $846,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $987,000, the intrinsic value of the conversion feature on that date. The total debt discount of $1,833,000 is amortized to interest expense over the stated term of the Note.  For its services in connection with our sale of the Note and the Warrant to Quercus, we paid Merriman Curhan Ford & Co. a placement fee of $160,000 and issued to that firm a Warrant (in form substantially identical to the Warrant issued to Quercus) for the purchase of 453,334 shares of our Common Stock.  The Warrant was issued to Merriman Curhan Ford & Co. in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.  The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model of $166,000 on a relative fair value basis.

On August 12, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Robert S. Trump.  Pursuant to the Purchase Agreement, on August 12, 2008 we issued and sold to Mr. Trump, at face value, our 7.5% Convertible Promissory Note due December 31, 2008 (the “Maturity Date”) in the principal amount of $500,000 (the “Note”). Mr. Trump may elect to convert the Note at any time into shares of our Common Stock at a price of $0.75 per share (the “Conversion Price”), which represents a discount of approximately 28% off the market price for our Common Stock on August 12, 2008. At our election by written notice and upon payment of a deferral fee in an amount equal to 10% of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the Maturity Date, the Maturity Date may be extended to March 31, 2009. At our election, the Deferral Fee may be paid by adding the amount of the Deferral Fee to the principal amount of the Note. We may pay off the Note in full or in part at any time without prepayment penalty. In the event we have not paid off the Note in full by March 31, 2009, the full amount of principal, accrued interest and Deferral Fee (if such fee has been added to the Note’s principal amount) will convert into shares of our Common Stock at $0.75 per share. As further consideration to Mr. Trump, on August 12, 2008 we issued to him a warrant (the “Warrant”) to purchase one share of our Common Stock for each dollar invested by Mr. Trump in the purchase of our Common Stock or other convertible securities during the period from December 31, 2008 through December 31, 2011.  The exercise price of the Warrant is $1.50 per share, which represents a premium of approximately 44% over the market price for our Common Stock on August 12, 2008. The Warrant expires on December 31, 2015, but includes a provision permitting us to accelerate the expiration date if at any time the market price for our Common Stock equals or exceeds 200% of the market price on August 12, 2008 ($1.04 per share) for a period of thirty consecutive trading days.  We have agreed that, if we file a registration statement under the Securities Act covering the sale by us or by any other person of shares of our Common Stock, we will, at Mr. Trump’s request, include in such registration the shares issuable upon conversion of the Note and exercise of the Warrant.  The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $192,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $308,000, the intrinsic value of the conversion feature on that date. The total debt discount of $500,000 is amortized to interest expense over the stated term of the Note.

On March 7, 2008, Mr. Martin A. Roenigk, a member of the Company’s Board of Directors, exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 23, 2007. The Company issued to Mr. Roenigk, at face value, its 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. Mr. Roenigk may elect to convert the Note at any time into shares of Common Stock at a price of $0.50 per share. Interest on the outstanding principal amount is payable semi-annually, subject to our right, upon payment of a $2,500 deferral fee, to defer any scheduled interest payment until the maturity date.  As of December 31, 2008, the Company had added $19,063 interest to the principal of the Note.

As further consideration to Mr. Roenigk, on March 7, 2008 the Company issued to him a six-year warrant to purchase an aggregate of 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price per share of the Company’s Common Stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and warrant were sold for cash at an aggregate offering price of $750,000. No broker or placement agents were involved in the offering of such securities.

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $321,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $429,000, the intrinsic value of the conversion feature on that date. The total debt discount of $750,000 is amortized to interest expense over the stated term of the Note.

 On December 18, 2007 the Company issued 6,666,667 shares of Common Stock to Quercus for $5,000,000 net of issuance cost of $667,284, and a warrant for the purchase of 10,000,000 shares of Common Stock. The warrant permits the holder to purchase, at any time on or before December 31, 2012, up to 10,000,000 shares of our Common Stock at a purchase price of $1.50 per share, which was subsequently reduced to $1.25 per share (see Note 4). The warrant contains conventional anti-dilution provisions for the adjustment of the exercise price in the event we issue additional shares of our Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than the then-effective exercise price. The warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

On August 23, 2007, the Company entered into financing agreements with two existing shareholders (the “Holders”) that consisted of the Company issuing $1,000,000 of 7.5% convertible debt maturing on December 31, 2007 (the “Notes”). At the election of the Borrower by written notice to the Holders (a “Deferral Notice”) and payment to the Holders of a deferral fee in the amount equal to ten percent (10%) of the principal amount then outstanding (the “Deferral Fee”) no later than five business days after the Maturity Date, the Maturity Date may be extended to March 31, 2008. At the election of the Borrower, the Deferral Fee may be paid by adding such amount of the Deferral Fee to the principal amount of the Notes. The Company may pay off the Notes in full or in part at any time without any prepayment penalties. In the event that the Company has not paid off these Notes in full with interest and penalty by March 31, 2008, the full amount of principal, accrued interest and penalty will convert to restricted Common Stock at $0.50 per share. In addition to the interest on the Notes, the Company granted to the Holders a Warrant to purchase 1,000,000 shares of Common Stock for an exercise price of $0.75 per share. One of the $500,000 notes was repaid on December 23, 2007, and the second note payable to shareholder, Robert S. Trump, was extended until March 31, 2008. The Company paid a 10% fee to extend the maturity of the note.

On July 2, 2007, the Company entered into an Agreement for the Purchase and Sale of Securities with CASTion and six investment funds (the “Funds”), pursuant to which the Company issued an aggregate of 4,588,088 shares of the Company’s Common Stock, Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”), and six-year Common Stock Purchase Warrants for the purchase of an aggregate of 4,569,925 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Warrants”). The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s Common Stock at the rate of $0.50 per share. The Warrants and the Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the exercise price of the Warrants and the conversion price of the Notes in the event we issue additional shares of the Company’s Common Stock (or securities convertible into Common Stock) at a price per share less than the then-effective exercise price or conversion price. The Warrants include conventional provisions permitting “cashless” exercise. The Warrants also include a provision permitting us to accelerate their expiration date if, at any time after July 2, 2009, the market price for the Company’s Common Stock equals or exceeds 200% of the market price on July 2, 2007 ($1.39 per share) for a period of thirty consecutive trading days.

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

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk the Company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the company’s Common Stock at a conversion price of $0.50 per share.  The warrant entitles the holder to purchase up to 750,000 share of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price per share of the Common Stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share.

The Note and warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and warrant were sold for cash at an aggregate offering price of $750,000. The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note into the Company’s Common Stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date. The total debt discount of $281,000 is amortized to interest expense over the stated term of the Note.

Item 6.  Selected Financial Data

Not applicable to a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

Currently the Company is primarily a “water company” with patented and proprietary water technologies that reside in the Company’s water subsidiary, CASTion.  The water technologies address wastewater problems for municipal and a broad range of industrial markets including water management and conservation, chemical recovery, and water purification.  The Company’s advanced power plant technology, TIPS, is aimed at competing with and ultimately replacing conventional energy fossil fuel combustion technologies for both large stationary utility power plants and small industrial combined heat and power package plants. The Company has developed TIPS mostly from funding from federal grants, and recently completed the approximately $1.5 million federal government grant sponsored by the U.S. Environmental Protection Agency and administered through the Alaska Energy Authority.  The Company cannot predict the acceptability of TIPS within its target markets.  The Company currently does not possess the technical, operational or financial resources necessary to construct or operate TIPS commercial facilities without external project funding and the ability to source engineering skills. This was a major factor in the Company’s subsidiary, ThermoEnergy Power System, LLC and  Babcock Power Development, LLC, a subsidiary of Babcock Power, Inc.,  entering into a Limited Liability Company Agreement on February 25, 2009 confirming the formation of Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company for the purpose of developing and commercializing TIPS.

Recent events have had a significant adverse effect on the Company’s liquidity and results of operations. As more fully discussed in Note 13 of Notes to Consolidated Financial Statements, in 2009 the Company discovered that the former Chief Financial Officer (“CFO”) failed to file the Company’s payroll tax returns and to pay the related payroll taxes since he assumed his officer position in 2005.  This resulted in an accrual during the fourth quarter of an additional $1,064,000 of payroll taxes (resulting in total unpaid payroll taxes of $2,022,000) and $2,105,000 of estimated interest and penalties for late filing of the tax returns and nonpayment of the payroll taxes.  The Company’s investigation into the CFO’s actions regarding payroll taxes and other activities of the former CFO have resulted in significant delays in the Company being able to file this Annual Report on Form 10-K and the Company’s Form 10-Q reports for the quarters ended March 31, 2009 and June 30, 2009.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had previously provided funding to the Company in the past.  As more fully described in Note 14 of Notes to the Consolidated Financial Statements, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.  The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued by the Company on September 28, 2009.

Since the financing described in the preceding paragraph is in stages, with over half of the potential funding dependent on the occurrence of specific events, and due to the Company’ financial condition and to the significant uncertainties resulting from the actions of the former CFO, there are can be no assurance that the Company will be able to obtain the capital funds that will be needed for the Company to continue it operations.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Contract and grant income increased by $1,108,000 during 2008 compared to 2007 due primarily to an increase of $981,000 in contract income at the CASTion subsidiary.  CASTion was acquired by the Company on July 2, 2007 and, therefore, only six months of its revenue were included in the year ended December 31, 2007.  Grant income increased by $127,000 during 2008 compared to 2007.  Cost of contract and grant income increased by $1,344,000 during 2008 compared to 2007 which resulted in the $236,000 increase in the gross operating loss during 2008.

General and administrative expenses increased by $1,417,000 during 2008 compared to 2007 due primarily to the impact of the accrual of $1,064,000 of payroll taxes during the fourth quarter of 2008.  See Note 13 of Notes to Consolidated Financial Statements for additional information regarding this matter.  During the year ended December 31, 2007, the Company recorded a goodwill impairment charge of $10,665,000 relating to the 2007 acquisition of CASTion (see Note 9 of Notes to Consolidated Financial Statements for additional information).  Contingency accruals increased significantly during 2008 compared to 2007 due primarily to the estimated interest and penalties on the Company’s $2,022,000 of unpaid payroll taxes at December 31, 2008.  See Note 13 of Notes to Consolidated Financial Statements for additional information regarding contingency accruals.  Compensation expense associated with the issuance of stock options increased by $778,000 during 2008 compared to 2007 due primarily to the increase in the option term to ten years for the 2008 grants compared to three years for the 2007 grants.

Comparison of Years Ended December 31, 2007 and 2006

Contract and grant income decreased by $435,000 during 2007 compared to 2006 due primarily to the decrease of $360,000 in contract income due to the cancellation of the New York City contract.  Grant income decreased by $75,000 during 2007 compared to 2006 due to the completion of certain grants during 2007.  Cost of contract and grant income increased by $127,000 during 2007 compared to 2006 which resulted in the $562,000 increase in the gross operating loss during 2007.

General and administrative expenses increased by $2,356,000 during 2007 compared to 2006 due primarily to a bonus accrual of $716,000 at December 31, 2007 and to the effect of the CASTion acquisition on July 2, 2007.  During the year ended December 31, 2007, the Company recorded a goodwill impairment charge of $10,665,000 relating to the 2007 acquisition of CASTion (see Note 9 of Notes to Consolidated Financial Statements for additional information).  Compensation expense associated with the issuance of stock options increased by $606,000 during 2007 compared to 2006 due primarily to the increase in 2007 awards by 1,345,000 option grants.  Warrant expense increased by $521,000 during 2007 compared to 2006 due primarily to the $622,000 of broker compensation expense associated with the large private placement offering during 2007.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in our economy.  The Company’s net revenue from operations for the three years ended December 31, 2008 has not been severely impacted by inflation due primarily to the low volume and nature of its revenues (grants and fixed price contracts).  The Company’s results of operations have been impacted by inflationary effects on travel expenses, professional fees and other expenses.  If the Company is able to execute its business plan, it will have to consider the impact of inflation in setting its pricing policies as projects and the related contracts become more complex.

Liquidity and Capital Resources Discussion

Historical View

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  During 2008 and 2007, the Company funded its operations primarily from the sale of  convertible debt and restricted stock, generally from stockholders and other related parties.  There were no financing activities during 2006 as the Company had sufficient cash to fund 2006 operations from the issuance of preferred stock in a private placement offering during 2005.

Cash used in operations amounted to $6,781,000, $4,339,000 and $3,501,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The majority of cash used in operating activities for the three year period ended December 31, 2008 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities as detailed in the Consolidated Statements of Cash Flows included herein.  Cash used by investing activities included purchases of property and equipment of $153,000 and $187,000 for the years ended December 31, 2008 and 2006, respectively, and the purchase of CASTion of $2,147,000 (net of cash acquired) for the year ended December 31, 2007.

Current Cash Requirements; Need for Additional Funds

At December 31, 2008, the Company did not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of December 31, 2008, the Company had a cash balance of approximately $115,000 and current liabilities of approximately $10.9 million, which consisted primarily of convertible debt in default of $3,478,000 (net of $313,000 of debt discounts), contingent liability reserves of $3,334,000 and unpaid payroll taxes of $2,022,000.

Recent events have had a significant adverse effect on the Company’s liquidity.  The Company’s former CFO’s actions regarding payroll tax matters resulted in an accrual during the fourth quarter of an additional $1,064,000 of payroll taxes (resulting in total unpaid payroll taxes of $2,022,000) and $2,105,000 of estimated interest and penalties for late filing of the tax returns and nonpayment of the payroll taxes (see Note 13 of Notes to Consolidated Financial Statements for further information regarding payroll tax matters).

The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the CFO, the Company may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  The Company cannot predict what, if any, actions may be taken by the tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had previously provided funding to the Company in the past.  As more fully described in Note 14 of Notes to the Consolidated Financial Statements, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.  The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued by the Company on September 28, 2009.

Since the financing described in the preceding paragraph is in stages, with over half of the potential funding dependent on the occurrence of specific events, and due to the Company’ financial condition and to the significant uncertainties resulting from the actions of the former CFO, there are can be no assurance that the Company will be able to obtain the capital funds that will be needed for the Company to continue it operations.

Management anticipates that its cash requirements during the next 12 months will be approximately $6 million.

In the event that the Company cannot raise the necessary capital to fund the Company’s future operations and development activities, the Company will not be able to continue its operations.

Research and Development

Research and development activity has been, and the Company expects that it will continue to be, an integral part of the Company’s business activity. The Company continues to conduct research and development of water/wastewater treatment products and services through its Worcester, MA laboratory in a number of areas including testing various waste streams for potential clients, testing various waste streams for third parties, Chemcad and Aspen modeling for the TIPS process, centrate testing related to the Company’s New York project and, ARP process flow modifications. In addition, the Company will participate in joint research and development with Babcock Power, Inc. The Company expects to expand its R&D capabilities as it relates to TIPS in conjunction with the joint venture formed with Babcock Power Inc.

 Expected Changes in the Number of Employees

While the Company will continue to rely on extended overtime from its current production workers as the most cost-effective method of meeting increased sales, it will need to hire additional employees to complete staffing needs if sales goals are achieved and if the proposed NYCDEP contract is finalized. The Company foresees increases in the number of employees in the next 12 months, especially with the expected growth in business related to the proposed NYCDEP contract. Upon completion of the anticipated increases and the success of the Company’s efforts to obtain additional funding to meet its short-term cash needs, the Company expects to have approximately 29 employees by December 31, 2009.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see the Notes to Consolidated Financial Statements included elsewhere herein. These policies and estimates are considered "critical" because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our financial statements in this Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

Contract revenue - Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.  Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and recognized in the period in which revisions are determined.  If these estimates are incorrect, we may be required to record losses as contracts are completed.

Stock grants, stock options and warrants - We issue stock grants, options and warrants to employees, members of the Board of Directors and other parties in connection with our various business activities. In accounting for these awards we are required to make estimates of the fair value of the related instruments and the periods benefited. These estimates may affect such financial statement categories as stockholders' equity and operating expenses. If these estimates are incorrect, we may be required to incur additional expense in the future.

Contingencies - The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

Accounting for acquisitions - We are required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires us to make significant estimates and assumptions that affect our financial statements. For example, the value and estimated life of assets may affect the amount of future depreciation expense for the assets as well as possible impairment charges that may be incurred.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity. SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment. SFAS No. 160 applies prospectively as of the beginning of the fiscal year in which this Statement is initially applied, January 1, 2009 for entities that have a calendar year end, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. An entity may not apply it before that date.

On January 5, 2009 the Company acquired substantially all of the remaining shares outstanding of CASTion.  The Company issued to six individuals and/or entities 435,442 shares of restricted Common Stock, $351,614 face amount of 10% convertible debt (conversion price of $.50 per share and a maturity date of May 31, 2010) and warrants to acquire 424,164 shares of restricted Common Stock.  The fair value of the total consideration was $619,955.  The warrants have an exercise price of $0.50 per share and expire in approximately 4.5 years.  In addition, the Company escrowed $12,500 cash for the remaining minority shareholders that represents less than one percent of the acquired shares.  The completion of this transaction resulted in CASTion becoming a wholly owned subsidiary of the Company.

The acquisition of the CASTion non-controlling interest was accounted for in accordance with SFAS 160 which was adopted by the Company effective January 1, 2009.  SFAS 160 requires that the acquisition be recorded as an equity transaction, which resulted in a reduction of consolidated stockholders’ equity (deficit) of approximately $2,282,000 during the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates. The Company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Statement, which was effective for financial statements issued for fiscal years beginning after November 15, 2007, was not adopted by the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data.

See the Company’s financial statements for the years ended December 31, 2008, 2007 and 2006, beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that the independent public accountants have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2009 Annual Meeting of Stockholders.

Our Chief Executive Officer and Interim Chief Financial Officer have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on Management’s assessment, we believe the Company did not maintain effective internal control over financial reporting as of December 31, 2008. Specifically, we have determined that our internal controls as of December 31, 2008 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficiently timely and accurate financial statements and required disclosures, (iii) there was a lack of segregation of duties in the Company’s significant accounting functions , (iv) our contract administration and accounting procedures were deficient, and (v) our former Chief Financial Officer engaged in acts that resulted in significant adjustments to the 2008 consolidated financial statements and subjected the Company to potential criminal and/or civil action with respect to the impact of the Company’s unpaid payroll tax matters (see Note 13 of Notes to Consolidated Financial Statements).  The former Chief Financial Officer resigned on August 3, 2009 following a vote by the Company’s Board of Directors to terminate his employment for cause.  Mr. Arthur S. Reynolds, a member of the Company’s Board of Directors, was appointed Interim Chief Financial Officer.

Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with representatives of our independent public accountants and intends to address the remediation process for the material weaknesses noted and the Company’s Section 404 reporting responsibilities during the fourth quarter of 2009.

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

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at meeting their objectives in that our period-ending reporting process did not provide sufficiently timely and accurate financial statements and disclosures.

Changes in Internal Controls:

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table shows information about our directors and executive officers as of December 31, 2008:

Name	Age	Position
Dennis C. Cossey	63	Chairman of the Board of Directors, President and Chief Executive Officer
Andrew T. Melton	62	Director, Executive Vice-President, Treasurer and Chief Financial Officer
Alexander G. Fassbender	55	Director, Executive Vice-President and Chief Technology Officer
Shawn R. Hughes	48	President and Chief Operating Officer
Arthur Reynolds	65	Director
Martin A. Roenigk	66	Director
Paul A. Loeffler, PhD	61	Director
Louis J. Ortmann, DDS	71	Director

The business experience of each of the persons listed above during the past five years is as follows:

Dennis C. Cossey has served as Chairman of the Board of Directors since 1990.  Mr. Cossey has been the Chief Executive Officer and a director of the Company since 1988.  Prior to joining the Company, Mr. Cossey served in executive and sales positions at a number of companies, including IBM and Peter Kiewit and Sons Engineering.  Mr. Cossey is a member of several industry professional groups including the American Chemical Society, the National Safety Council, the US Naval Institute, the New York Academy of Science, the Asia Pacific Water Council, the National Defense Industrial Association, and the Association of Energy Engineers.  Mr. Cossey has testified before congress on various environmental issues.

Andrew T. Melton has served as a director of ThermoEnergy since 1997, and has served as Executive Vice President and Chief Financial Officer since September 2005.    Mr. Melton received an MBA in finance and a Bachelor of Science degree in economics from Louisiana Tech University.  From 1986 to 1994, Mr. Melton served as Executive Vice President, Chief Financial Officer and Treasurer of Worthen Banking Corporation, Little Rock, Arkansas.  From 1995 to 1998, Mr. Melton was Vice President with Merrill Lynch Capital Markets in Little Rock, Arkansas. From 1997 to 2005, Mr. Melton was involved in various entreprenueral endeavers including a factory company and restaurants.  Mr. Melton is a Vietnam veteran and received an Honorable Discharge from the United States Marine Corps.  Mr. Melton resigned on August 3, 2009.

Alexander G. Fassbender has served as a director of ThermoEnergy since June 2005 and has served as Executive Vice President and Chief Technology Officer since November 1998.  Prior to joining the Company, Mr. Fassbender was Manager of Technology Commercialization at Battelle Memorial Institute (BMI) Pacific Northwest Laboratories.  He had held various positions with BMI since 1976.  Mr. Fassbender received his BS (Chemical Engineering) in 1976 from the University of California, Berkeley and his MBA in 1980 and his MS (Chemical Engineering) in 1988, both from the University of Washington, Seattle.

Shawn R. Hughes has served as President and Chief Operating Officer since January 2008.  From 2006 to 2007, Mr. Hughes served as President and Chief Operating Officer of Mortgage Contract Services.  From 2001 to 2006, Mr. Hughes served as Chief Executive Officer of Fortress Technologies.

Arthur Reynolds has served as a director of ThermoEnergy since 2008.  Mr. Reynolds also serves as the Chairman of the Audit Committee, and as a member of the Compensation and Benefits Committee.  Mr. Reynolds is the founder and current Managing Director of Rexon Limited, a financial consulting firm based in New York and London.  Prior to this, Mr. Reynolds was Managing Director of London-based Ferghana Financial Services Ltd., raising hundreds of millions in equity finance for its clients - including a series of international mergers and acquisitions for one of its largest clients, Sir James Goldsmith.  Beginning in the late ‘70’s Mr. Reynolds served as Associate Director for Merrill Lynch International Bank Ltd., responsible for conceiving and implementing Euro-finance strategies for Merrill’s US and European energy-sector corporate clients. Mr. Reynolds career also includes serving as Vice President and international representative for Banque de la Société Financière Européenne, a large European consortium bank based in Paris, France; Manager in charge of Corporate Research for Morgan Guaranty Trust Company’s London branch; Assistant Treasurer at J.P. Morgan & Company, responsible for fixed-rate lending; and developing and implementing product marketing strategy for Mobil Corporation in France and West Africa.  On August 3, 2009, Mr. Reynolds was named interim Chief Financial Officer by the Company’s Board of Directors.

Martin A. Roenigk has served as a director of ThermoEnergy since 2007.  Mr. Roenigk also serves as a member of the Compensation and Benefits Committee.  From 1995 to 2007, Mr. Roenigk served as the Chairman and CEO of CompuDyne Corporation.  Mr. Roenigk joined CompuDyne as Chairman and CEO in 1995.  Mr. Roenigk and his wife own two National Register listed historic hotels in Eureka Springs, Arkansas, The Crescent Hotel & Spa and the Basin Park Hotel.  Mr Roenigk resigned on June 1, 2009.

Dr. Paul A. Loeffler, PhD has served as a director of ThermoEnergy since 1997.  Dr. Loeffler also serves as a member of the Audit Committee and the Compensation and Benefits Committee.  Since 1985, Dr. Loeffler has been a professor of chemistry at Sam Houston State University, Huntsville, Texas, and has been with the University’s chemistry department of Sam Houston University since 1975.  Dr. Loeffler received his Ph.D. and MA in inorganic chemistry from Rice University.  Dr. Loeffler also serves as a member of the Board of Directors of the Texas Regional Institute for Environmental Studies in Huntsville, Texas, where he was associate director from 1992 until 2002.

Dr. Louis J. Ortmann, DDS has served as a director of ThermoEnergy since 1991.  Dr. Ortmann also serves as a member of the Audit Committee.  Dr. Ortmann is an associate dentist with Louis J. Ortmann Dental Clinic, Inc., in Festus, Missouri.  Dr. Ortmann is a graduate of the University of St. Louis.

Committees of the Board of Directors

Compensation and Benefits Committee.  The Compensation and Benefits Committee consists of Dr. Loeffler, as Chairman, Mr. Reynolds and Mr. Roenigk.  This committee makes recommendations to the Board of Directors on compensation generally, executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation.  The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated.  The Board has determined that all of the members of the Compensation and Benefits Committee are independent.

Audit Committee.  The Audit Committee consists of Mr. Reynolds, as Chairman, Dr. Leoffler and Dr. Ortmann.  This committee oversees the Company’s financial reporting process and internal controls.  The Audit Committee is governed by a written charter approved by the Board of Directors.  The charter sets out the Audit Committee’s membership requirements and responsibilities.  As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied.  The Audit Committee selects the Company’s registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence.  The Board has determined that all of the members of the Audit Committee are independent and that Mr. Reynolds is an audit committee financial expert (as defined in Item 407(d)(5)(ii) of Regulation S-B).

Nominating Committee.  The Nominating Committee consisted of Mr. Cossey, as Chairman, Dr. Loeffler and Mr. Roenigk.  The Nominating Committee identifies the individuals to be nominated for election to the Board of Directors and selects those candidates to be presented for shareholder approval at the Annual Meeting of Shareholders. In considering candidates, the Nominating Committee seeks to assure that the Board of Directors will include persons with a variety of skills and experience, including at least one director with expertise in the areas of science and technology in which the Company operates and at least one director who qualifies as an audit committee financial expert. The Nominating Committee does not have a charter.

The Nominating Committee will consider director candidates recommended by the shareholders if a nominating shareholder complies with the following requirements.  If a shareholder wishes to recommend a candidate to the Nominating Committee for consideration as a candidate for election to the Board of Directors, the shareholder must submit in writing to the Nominating Committee the nominee’s name and a brief resume setting forth the nominee’s business and educational background and qualifications for service, and a notarized consent signed by the recommended candidate stating the recommended candidate’s willingness to be nominated and to serve.  This information must be delivered to the Chairman of the Nominating Committee at the following address: ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201, and must be received no later than December 31 in any year to be considered as a potential director nominee at the Annual Meeting of Shareholders for the following year.  The Nominating Committee may request additional information if it determines a potential candidate may be an appropriate nominee.

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

Board Determination of Independence

The Company’s securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  In determining which directors and which members of committees are “independent,” the Board of Directors has applied the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and has determined that each of Mr. Reynolds, Dr. Loeffler, Dr. Ortmann and Mr. Roenigk does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an “independent director.”

Attendance at the Annual Meeting and at Board and Committee Meetings

Although the Company does not have a requirement that all members of the Board of Directors attend the Annual Meeting of Shareholders, such attendance is strongly encouraged. All of the directors then in office attended the 2008 Annual Meeting of Shareholders and the Company anticipates that all of the current directors will be present for the next Annual Meeting of Shareholders. During the fiscal year ended December 31, 2008, the Board of Directors held five meetings and every director attended at least 75% of those meetings. During 2008, the Audit Committee held four meetings and Compensation and Benefits Committee held two meetings, and all members of those committees attended at least 75% of the meetings of their respective committees. The Nominating Committee did not hold any meetings during the fiscal year ended December 31, 2008.

Compensation of the Board

Directors do not receive cash compensation for serving on the Board or its committees.  Non-employee directors are awarded annual grants of non-qualified stock options.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings.  We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2008 to our directors who are not also named executive officers:

Director Compensation (1)

	Fees Earned or	Option Awards
Name	Paid in Cash ($)	($) (2)		Total ($)
Arthur Reynolds (3)	none	$10,920	(3)	$10,920
Paul A. Loeffler PhD(4)	none	$31,459	(4)	$31,459
Louis J. Ortmann DDS (5)	none	$31,459	(5)	$31,459
Martin A. Roenigk (6)	none	$21,051	(6)	$21,051

(1)
Certain columnar information required by Item 402(f)(2) of Regulation S-B has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2008.

(2)
The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123R, and may include amounts from awards granted both in and prior to the fiscal year ended December 31, 2008.  As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions.  The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)	An option to purchase 30,000 shares at an exercise price of $1.24 per share was granted to Mr. Reynolds on October 2, 2008. This option has a termination date of October 3, 2018.

(4)
An option to purchase 30,000 shares at an exercise price of $1.24 per share was granted to Dr. Loeffler on June 26, 2008.  This option has a termination date of June 30, 2018.  An option to purchase 11,900 shares at an exercise price of $1.75 was also granted to Dr. Loeffler on June 26, 2008.  This option has a termination date of June 30, 2018.  At December 31, 2008, Dr. Loeffler held options for the purchase of an aggregate of 141,900 shares, all of which were exercisable.

(5)
An option to purchase 30,000 shares at an exercise price of $1.24 per share was granted to Dr. Ortmann on June 26, 2008.  This option has a termination date of June 30, 2018.  An option to purchase 11,900 shares at an exercise price of $1.75 was also granted to Dr. Ortmann on June 26, 2008.  This option has a termination date of June 30, 2018.  At December 31, 2008, Dr. Ortmann held options for the purchase of an aggregate of 141,900 shares, all of which are exercisable.

(6)
An option to purchase 30,000 shares at an exercise price of $1.24 per share was granted to Mr. Roenigk on June 26, 2008.  This option has a termination date of June 30, 2018.  At December 31, 2008, Mr. Roenigk held options for the purchase of an aggregate of 80,000 shares, all of which are exercisable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than 10% of our common shock to file reports of  ownership and changes in ownership with the SEC. Such executive officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Sections 16(a) forms they file. Based on information supplied to the Company and filings make with the SEC, during the fiscal year ended December 31, 2008, no Section 16(a) filings were not made in a timely manner by a director or officer or a beneficial owner of 10% or more of our common stock.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the compensation earned by our named executive officers in 2008.

Name and Principal Position	Year	Salary	Bonus		Option Awards (a)	All Other Compensation (b)	Securities Underlying Options (#)	Total

Dennis C. Cossey
Chairman of the Board, President and Chief	2008	$295,000	$0		$774,093	$24,653	1,047,500	$1,093,746
Executive Officer	2007	$250,000	$194,375	(c)	$176,667	$28,000	350,000	$649,042

Andrew T. Melton
Executive Vice President, Treasurer and Chief	2008	$250,000	$0		$83,159	$24,466	257,500	$357,625
Financial Officer	2007	$200,000	$194,375	(c)	$176,667	$35,500	350,000	$571,042

Alexander G. Fassbender
Executive Vice President and Chief Technology	2008	$295,000	$0		$437,372	$109,000	662,500	$771,372
Officer	2007	$281,400	$194,375	(c)	$176,667	$33,000	350,000	$652,442

Shawn R. Hughes (d)
President and Chief Operating Officer	2008	$275,000	$0		$76,600	$12,000	250,000	$363,600
	2007	$137,500	$131,875	(e)	$245,760	$6,000	600,000	$521,135

David W. Delasanta
President
CASTion Corporation	2008	$150,000	$0		$70,170	$0	100,000	$220,170

Jeffrey R. Powell (d)
President and CEO	2008	$0	$0		$0	$0	0	$0
CASTion Corporation	2007	$186,250	$320,000		$108,833	$0	300,000	$615,083

(a)
The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R, for option awards granted pursuant to grants made by the Board of Directors. Assumptions used in the calculation of these amounts are included in Note 9 and Note 10 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008.

(b)
The amounts in the column “All Other Compensation” reflect the following items: automobile expenses, medical and insurance reimbursement, temporary living expenses, moving relocation expense reimbursement and salary to executive officers’ spouses.

(c)	Includes a cash bonus of $125,000. Also includes a grant of 62,500 shares of common stock valued at $69,375.

(d)
In the fiscal year ended December 31, 2006, the Company had only three named executive officers.  Messrs. Hughes and Powell were appointed in 2007 and the information with respect to their compensation during the year ended December 31, 2007 reflects partial-year information.

(e)	Includes a cash bonus of $62,500. Also includes a grant of 62,500 shares of common stock valued at $69,375.

Certain columnar information required by Item 402(a) (2) of Regulation S-B has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during 2008.

Outstanding Equity Awards at December 31, 2008

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2008.  No named executive officer exercised options in the fiscal year ended December 31, 2008.

	Stock Option Awards
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexerciable	Price ($)	Date

Dennis C. Cossey	250,000	none	$1.22	6/10/2010
	560,000	none	$1.29	9/15/2010
	150,000	none	$0.94	1/20/2011
	350,000	none	$1.11	1/02/2011
	797,500	none	$1.75	6/30/2018
	250,000	none	$1.50	2/27/2019

Andrew T. Melton	150,000	none	$1.22	6/10/2010
	40,000	none	$0.90	9/15/2010
	150,000	none	$0.94	1/20/2011
	350,000	none	$1.11	1/02/2011
	7,500	none	$1.75	6/30/2018
	250,000	none	$1.50	2/27/2019

Alexander G. Fassbender	250,000	none	$1.22	6/10/2010
	440,000	none	$1.29	9/15/2010
	150,000	none	$0.94	1/20/2011
	350,000	none	$1.11	1/02/2011
	412,500	none	$1.75	6/30/2018
	250,000	none	$1.50	2/27/2019

Shawn R. Hughes	600,000	none	$0.90	12/15/2010
	250,000	none	$1.50	2/27/2019

David W. Delasanta	100,000	none	$1.24	6/30/2018

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under the equity compensation plans of ThermoEnergy as of December 31, 2008:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity Compensation plans approved by security holders

2008 Stock Option Plan	120,000	$1.24	9,880,000

Equity Compensation plans not approved by security holders

Stock options	8,093,800	$1.23	0

Total	8,213,800	$1.23	0

Employment Contracts and Agreements

The Company has written employment agreements with each of its senior executives. The material terms of the employment agreements with Dennis C. Cossey, the Chairman and Chief Executive Officer, Shawn R. Hughes, the President and Chief Operating Officer, and Andrew T Melton, the Executive Vice President and Chief Financial Officer, are substantially similar and are described below.

The employment agreements with Messrs. Cossey, Hughes and Melton provide for a contract term of five years (extended, each month for an additional month), with a beginning base compensation of $250,000 (in 2005) for Mr. Cossey, $275,000 (in 2007) for Mr. Hughes and $200,000 (in 2005) for Mr. Melton and minimum annual 15% increases in compensation of 15% capped at $500,000, after which annual increases will be determined on the basis of changes in the consumer price index. Messrs. Cossey and Melton waived the right to receive the automatic annual increase in base salary scheduled for 2007. The employment agreements also provide that each officer will be eligible for discretionary incentive compensation of up to 100% of his base salary, as determined by the Compensation and Benefits Committee. The employment agreements also entitle each officer to periodic performance-based compensation if certain unusual, but significant, events occur, including but not limited to the acquisition of new technology, the execution of new contracts in excess of 20% of existing revenues and other events as determined by the Compensation and Benefits Committee. In addition, the employment agreements provide that, upon the occurrence of a change in control of the Company, each officer will be entitled to receive a lump sum payment of five years’ base compensation from the date of such change of control, as well as an immediate vesting of all unvested stock options and/or restricted stock grants. The employment agreements also contain certain restrictive covenants protecting trade secrets and prohibiting each officer from competing with the Company of soliciting Company customers or employees for a period of one year after the termination of his employment.

The employment agreement with Alexander G. Fassbender, the Executive Vice President and Chief Technology Officer, provides for a continuous three-year term (subject to the Company’s right to terminate the annual extensions upon 60 days’ written notice), with a beginning base compensation of $135,000 (in 1998) with 15% annual increases, capped at $250,000, after which annual increases will be determined on the basis of changes in the consumer price index. Mr. Fassbender waived the right to receive the automatic annual increase in base salary scheduled for 2007. Mr. Fassbender is also eligible for discretionary incentive compensation of up to 50% of his base salary, as determined by the Compensation and Benefits Committee. Upon the occurrence of a change in control of the Company, Mr. Fassbender shall be entitled to a lump sum payment equal to 2.99 years’ base compensation in effect on the date of such change of control. The employment agreement also contains certain restrictive covenants protecting trade secrets and prohibiting Mr. Fassbender from competing with the Company or soliciting Company customers or employees for a period of one year after the termination of his employment.

ThermoEnergy is the sole beneficiary of $1,500,000 key man life insurance policies of the lives of Messrs. Melton and Fassbender.

As more fully described in Note 14 of Notes to Consolidated Financial Statements, the Company’s employment contracts with its executive officers will be terminated in connection with the September 16, 2009 term sheet for Series B Convertible Preferred Stock financing.  The agreements will be replaced with new contracts with revised salary and severance amounts.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2009 with respect to beneficial ownership of our common stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.

Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)

Directors, Nominees and Officers

Dennis C. Cossey	3,751,049	(4)	6.7%
David W. Delasanta	100,000	(5)	*
Alexander G. Fassbender	2,197,856	(6)	4.0%
Arthur S. Reynolds	70,000	(7)	*
Shawn R. Hughes	952,500	(8)	1.8%
Paul A. Loeffler	146,900	(9)	*
Andrew T. Melton	1,043,000	(10)	1.9%
Louis J. Ortmann	614,331	(11)	1.1%
Martin A. Roenigk	5,485,708	(12)	9.4%
All executive officers, directors and nominees as a group (8 persons)	14,361,344	(13)	22.2%

5% Beneficial Owners
Quercus Trust
1835 Newport Blvd.
A109-PMC 467	23,893,982	(14)	33.9%
Costa Mesa, CA 92627

Security Management
Security Benefit Place
Topeka, Kansas 66636	5,064,663	(15)	9.5%

Robert Trump
167 E. 61st Street
New York, NY 10021	12,387,766	(16)	20.6%

Estate of P.L. Montesi	2,976,150	(17)	5.4%

The Focus Fund
PO Box 389
Ponte Vedra, FL 32004	3,798,095	(18)	7.0%

Empire Capital	4,017,857	(19)	7.2%
One Gorham Island, Suite 201
Westport, CT 06880

Spencer Trask
535 Madison Avenue
New York, NY 10022	7,599,318	(20)	13.2%
* Less than 1%

(1) Except as otherwise indicated in the beneficial ownership table, the address for each person listed is: c/o ThermoEnergy Corporation, 124 West Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

(2) Includes shares as to which such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act. Shares of common stock underlying options to purchase shares of common stock and securities convertible into shares of common stock, which are exercisable or convertible on, or become exercisable or convertible within 60 days after, June 30, 2009 are deemed to be outstanding with respect to a person or entity for the purpose of computing the outstanding shares of common stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.

(3) Based on 53,538,510 shares of common stock issued and outstanding on June 30, 2009, plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of common stock underlying options to purchase shares of common stock and securities convertible into shares of common stock, held by such individual or entity which are exercisable or convertible on, or become exercisable or convertible within 60 days after, June 30, 2009.

(4) Includes 1,391,049 shares owned directly by Mr. Cossey or jointly with the estate of P.L. Montesi. Also includes 2,357,500 shares issuable upon the exercise of options.

(5) Includes 100,000 shares issuable upon the exercise of options.

(6) Includes 340,356 shares owned directly by Mr. Fassbender. Also includes 1,852,500 shares issuable upon the exercise of options.

(7) Includes 70,000 shares issuable upon the exercise of options.

(8) Includes 102,500 shares owned directly by Mr. Hughes. Also includes 850,000 shares issuable upon the exercise of options.

(9) Includes 5,000 shares owned directly by Dr. Loeffler.  Also includes 141,900 shares issuable upon the exercise of options.

(10) Includes 95,500 shares owned directly by Mr. Melton. Also includes 947,500 shares issuable upon the exercise of options.

(11) Includes 472,431 shares owned directly by Dr. Ortmann and his wife and beneficially through the Dr. Louis J. Ortmann Dental Clinic, Inc., Profit Sharing Plan. Also includes 141,900 shares issuable upon the exercise of options.

(12) Includes 669, 589 shares owned directly by Mr. Roenigk, 6,893,982 shares issuable upon the exercise of warrants and conversion of convertible debt held by Mr. Roenigk, and 80,000 shares issuable upon exercise of options.

(13) Includes 6,371,300 shares issuable upon the exercise of options, 6,893,982 shares issuable upon exercise of warrants and conversion of convertible debt.

(14) This beneficial ownership is based on information contained in a Schedule 13D dated December 17, 2007 and filed with the U.S. Securities and Exchange Commission on December 18, 2007.  Includes 6,893,982 shares owned directly by Quercus Trust and 17,000,000 shares issuable upon the exercise of warrants and conversion of convertible debt held by Quercus Trust.

(15) This beneficial ownership information is based on information contained in a Schedule 13G dated December 31, 2008 and filed with the U.S. Securities and Exchange Commission on February 13, 2009. Includes 5,064,663 shares owned directly by Security Management.

(16) This beneficial ownership information is based on information contained in a Schedule 13D/A dated December 1, 2004 and filed with the U.S. Securities and Exchange Commission on December 2, 2004. Includes 5,823,456 shares of common stock owned directly by Mr. Trump and 6,564,310 shares issuable upon the exercise of warrants.

(17) Includes 1,251,150 shares of stock owned directly by the estate of Mr. Montesi, by various members of Mr. Montesi’s family or jointly with ThermoEnergy’s Chief Executive Officer, Dennis Cossey. Also includes 1,725,000 shares of common stock issuable upon the exercise of options.

(18) Includes 2,798,095 shares of stock owned directly by The Focus Fund and 1,000,000 shares issuable upon exercise of warrants held by The Focus Fund.

(19)  Includes 1,428,571 shares of stock owned directly by Empire Capital and 2,589,286 shares issuable upon the exercise of warrants and conversion of convertible debt held by Empire Capital.

 (20) Includes 3,699,637 shares of stock owned directly by Spencer Trask, 3,899,681 shares issuable upon convertible debt owned by Spencer Trask.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In October 2003, we entered into a license agreement with Alexander G. Fassbender, the Executive Vice President for Technology, as the inventor of certain patents and patent applications that ThermoEnergy has been using.  This agreement formalized the arrangements under which ThermoEnergy and Mr. Fassbender had been operating for a number of years. Under this license agreement, Mr. Fassbender granted to us an exclusive license in the patents and patent applications for ThermoFuel and Enhanced Biogas Production in the United States and the foreign countries in which applications are pending.  In addition to ThermoEnergy’s financial obligations under Mr. Fassbender’s employment agreement, ThermoEnergy must pay a royalty of 1% of net sales after the cumulative sales of all licensed products exceed $20,000,000.  Beginning in 2007, Mr. Fassbender waived certain termination rights under the license agreement, agreed that we can assign or transfer the license without his consent in connection with a merger or a sale of all or a portion of our business and assets, and agreed that he would not transfer his interest in the license agreement without our consent.

During 2000, the Board of Directors approved the formation of ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring ThermoEnergy’s rights and interests in the TIPS technology. The organizational documents for ThermoEnergy Power Systems indicate that ThermoEnergy will have an 85% ownership interest and Alexander G. Fassbender, as the inventor of the technology, will have a 15% ownership interest. As of December 31, 2007, ThermoEnergy Power Systems had not been capitalized by the Company.

The Board of Directors have adopted a policy whereby all future transactions between us and any of its affiliates of the foregoing must approved in advance by the disinterested members of the Board of Directors based on a determination that the terms of such transactions are no less favorable to ThermoEnergy than would prevail in arm’s-length transactions with independent third parties.

Item 14.  Principal Accounting Fees and Services

Auditors’ Fees

Fees billed to the Company by Kemp & Company, our independent auditors for fiscal years 2008 and 2007, all of which were approved by the Audit Committee, were comprised of the following:

Audit Fees . Kemp & Company’s fee for its audit of the Company’s annual financial statements, its review of the financial statements included in the Company’s quarterly reports on Form 10−QSB, audits of statutory filings, comfort letter procedures and review of other regulatory filings for 2008 and 2007 were $97,000 and $80,000, respectively.

Audit Related Fees . No fees were billed to the Company for audit related services in 2008 or 2007.

Tax Fees. Kemp & Company’s fees for tax services provided to the Company, including tax compliance, tax advice and planning, totaled $5,000 in 2008 and $1,000 in 2007.

All Other Fees. No other fees were billed to the Company by Kemp & Company in 2007 or 2008 for “other services.”

Preapproval Policies and Procedures

The Audit Committee reviews and approves in advance any audit and permitted non−audit services to be provided by the Company’s independent auditors. The Audit Committee has the sole authority to make these approvals.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger of ThermoEnergy Corporation (a Delaware corporation) and ThermoEnergy Corporation (an Arkansas corporation)  —  Incorporated by reference to Annex B to Proxy Statement for 2007 Annual Meeting filed on Schedule 14A on May 18, 2007

3.1	Certificate of Incorporation — Incorporated by reference to Annex C to Proxy Statement for 2007 Annual Meeting filed on Schedule 14A on May 18, 2007
3.2
Certificate of Merger filed with the Secretary of State of the State of Delaware on June 20, 2007  —  Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-QSB for the period ended June 30, 2007

3.3
Articles of Merger filed with the Secretary of State of the State of Arkansas on June 25, 2007  —  Incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-QSB for the period ended June 30, 2007

3.4	By-laws — Incorporated by reference to Annex D to Proxy Statement for 2007 Annual Meeting filed on Schedule 14A on May 18, 2007
4.1	Form of 5% Convertible Promissory Note due March 21, 2013 issued to Martin A. Roenigk - Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 22, 2007
4.2	Form of Common Stock Purchase Warrant issued to Martin A. Roenigk — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007
4.3
Form of Convertible Promissory Notes issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2007

4.4
Form of Common Stock Purchase Warrants issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein  —  Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 10, 2007

4.5 *	Common Stock Purchase Warrant issued to Jeffrey L. Powell — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2007
4.6
Form of Common Stock Purchase Warrants issued to The Focus Fund and Robert S. Trump  —  Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.7
Form of 7.5% Convertible Promissory Notes issued to The Focus Fund and Robert S. Trump  —  Incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.8	Form of Warrants issued pursuant to Securities Purchase Agreement dated July 14, 2005 — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2005

4.9
Warrant Agreement dated November 5, 2004 by and between ThermoEnergy Corporation and Robert S. Trump, together with Form of Warrant  —  Incorporated by reference to Exhibit 99.SS to Amendment No. 10 to Schedule 13D of Robert S. Trump filed on December 2, 2004

4.10
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2007

4.11	Amendment No. 1 to Common Stock Purchase Warrant No. 2007-12-1 — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 17, 2008
4.12	7.5% Convertible Promissory Notes due December 31, 2008 issued to Robert S. Trump — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008
4.13	Common Stock Purchase Warrant No. 2008-RT1 issued to Robert S. Trump — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 18, 2008
4.14
Form of Common Stock Purchase Warrant issuable pursuant to  Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2008

4.15	10% Convertible Promissory Notes due September 30, 2013 issued to The Quercus Trust — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2008
10.1
License Agreement, effective December 30, 1997, by and between ThermoEnergy Corporation and Batelle Memorial Institute  —  Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-QSB for the period ended March 31, 1998

10.2
Amendment No. 1 to License Agreement between ThermoEnergy Corporation and Batelle Memorial Institute  —  Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-KSB for the year ended December 31, 2004

10.3
Amendment No. 2 to License Agreement between ThermoEnergy Corporation and Batelle Memorial Institute  —  Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 2005

10.4
License Agreement, effective October 1, 2003, by and between ThermoEnergy Corporation and Alexander G. Fassbender  —  Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2003

10.5
Letter Agreement from Alexander G. Fassbender dated December 17, 2007 and addressed to The Quercus Trust and ThermoEnergy Corporation  —  Incorporated by reference to Exhibit 10.2 to Current  Report on Form 8-K filed December 19, 2007

10.6 *
Employment Agreement of Alexander G. Fassbender, dated November 18, 1998, and Amendment No. 1 thereto  —  Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-KSB for the year ended December 31, 2004

10.7 *	Employment Agreement of Dennis C. Cossey, dated September 14, 2005 — Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-KSB for the year ended December 31, 2005
10.8 *	Employment Agreement of Andrew T. Melton, dated May 1, 2005 — Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB for the year ended December 31, 2005
10.9 *	Employment Agreement of Jeffrey L. Powell, dated July 2, 2007 — Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 10, 2007
10.10 *
Bonus Agreement dated July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and Donald F. Farley, as agent for certain employees of CASTion Corporation identified therein  —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2007

10.11 *	Employment Agreement of Shawn R. Hughes, dated June 15, 2007 — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2008
10.12 *	Option Agreement by and between Thermoenergy Corporation and Dennis C. Cossey — Incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended September 30, 1999
10.13 *	Retirement Plan of P.L. Montesi — Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-QSB for the year ended December 31, 2003
10.14 *
Agreement, dated May 27, 2005, among ThermoEnergy Corporation, the Estate of P.L. Montesi and Betty Johnson Montesi  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 3, 2005

10.15
Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2007

10.16
First Amendment to Securities Purchase Agreement dated as of June 25, 2008 by and between ThermoEnergy Corporation and The Quercus trust  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2008

10.17
Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 22, 2007

10.18
Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2007

10.19	Securities Purchase Agreement dated July 14, 2005 — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 19, 2005
10.20
Securities Purchase Agreement, dated as of August 12, 2008, between ThermoEnergy Corporation and Robert S. Trump —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008

10.21
Stock  Pledge Agreement dated July 2, 2007 by ThermoEnergy Corporation in favor of Spencer Trask Specialty Group, LLC (in its capacity as agent for itself and for other Secured Parties who become parties thereto  —  Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed July 10, 2007

10.22
Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 10.1 to Amended Current Report on Form 8-K/A filed January 13, 2009

21.1	Subsidiaries of the Issuer — Filed herewith
24.1	Power of Attorney of Dennis C. Cossey, Arthur S. Reynolds, Alexander G. Fassbender, J. Winder Hughes III, Paul A. Loeffler and Louis G. Ortmann — Filed herewith
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

*  May be deemed a compensatory plan or arrangement

THERMOENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2008, 2007 and 2006

With

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheets of ThermoEnergy Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred net losses since inception and will require substantial capital to continue commercialization of the Company’s technologies and to fund the Companies liabilities, which included $2,022,000 of unpaid payroll taxes, $3,478,000 of convertible debt in default (net of debt discounts of $313,000) and $3,334,000 of contingent liability reserves at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kemp & Company, a Professional Association
Little Rock, Arkansas
September 30, 2009

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	December 31, 2008	December 31, 2007

ASSETS
Current Assets:
Cash	$115	$3,185
Accounts Receivable, net	111	260
Inventories	164	184
Other Current Assets	164	239
Total Current Assets	554	3,868

Property and Equipment, net	305	322
Other Assets	176	5

Total Assets	$1,035	$4,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$204	$844
Short-Term Borrowings	873	679
Convertible Debt in Default	3,478	2,921
Contingent Liability Reserves	3,334	423
Deferred Revenue	264	458
Other Current Liabilities	2,713	1,129
Total Current Liabilities	10,866	6,454

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	261	304
Convertible Debt	992	512
Total Long Term Liabilities	1,253	816

Minority Interest in Subsidiary	(1,662)	(1,414)

Total Liabilities	10,457	5,856

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, liquidation value of $1.20 per share: authorized -
20,000,000 shares (2008), 20,000,000 shares (2007); issued and outstanding:
2008 - 208,334 shares; 2007 - 5,301,670 shares	2	53

Common Stock, $.001 par value: authorized - 150,000,000 shares;
issued: 2008 - 50,247,537 shares; 2007 - 40,817,516 shares;
outstanding: 2008 - 50,163,740 shares; 2007 - 40,733,719 shares	50	40

Additional Paid-In Capital	58,810	50,794

Accumulated Deficit	(68,284)	(52,548)

Total Equity	(9,422)	(1,661)

TOTAL LIABILITIES AND EQUITY	$1,035	$4,195

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Contract and Grant Income	$1,730	$622	$1,057
Less: Cost of Contract and Grant Income	2,400	1,056	929
Gross Operating Income (Loss)	(670)	(434)	128

Operating Expenses:
General and Administrative	4,822	3,405	1,049
Selling Expense	405	133	—
Goodwill Impairment	—	10,665	—
Contingency Accruals	3,334	98	325
Option Expense	1,682	904	298
Warrant Expense	1,331	954	433
Professional Fees	1,434	1,024	1,290
Travel and Entertainment	712	353	501
Total Operating Expenses	13,720	17,536	3,896

Loss from Operations	(14,390)	(17,970)	(3,768)

Other Income (Expense):
Interest Income	29	23	75
Interest Expense	1,623	868	—
Total Other Income (Expense)	(1,594)	(845)	75

Net loss before minority interest in subsidiary	(15,984)	(18,815)	(3,693)
Minority interest in subsidiary	248	1,138	—

Net Loss	$(15,736)	$(17,677)	$(3,693)

Per Common Share:
Loss from Operations	$(0.31)	$(0.61)	$(0.16)
Net Loss	$(0.34)	$(0.60)	$(0.16)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2006 Through December 31, 2008

	Common Stock	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance (Deficit) January 1, 2006	$23	$6,198	$29,131	$(31,178)	$4,174

Options issued to directors	—	—	299	—	299

Warrants issued for services	—	—	433	—	433

Net Loss	—	—	—	(3,693)	(3,693)

Balance (Deficit) December 31, 2006	23	6,198	29,863	(34,871)	1,213

Options issued to directors			904		904

Stock issued for services	—	—	52	—	52

Warrants issued for services			331		331

Converted Preferred Stock to Common Stock (897,001 shares)	1	(686)	685		—

Issuance of Common Stock (1,238,095 at $0.42 per share)	1	—	519	—	520

Issuance of 113,886 shares of Common Stock from
cashless exercise of warrants	—	—	—	—	—

Issuance of Common Stock, June 2007, net of issuance
costs of $99,721 (4,000,000 shares at $0.75 per share)
Share) and 2,000,000 warrants at a price equal to a 12
month average with a floor of $0.75 and a ceiling of $1.50 per share	4		2,896		2,900

Warrants and beneficial conversion option issued with
Convertible Notes			944		944

Reincorporated in Delaware and reduced par value of
Preferred Stock		(5,459)	5,459		—

Issuance of Common Stock (4,588,088 shares at $.50 per share) and warrants for CASTion acquisition	5		4,163		4,168

Issuance of Common Stock, July 2007 (30,000 shares at $.99 per share)	—		30		30

Issuance of Common Stock, December 2007, net of issuance
costs of $667,284 (6,666,667 shares at $0.75 per share)
and 10,000,000 warrants	6		4,326		4,332

Warrants Issued as Broker Compensation for Private Placement of Common Stock			622		622

Net Loss				(17,677)	(17,677)

Balance (Deficit) December 31, 2007	40	53	50,794	(52,548)	(1,661)

Warrants issued for services			1,331		1,331

Issuance of 220,000 shares of Common Stock for services			277		277

Cashless exercise of 4,662,639 warrants for 1,854,984
shares of Common Stock	2		(2)		—

Exercise of 741,493 warrants for 741,493 shares of Common
Stock (average price of $0.64 per share)	1		473		474

Stock grants issued to officers (250,000 shares at $1.11 per share)	1		278		279

Stock options issued to officers, directors and employees	—	—	1,682		1,682

Converted Preferred Stock to Common Stock (5,051,668 shares)	5	(51)	46		—

Convertible Note converted to Common Stock (1,146,036
shares at $0.50 per share)	1		572		573

Restricted Common Stock Issued for Interest Payments (124,172 shares at $.47 per share	—	—	58	—	58

Warrants and beneficial conversion feature issued with Convertible Notes			3,301		3,301

Net Loss				(15,736)	(15,736)

Balance (Deficit) December 31, 2008	$50	$2	$58,810	$(68,284)	$(9,422)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Operating Activities:

Net Loss	$(15,736)	$(17,677)	$(3,693)

Items not requiring (providing) cash:
Options issued to officers and directors	1,682	904	298
Warrants issued for services	1,331	953	433
Depreciation Expense	65	41	24
Contingency Accruals	3,334	98	325
Impairment charge - Property and Equipment	105	—	—
Goodwill Impairment Charge	—	10,665	—
Minority Interest in Subsidiary	(248)	(1,138)	—
Restricted Stock issued for services	277	329	—
Amortization of Discount on Convertible Debt	1,090	689	—
Other	40	56	—

Changes in:

Accounts and Notes Receivable	149	296	(564)
Inventories	20	59	—

Other Current Assets	75	(63)	(527)
Other assets	(19)	—	—
Accounts Payable	(640)	(253)	180
Deferred Revenue	(194)	79	—
All Other Current Liabilities	1,931	666	80

Deferred Compensation Retirement Plan	(43)	(43)	(57)

Net Cash used in operating activities	(6,781)	(4,339)	(3,501)

Investing Activities:
Purchase of CASTion, net of cash required	—	(2,147)	—

Purchase of Property and Equipment	(153)	—	(187)

Net Cash used in investing activities	(153)	(2,147)	(187)

Financing Activities:
Proceeds from Short-Term Borrowings	1,000	1,000	—
Payments on Short-Term Borrowings	(200)	(500)	—
Proceeds from issuance of Common Stock and Warrants	474	7,784	—
Proceeds from Convertible Debt	2,750	750	—
Debt Issue Costs	(160)	—	—

Net cash provided by financing activities	3,864	9,034	—

Increase (Decrease) in cash	(3,070)	2,548	(3,688)
Cash, beginning of period	3,185	637	4,325
Cash, end of period	$115	$3,185	$637

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1: Organization and summary of significant accounting policies

Nature of business

In the notes to the Consolidated Financial Statements, we use the terms “Company”, “we”, “our” and “us” to refer to ThermoEnergy Corporation and its subsidiaries.  ThermoEnergy Corporation was incorporated in January 1988, for the purpose of marketing and developing certain environmental technologies.  The Company’s Intellectual Property (“I-P”) portfolio includes three chemical process systems, including the ThermoFuel Process (“ThermoFuel”), Enhanced Biogas Production (“Enhanced Biogas Production”) process, and the Ammonia Recovery Process (“ARP”). The ARP technology is owned by Battelle Memorial Institute (“BMI”) and licensed to the Company for municipal wastewater treatment on a worldwide exclusive basis. ThermoFuel, which was developed by the Company, is a renewable energy process that is a key component of the Company’s patent-pending Sewage Treatment Method. ThermoFuel converts municipal sewage sludge (or biosolids) into a high-energy solid fuel with an equivalent Btu value equal to sub-bituminous coal. When utilized as a component of the Company’s Enhanced Biogas Production and Sewage Treatment Method technologies, ThermoFuel will allow existing municipal wastewater treatment plants to up-grade from Class ‘B’ to Class ‘A’ biosolids production at substantially less capital and operating cost than current wastewater treatment methods. Combined, these three technologies will allow many municipal and industrial clients to cost-effectively meet local, state and federal clean water discharge requirements.

During 2001, the Company, through its subsidiary ThermoEnergy Power Systems, LLC (see Note 7), received a patent from the US Patent and Trademark Office for the ThermoEnergy Integrated Power Systems (“TIPS”) technology. TIPS is a new power plant design that utilizes a different thermodynamic combustion pathway that eliminates the atmospheric emissions of mercury, acid gases and particulates. In addition, TIPS captures carbon dioxide in pressurized liquid form which can be stored, sequestered or sold on the commercial market. TIPS produces electricity and/or process steam from a diverse mixture of energy resources including coal, oil, natural gas, biomass or by-products from certain manufacturing activities. ThermoFuel, Enhanced Biogas Production, ARP, and TIPS are referred to collectively as the “Technologies”.

The Company acquired majority control of CASTion Corporation, a Massachusetts corporation (“CASTion”) on July 2, 2007. The acquisition of CASTion resulted in the Company becoming primarily a “water company” with many patented and proprietary Water Technologies. The Water Technologies address wastewater problems for municipal and a broad range of industrial markets. CASTion’s patented Controlled Atmosphere Separation Technology (“CAST”) systems can be utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated recovery solution. The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent. The Zero-Liquid-Discharge program can recover nearly 100% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling at our customer’s facility.

The Company has historically lacked the financial and other resources necessary to conduct the research and development activities involving the Technologies or to build demonstration projects. Collaborative working relationships with engineering and environmental companies have been established in order to assist the Company in the commercialization of the Technologies.  During 2005, the Company entered into its first commercial contract with New York City’s Department of Environmental Practices (“NYCDEP”) for a 500,000 gallon per day ARP facility to be sited at NYCDEP’s Bowery Bay Water Pollution Control

Plant (“WPCP”). During 2006, the contract for the Bowery Bay WPCP was cancelled and the Company is currently negotiating with NYCDEP to move the project to the 26 th Ward WPCP.

During 2007, the Company reincorporated in the state of Delaware and reduced the par value of the Company’s Series A Convertible Preferred Stock from $1.00 to $.01 per share.  The Company’s Series A Convertible Preferred Stock may be converted by the holder into the Company’s Common Stock at $1.00 per share.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition. Certain prior year amounts have been reclassified to conform to current year classifications.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1: Organization and summary of significant accounting policies (continued)

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value and included retainage amounts of $0 and $267,320 at December 31, 2008 and 2007, respectively. Receivables related to the Company’s contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current. The allowance for doubtful accounts totaled $0 and $276,148 at December 31, 2008 and 2007, respectively. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written-off based on the specific customer balance outstanding.

Inventories

Inventories at December 31, 2008 include raw materials and supplies. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset. Depreciation is computed primarily using the straight-line method. The Company evaluates long-lived assets based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable. If that evaluation indicates that an impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable.  During the year ended December 31, 2008, the Company recorded asset impairment charges of $105,116 related to property and equipment (primarily a mobile ARP unit).

Goodwill

Goodwill is not amortized. It is evaluated at least annually for impairment. (See Note 9).

Debt issue costs

Debt issue costs incurred during 2008 are amortized using the effective interest rate method over the life of the related debt.  Debt issue costs net, of amortization, amounted to $152,000 at December 31, 2008 and are included in Other Assets in the 2008 Consolidated Balance Sheet.

Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

Revenue recognition

Revenues earned from grants are based on allowable costs and labor. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and recognized in the period in which revisions are determined. Costs and estimated earnings in excess of billings on uncompleted contracts, which were not significant at December 31, 2008 and 2007, represent revenues recognized in excess of amounts billed and are included in accounts receivable. Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $264,000 at December 31, 2008 and $458,000 at December 31, 2007, represent amounts billed in excess of revenues earned and are included in deferred revenue.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Loss per common share

Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Stock options, warrants, and the dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 46,372,059, 29,487,835, and 23,136,815, shares for the years ended December 31, 2008, 2007, and 2006, respectively.  For additional disclosures regarding Series A Convertible Preferred Stock, stock options, warrants and contingently issuable shares, see Notes 3, 4, 5, 8, 9, 13 and 14, respectively.

Stock options

Prior to January 1, 2006, the Company accounted for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation was reflected in the Company’s financial statements since all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of the grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (Revised 2004) Share-Based Payment. This Statement requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards.

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

Advertising

Advertising costs are expensed as incurred and amounted to $9,541, $4,768 and $49,887 for the years ended December 31, 2008, 2007 and 2006, respectively.

Fair value of financial instruments

The carrying amount of cash, accounts receivable, inventories, other current assets, accounts payable, short-term notes payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. As of December 31, 2008 the carrying amount of the Company’s convertible debt in default and long-term convertible debt was $4,470,000.  The Company is unable to estimate the fair value of that debt without incurring excessive costs because a quoted market price is not available, the Company has not developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation would be excessive.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1: Organization and summary of significant accounting policies (continued)

Effect of new accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity. SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment. SFAS No. 160 applies prospectively as of the beginning of the fiscal year in which this Statement is initially applied, January 1, 2009 for entities that have a calendar year end, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. An entity may not apply it before that date.  See Note 14 for a discussion of the impact of this pronouncement on the Company’s financial statements during 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates. The Company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Statement, which was effective for financial statements issued for fiscal years beginning after November 15, 2007, was not adopted by the Company.

Note 2: License agreements

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 3: Short-term borrowings

Short-term borrowings consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Convertible promissory note dated December 22, 2008, 7.5%, due March 31, 2009, less discount of $194	$307	$—

Convertible promissory note dated August 12, 2008, 7.5%, due March 31, 2009	566	—

Convertible promissory note dated August 23, 2007, 7.5%, due March 31, 2008, less discount of $103	—	459

Short-term notes payable by CASTion to related parties	—	220

	$873	$679

On December 22, 2008, we entered into a Securities Purchase Agreement with a stockholder of the Company, Robert S. Trump.  Pursuant to the Agreement, on December 22, 2008, we issued and sold to Mr. Trump, at face value, our 7.5% Convertible Promissory Note due March 31, 2009 in the principal amount of $500,000. Mr. Trump may elect to convert the Note at any time into shares of our Common Stock at a price of $0.75 per share.  At our election by written notice and upon payment of a deferral fee in an amount equal to 10% of the principal amount then outstanding no later than five business days after the maturity date, the maturity date may be extended to June 30, 2009 (see Note 14). At our election, the deferral fee may be paid by adding the amount of the deferral fee to the principal amount of the Note. We may pay off the Note in full or in part at any time without prepayment penalty.  As further consideration to Mr. Trump, on December 22, 2008 we issued to him a warrant to purchase 1,000,000 shares of our Common Stock at an exercise price of $1.25 per share. The warrant expires on December 31, 2015, but includes a provision permitting us to accelerate the expiration date if at any time the market price for our Common Stock equals or exceeds 200% of the market price on December 22, 2008 ($0.52 per share) for a period of thirty consecutive trading days.

We have agreed that, if we file a registration statement under the Securities Act covering the sale by us or by any other person of shares of our Common Stock, we will, at Mr. Trump’s request, include in such registration the shares issuable upon conversion of the Note and exercise of the warrant.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $185,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $33,000, the intrinsic value of the conversion feature on that date. The total debt discount of $218,000 is amortized to interest expense over the stated term of the Note.

As more on September 28, 2009 fully discussed in Note 14, the maturity date of the Note was extended to June 30, 2009, but the Note remained outstanding after that date and was amended  on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group.  The outstanding principal balance of the amended Note, and all accrued and unpaid interest thereon, will be converted into Series B Preferred Stock of the Company at the price per share at which such Preferred Stock will be issued upon the closing of the second tranche of the Series B Convertible Preferred Stock financing.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 3: Short-term borrowings (continued)

On August 12, 2008, we entered into a Securities Purchase Agreement with a stockholder, Robert S. Trump.  Pursuant to the Agreement, we issued at face value, our 7.5% Convertible Promissory Note due December 31, 2008 in the principal amount of $500,000. Mr. Trump may elect to convert the Note at any time into shares of our Common Stock at a price of $0.75 per share.  Pursuant to the terms of the Note, on December 31, 2008 the Company added accrued interest of $14,486 and a deferral fee of $54,449 to the principal amount of the Note and extended the maturity date of the Note March 31, 2009.

We may pay off the Note in full or in part at any time without prepayment penalty. In the event we have not paid off the Note in full by March 31, 2009, the full amount of principal and accrued interest will convert into shares of our Common Stock at $0.75 per share (see Note 14). As further consideration to Mr. Trump, on August 12, 2008 we issued to him a warrant to purchase one share of our Common Stock for each dollar invested by Mr. Trump in the purchase of our Common Stock or other convertible securities during the period from December 31, 2008 through December 31, 2011. The exercise price of the warrant is $1.50 per share.  The warrant expires on December 31, 2015, but includes a provision permitting us to accelerate the expiration date if at any time the market price for our Common Stock equals or exceeds 200% of the market price on August 12, 2008 ($1.04 per share) for a period of thirty consecutive trading days.  We have agreed that, if we file a registration statement under the Securities Act covering the sale by us or by any other person of shares of our Common Stock, we will, at Mr. Trump’s request, include in such registration the shares issuable upon conversion of the Note and exercise of the warrant.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $192,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $308,000, the intrinsic value of the conversion feature on that date. The total debt discount of $500,000 was amortized to interest expense over the stated term of the Note.

On August 23, 2007, the Company entered into financing agreements with two stockholders that consisted of the Company issuing to each stockholder $500,000 of 7.5% Convertible Promissory Notes maturing on December 31, 2007.  As additional consideration to the stockholders, the Company granted warrants to purchase a total of 1,000,000 shares of Common Stock with an exercise price of $0.75 per share. The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $300,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Notes into the Company’s Common Stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $363,000, the intrinsic value of the conversion feature on that date. The total debt discount of $663,000 was amortized to interest expense over the stated term of the Note.

One of the $500,000 Notes was repaid in cash on December 23, 2007, and the second Note to a stockholder, Robert S. Trump, was extended until March 31, 2008 in accordance with the terms of the Note.  A deferral fee and accrued interest aggregating $62,000 were added to the principal balance of the Note as of December 31, 2007.  On April 1, 2008, the Company issued Mr. Trump 1,146,036 shares of Common Stock at $.50 per share for full payment of the balance of the Note.

Note 4: Convertible debt in default

As more fully described in Note 9, on July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest on the Notes are convertible, at any time at the election of the holders, into shares of the Company’s Common Stock at the rate of $0.50 per share.  A valuation discount of $313,425 was computed on the Notes based on a fair market value interest rate of 10% compared to the stated rate of 6.5%, which was adjusted to 10% as of November 30, 2007 in accordance with the terms of the Notes. The valuation discount resulted in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date. The total debt discount of $626,607 is amortized to interest expense over the stated term of the Notes.  The unamortized total debt discount amounted to $313,000 and $522,000 at December 31, 2008 and 2007, respectively.  The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event we issue additional shares of the Company’s Common Stock (or securities convertible into Common Stock) at a price per share less than the then-effective exercise price or conversion price.

Interest on the Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. At December 31, 2008 and 2007, deferred accrued interest amounts added to the principal balances of the Notes amounted to $438,000 and $90,000, respectively.

The Notes are technically in default and shown in current liabilities as of December 31, 2008 and 2007, due to the fact that the Company had not made the required prepayments from the Quercus Trust private placement of equity closed on December 18, 2007 (see Note 8).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 5: Convertible debt

Convertible debt consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Convertible Promissory Note, 5%, due March 7, 2013, less discount of $628	$141	$—

Convertible Promissory Note, 5%, due March 21, 2013, less discounts of $221 in 2008 and $257 in 2007	588	512

Convertible Promissory Note, 10%, due September 30, 2013, less discount of $1,737	263	—
	$992	$512

On March 7, 2008, Mr. Martin A. Roenigk, a member of the Company’s Board of Directors, exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007. The Company issued to Mr. Roenigk, at face value, its 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. Mr. Roenigk may elect to convert the Note at any time into shares of Common Stock at a price of $0.50 per share. Interest on the outstanding principal amount is payable semi-annually, subject to our right, upon payment of a $2,500 deferral fee, to defer any scheduled interest payment until the maturity date.  As of December 31, 2008, the Company had added $19,063 interest to the principal of the Note.

As further consideration to Mr. Roenigk, on March 7, 2008 the Company issued to him a six-year warrant to purchase an aggregate of 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price per share of the Company’s Common Stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The Note and warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and warrant were sold for cash at an aggregate offering price of $750,000. No broker or placement agents were involved in the offering of such securities.

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $321,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $429,000, the intrinsic value of the conversion feature on that date. The total debt discount of $750,000 is amortized to interest expense over the stated term of the Note.

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk the Company’s 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000 and a Common Stock warrant. The principal amount of, and accrued interest on, the Note is convertible, at any time at the election of the holder, into shares of the company’s Common Stock at a conversion price of $0.50 per share.  The warrant entitles the holder to purchase up to 750,000 share of Common Stock, at any time on or before March 21, 2013, at an exercise price equal to the daily volume weighted average price per share of the Common Stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 5: Convertible debt (continued)

The Note and warrant were issued in a private placement not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D promulgated under such Act. The Note and warrant were sold for cash at an aggregate offering price of $750,000. The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note into the Company’s Common Stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date. The total debt discount of $281,000 is amortized to interest expense over the stated term of the Note.

In accordance with the terms of the Note, the Company had added $59,104 and $18,750 of accrued interest and deferral fees to the principal balance of the Note as of December 31, 2008 and 2007, respectively.

On September 15, 2008, we entered into a Securities Purchase Agreement with the Quercus Trust (“Quercus”), pursuant to which we agreed to issue up to $7,000,000 face amount of our 10% Convertible Promissory Notes and warrants entitling the holder to purchase up to 14,000,000 shares of our Common Stock.  Pursuant to the Agreement, at an initial closing on September 15, 2008, we issued a $2,000,000 Note due September 30, 2013 and a warrant for the purchase of 4,000,000 shares of Common Stock.

Quercus may elect to convert the Note at any time into shares of our Common Stock at a price of $0.75 per share.  Interest on the Note is payable quarterly in arrears; at our election, all or any portion of the interest may be paid by the issuance of shares of our Common Stock valued at 90% of the volume weighted average trading price per share of our Common Stock for the ten trading days immediately preceding the respective interest payment date. We may not pre-pay the Note without the prior written consent of the holder.

The warrant permits the holder to purchase, at any time on or before September 30, 2013, up to 4,000,000 shares of our Common Stock at a purchase price of $1.25 per share which was subsequently adjusted to $0.525 as provided for in the warrant agreement (see Note 14). The warrant contains conventional anti-dilution provisions for the adjustment of the exercise price in the event we issue additional shares of our Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than $0.80 per share (the closing price for our Common Stock on September 12, 2008). The warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

The Agreement provides that Quercus will purchase an additional Note (in form substantially identical to the Note issued at the initial closing) in the original principal amount of $5,000,000 and an additional warrant (in form substantially identical to the warrant issued at the initial closing) for the purchase of 10,000,000 shares of our Common Stock upon the satisfaction of certain conditions set forth in the Agreement (see Note 14).  Pursuant to the Agreement, we amended the warrant issued to Quercus on December 18, 2007 to reduce the exercise price of such warrant from $1.50 to $1.25 per share, which resulted in the recording of $360,000 of general and administrative expense.

In the Agreement, we agreed to file one or more registration statements under the Securities Act of 1933 covering the resale by Quercus of the shares of our Common Stock issuable in payment of interest on the notes, upon conversion of the Notes or upon exercise of the warrant. The registration rights provisions of the Agreement contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event the required registration statements are not filed or are not declared effective prior to deadlines set forth in the Agreement (see Notes 8, 13 and 14).

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

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $846,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $987,000, the intrinsic value of the conversion feature on that date. The total debt discount of $1,833,000 is amortized to interest expense over the stated term of the Note.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 5: Convertible debt (continued)

Management determined that the Company was in violation of debt covenants in the Agreement regarding payment of payroll taxes and contingent liabilities (see Note 13).  These violations were events of default as defined in the Agreement.  As more fully discussed in Note 14, in connection with the September 2009 Series B Convertible Preferred Stock financing between the Company and an investor group that included Quercus, all the investors agreed to execute general releases of all prior claims (whether or not yet asserted).  Since management believes that it is probable that the conditions specified in the release documents will be met prior to November 15, 2009, the Note was classified as long-term debt in the accompanying 2008 Balance Sheet.  Pursuant to the terms of the Series B Convertible Preferred Stock financing contemplated by a term sheet between the Company and the investors dated September 16, 2009, the Note was amended on September 28, 2009 in order to conform the terms of the Note to the terms specified in the term sheet.  The outstanding principal balance of the amended Note, and all accrued and unpaid interest thereon, will be converted into Series B Preferred Stock of the Company at the price per share at which such Preferred Stock will be issued upon the closing of the second tranche of the Series B Convertible Preferred Stock financing.

For its services in connection with our sale of the Note and the warrant to Quercus, we paid Merriman Curhan Ford & Co. a placement fee of $160,000 and issued to that firm a warrant (in form substantially identical to the warrant issued to Quercus) for the purchase of 453,334 shares of our Common Stock.  The warrant was issued to Merriman Curhan Ford & Co. in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.  The Company estimated the fair value of the warrant using a Black-Scholes option pricing model and recorded $166,056 of general and administrative expense in connection with the issuance of the warrant.

Note 6: Income taxes

A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2008, 2007 and 2006 were increases of approximately $4,320,000, $5,525,000 and $1,393,000, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Net operating loss carryforwards	$12,920	$11,549	$7,550
Contingent liability reserves	1,839	161	—
Stock options and warrants	3,753	2,491	1,306
Other	324	315	135
	18,836	14,516	8,991
Valuation allowance - deferred tax assets	(18,836)	(14,516)	(8,991)

	$—	$—	$—

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Computed at statutory rate (34%)	$(5,435)	$(6,397)	$(1,256)
Increase in valuation allowance for deferred tax assets	4,320	5,525	1,393
Non-deductible items and other	1,115	872	(137)

Provision for income taxes	$—	$—	$—

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 6: Income taxes (continued)

The Company has net operating loss carryforwards, which expire in various amounts during 2009 through 2028, at December 31, 2008 of approximately $34,000,000.  The Internal Revenue Code provides for limitations on the use of net operating loss carryforwards for acquired entities. The Company’s annual limitation for the use of CASTion’s net operating loss carryforwards for periods prior to the date of acquisition for income tax reporting purposes is approximately $300,000.

Note 7: Related party transactions

During 2000, the Board of Directors approved the formation of a ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“ThermoEnergy Power Systems”) for the purpose of transferring the Company’s rights and interests in TIPS. The organizational documents for ThermoEnergy Power Systems indicate that the Company will have an 85% ownership interest and Mr. Alexander G. Fassbender, Executive Vice President and Chief Technology Officer, as the inventor of the technology, will have a 15% ownership interest.  During 2008, by Court Order, Mr. Fassbender’s 15% ownership interest was divided into a 7.5% ownership interest to Mr. Fassbender and a 7.5% ownership interest to Mr. Fassbender’s ex-wife.  As of December 31, 2008, ThermoEnergy Power Systems had not been capitalized by the Company and had no transactions.

The Company has employment agreements with each of its senior officers that specify base compensation, minimum annual increases and lump sum payment amounts in the event of a change in control of the Company. See Notes 2, 3 4, 5, 8, 9, and 14 for additional related party transactions.

Note 8: Common Stock

The Company owns 83,797 shares of its Common Stock pursuant to a settlement agreement with a former stockholder. These treasury shares have a zero cost basis.

The Company’s 1997 Stock Option Plan (the “Plan”) provided for incentive and non-incentive stock options for an aggregate of 750,000 shares of Common Stock for key employees and non-employee Directors of the Company. The Plan, which expired on December 31, 2007, provided that the exercise price of each option must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The Plan contained automatic grant provisions for non-employee Directors of the Company. No formal grant of stock options under the Plan was made during 2007 and 2006.

During 2008, the Company’s stockholders approved the ThermoEnergy Corporation 2008 Incentive Stock Plan (the “2008 Plan”) for officers, employees, non-employee members of the Board of Directors, consultants and other service providers.  The 2008 Plan provides for the granting of non-qualified stock options, restricted stock, stock appreciation rights (“SAR”) and incentive stock options.  Options may not be granted at an exercise price less than the fair market value of the Company’s Common Stock on the date of grant and the term of the options may not be in excess of ten years.  The maximum number of shares for stock options, restricted stock and SAR awards to any one participant under the 2008 Plan is 500,000 shares per calendar year and 10,000,000 shares of the Company’s Common Stock have been reserved for issuance under the 2008 Plan.

Although the granting of awards under the 2008 Plan is generally at the discretion of the Compensation Committee of the Board of Directors, the 2008 Plan provides for automatic grants of stock options to the members of the Board of Directors who are not employees of the Company. Each non-employee Director who is elected or appointed to the Board for the first time shall automatically be granted a Nonqualified Stock Option to purchase 30,000 shares of Common Stock. Thereafter, at each subsequent annual meeting of stockholders, each non-employee Director who is re-elected to the Board of Directors or continues to serve a term that has not expired will receive an Option grant to purchase an additional 30,000 shares. All Options granted to non-employee Directors shall vest and become fully exercisable on the date of the first annual meeting of stockholders occurring after the end of the fiscal year of the Company during which such Option was granted and shall have a term of ten years.

During 2008, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 2,031,300 non-qualified stock options.  The options are exercisable at exercise prices of $1.24 and/or $1.75 for a ten year period. The exercise price was at or above the market price on the grant date.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 8: Common Stock (continued)

During 2007, the Board of Directors awarded officers and various members of the Board of Directors a total of 1,890,000 non-qualified stock options. The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date (weighted average price of $1.04 per share and expire over a weighted average expiration of 3 years from grant date.

During 2006, the Board of Directors awarded various officers and members of the Board of Directors a total of 545,000 non-qualified stock options. The options are exercisable at the quoted market price of the Company’s Common Stock on the grant date ($0.94) and expire five years from that date.

The fair value of options granted during 2008, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006

Weighted - average
Risk free interest rate	4.05%	3.51%	4.31%
Expected option life (years)	10.0	3.0	5.0
Expected volatility	65%	65%	65%
Expected dividends	None	None	None

A summary of the Company’s stock option activity for the three years ended December 31, 2008, and related information follows:

			Weighted
			Average
			Exercise
	Number	Price	Number
	of Shares	per Share	Exercisable

Balance at December 31, 2005	5,191,900	$1.89	5,191,900
Granted during 2006	545,000	$0.94

Balance at December 31, 2006	5,736,900	$1.80	5,736,900
Granted during 2007	1,890,000	$1.04

Balance at December 31, 2007	7,626,900	$1.61	7,626,900
Granted during 2008	2,031,300	$1.56
Expired unexercised	(1,444,400)	$2.84
Balance at December 31, 2008	8,213,800	$1.23	8,213,800

The weighted average fair value of options granted during the periods presented above were approximately $299,000, $904,000 and $1,682,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Exercise prices for options outstanding as of December 31, 2008 ranged from $.43 to $6.36. The weighted average remaining contractual life of those options was approximately 4.2 years at December 31, 2008.

See Note 14 for a discussion of the grant of 1,000,000 stock options to officers in February 2009 as a non-cash bonus for 2008.  An accrual of $306,400 for the bonus is included in Other Current Liabilities in the 2008 Consolidated Balance Sheet.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2008

Note 8: Common Stock (continued)

In two separate transactions during 2007, the Company issued shares of Common Stock to two shareholders, Mr. Robert S. Trump and The Focus Fund, LP.  In the aggregate, the Company issued and sold 4,000,000 shares of Common Stock at a price of $.75 per share for $2,900,000 net of costs of $99,721. The shareholders received  warrants to purchase one-half a share of restricted Common Stock for each share purchased. The warrants entitle the holders to purchase up to 2,000,000 shares of Common Stock, at any time for a three year period, at an exercise price equal to the daily weighted average price per share of the Common Stock for the 365-day period immediately preceding the date on which the warrants are exercised, subject to a minimum exercise price of $0.75 per share and a maximum exercise price of $1.50 per share. The securities were issued in private placements not involving any public offering and exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of such Act. No brokers or placement agents were involved in the offering of such securities. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and assigned $473,000 to those warrants.

During 2007, the Company issued 4,588,088 shares at $.55 per share to the selling stockholders for the acquisition of CASTion. See Note 9 for detail information on the acquisition.

On December 18, 2007 the Company issued 6,666,667 shares of Common Stock to Quercus for $5,000,000 net of issuance cost of $667,284, and a warrant for the purchase of 10,000,000 shares of Common Stock. The warrant permits the holder to purchase, at any time on or before December 31, 2012, up to 10,000,000 shares of our Common Stock at a purchase price of $1.50 per share, which was subsequently reduced to $1.25 per share during 2008 (see Note 5) and to $0.525 per share during 2009 (see Note 14). The warrant contains conventional anti-dilution provisions for the adjustment of the exercise price in the event we issue additional shares of our Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than the then-effective exercise price. The warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

In connection with the Quercus transaction closing, the Company committed to file within 60 days a shelf registration statement covering the resale of the Common Stock sold and issuable upon exercise of the warrant and to use its best efforts to keep the registration statement continuously effective for a period of up to five years. The Securities Purchase Agreement for the transaction provides that the failure of the Company to file the registration statement within the prescribed time period, or that the failure of the Company to perform five other specific actions regarding a filed registration statement, triggers cash liquidated damage payments to the investor. The specified cash payments are equal to 1% of the gross amount invested payable on the date a failure to perform occurs and on the same day of each successive month thereafter until the failure to perform is cured. There is no stated limitation on the maximum potential consideration to be transferred under the registration payment arrangement.  A similar registration payment arrangement was included in the Securities Purchase Agreement for the $2,000,000 Convertible Promissory Notes purchased by Quercus in September 2008 (see Note 5)

The Company did not file the registration statements within the prescribed time periods.  As discussed more fully in Note 14, during April 2009, Quercus filed lawsuits against the Company requesting, among other things, payment of the liquidated damage specified by the registration payment arrangements.  However, in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009, Quercus agreed to dismiss the lawsuits against the Company and to remove the registration payment arrangements.  An expense accrual for the liquidated damages specified by the registration payment arrangements is not included in the 2008 consolidated financial statements since management concluded that it was not probable that the Company will be required to make the liquidated damage payments.

The net proceeds from the transaction of $4,332,716 were allocated to the Common Stock and to the warrant on a relative fair value basis ($2,531,173 to the Common Stock and $1,801,543 to the warrant). The fair value of the Warrant was determined using a Black-Scholes option pricing model.

In December 2007 the Board of Directors approved restricted stock awards for officers of the Company for 250,000 shares of Common Stock. The terms of the awards provided for issuance of the shares during 2008. Since the awards were earned during 2007, a liability amounting to $278,000 was accrued as of December 31, 2007 (included in Other Current Liabilities in the accompanying 2007 Consolidated Balance Sheet) for the compensation expense associated with the awards.

Also, on June 26, 2008 the Company issued warrants to acquire 1,250,000 shares of Common Stock to two shareholders for the final settlement of bridge loan obligations. The Company recorded an expense of $616,000 during the second quarter for the issuance of these warrants based upon the Black-Scholes options model.

The Company also issued 572,968 shares of Common Stock from the exercise of various warrants at an average price of $0.61 per share, and 1,272,351 shares of Common Stock from the cashless exercise of 2,581,164 warrants.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 8: Common Stock (continued)

On June 2, 2008, a member of the Company’s Board of Directors, Mr. Martin A. Roenigk, exercised a warrant to acquire 550,000 shares of Common Stock at an exercise price of $0.60 per share.

During 2008 the Company issued 220,000 shares of Common Stock to consultants for services rendered.

The Company recorded general and administrative expense in connection with warrants issued for services amounting to $1,331,000, $331,000 and $433,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and for broker compensation in connection with a private placement of Common Stock during 2007.  The value of the warrants was computed using a Black-Scholes option model.

At December 31, 2008, there were outstanding warrants for the purchase of 28,628,592 shares of the Company’s Common Stock at prices ranging from $0.27 per share to $1.82 per share (weighted average exercise price was $1.12 per share) until expiration (800,000 shares in 2009, 3,000,000 shares in 2010, 13,833,333 shares in 2012, 7,718,220 shares in 2013, and 3,277,039 shares in 2015).

At December 31, 2008, approximately 50,000,000 shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments (see Note 14 for subsequent events involving warrants, stock options and Common Stock of the Company).

Note 9: Acquisition

On July 2, 2007, the Company entered into an Agreement for the Purchase and Sale of Securities with CASTion and six investment funds, pursuant to which the Company acquired shares of the preferred stock of CASTion representing, in the aggregate, 90.31% of the total issued and outstanding shares of CASTion’s common stock on an as-converted basis and, from certain of the investment funds, $2,000,000 face amount of promissory notes and other debt obligations of CASTion.

Under the Agreement, the Company paid the following consideration: (i) $2,000,000 in cash, (ii) an aggregate of 4,588,088 shares of the Company’s Common Stock, (iii) Convertible Promissory Notes in the aggregate principal amount of $3,353,127, and (iv) six-year Common Stock purchase warrants for the purchase of an aggregate of 4,569,925 shares of the Company’s Common Stock at an exercise price of $0.50 per share.

The Company agreed to maintain the separate corporate existence of CASTion, and to operate it as a separate division, until the Notes have been paid in full. We have granted to the Note holders a security interest in the shares of CASTion as collateral security for payment and performance of the Company’s obligations under the Notes.

In the Agreement for the Purchase and Sale of Securities, we agreed to include in any registration statement that we may file under the Securities Exchange Act of 1934 (with certain specified exceptions) the shares of the Company’s Common Stock issued in connection with the purchase of CASTion and the shares issuable upon conversion of the Notes or exercise of the warrants.

CASTion provides customized turnkey systems for industrial wastewater treatment. CASTion offers a range of products and services including vacuum distillation, evaporators, reverse osmosis, ion exchange, oil/water separators, water use reduction and other water management services.  The Company acquired CASTion to; 1) enable the Company to become a full-service water company, 2) to achieve synergisms from combining the technologies of CASTion and the Company, and 3) to enable the Company to control the technologies.  The Company recorded goodwill at closing, equal to the difference between the purchase price and the fair value of the net assets acquired.  The recorded goodwill was not deductible for income tax reporting purposes.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of CASTion were recorded at their respective fair values as of the date of acquisition.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 9: Acquisition (continued)

The calculation of the purchase price is as follows:

Shares of the Company’s Common Stock issued	4,588,088
Assigned stock price (1)	$.55
Fair Value of Common Stock issued	2,523,448
Plus: Acquisition costs incurred	189,997
Total cash and Common Stock	2,713,445
Plus other consideration:
Convertible Note $3,353,127, net of valuation discount of $313,425 and discount for beneficial conversion feature of $313,182 (2)	2,726,520
Common stock warrants (3)	1,644,259
Total purchase price	$7,084,224

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

CASTion’s summary balance sheet is as follows:

Current assets	$635,090
Other assets	116,876
$751,966

Current liabilities, net of minority interest	$4,333,338
Net assets (deficit)	(3,581,372)
$751,966

The Company’s goodwill impairment analysis as of December 31, 2007 resulted in a fair value valuation for goodwill, which was attributable to the Water Group segment (see note 11), as of December 31, 2007 of $0.  The impairment was due partly to 1) the reduced revenue recorded at CASTion in 2007 compared to prior years, 2) the net loss and negative cash flow history at CASTion, and 3) the inability of determining a comparative valuation for the patented and patent pending technologies developed by CASTion.

The results of operations of CASTion subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following pro forma information for the years ended December 31, 2007 and 2006 reflects the Company’s estimated consolidated results of operations as if the acquisition of CASTion occurred at January 1, 2006.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 9: Acquisition (continued)

(dollars in thousands, except per share data)	2007	2006
Gross operating income	$1,551	$4,982
Loss from operations	$(18,628)	$(4,674)
Net loss	$(18,313)	$(4,738)
Net loss from operations per share	$(0.59)	$(0.17)
Net loss per share	$(0.58)	$(0.17)

Note 10: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2008, the Plan had not been funded nor submitted to the Internal Revenue Service for approval. CASTion has a 401(k) Plan, but no employer contributions have been made by CASTion.

Note 11: Segments

Due to the acquisition of CASTion during 2007, the Company expanded its segment presentation to better reflect how results of operations are now evaluated and allocations of capital resources are determined. The Water Group segment represents revenue and costs related to the development and commercialization of patented water treatment technologies and includes our headquarters and related operations.  The Power Group segment represents revenue and costs related to the development and commercialization of patented clean energy technologies. The Water Group segment allocates support costs to the Water Group segment on a percentage basis. The Company’s operations are currently conducted in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

For the Year ended December 31, 2008
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$1,146	$—	$1,146
Grant revenue	—	584	584
Total operating income	1,146	584	1,730

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,816	584	2,400
General and administrative	6,661	—	6,661
Selling expenses	405	—	405
Total operating expenses	8,882	584	9,466

Segment operating loss	$(7,736)	$—	$(7,736)

Total assets	$1,035	$—	$1,035

Reconciliation to net loss:
Total segment operating loss			$(7,736)
Warrants and stock options			(3,320)
Contingent liability accruals			(3,334)
Other income (expense)			(1,346)

Net loss			$(15,736)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 11: Segments (continued)

For the Year ended December 31, 2007
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$165	$—	$165
Grant revenue	—	457	457
Total operating income	165	457	622

Operating expenses:
Cost of wastewater treatment and recovery systems sales	599	457	1,056
General and administrative	4,881	—	4,881
Selling expenses	133	—	133
Total operating expenses	5,613	457	6,070

Segment operating loss	$(5,448)	$—	$(5,448)

Total assets	$4,195	$—	$4,195

Reconciliation to net loss:
Total segment operating loss			$(5,448)
Goodwill impairment			(10,664)
Warrants and stock options			(1,858)
Minority interest			1,138
Other income (expense)			(845)

Net loss			$(17,677)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 11: Segments (continued)

For the Year ended December 31, 2006
(in thousands)
	Water Group	Power Group	Total

Operating income:
New York contract revenue	$525	$—	$525
Grant revenue	—	532	532
Total operating income	525	532	1,057

Operating expenses:
Cost of contract or grant revenue	397	532	929
General and administrative	3,164	—	3,164
Total operating expenses	3,561	532	4,093

Segment operating loss	$(3,036)	$—	$(3,036)

Total assets	$2,408	$—	$2,408

Reconciliation to net loss:
Total segment operating loss			$(3,036)
Warrants and stock options			(732)
Other income (expense)			75

Net loss			$(3,693)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 12: Management's consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Technologies and to fund the Company’s liabilities, which included approximately $2,022,000 of payroll tax liabilities (see Note 13), $3,478,000 of convertible debt securities in default, net of debt discounts aggregating $313,000 (see Note 4) and $3,334,000 of contingent liability reserves (see Note 13). In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 13).  The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had previously provided funding to the Company in the past.  As more fully described in Note 14, the Company and the investor group approved term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events. The first tranche secured Convertible Promissory notes with an aggregate principal balance of $1,680,000 were issued on September 28, 2009.

Management is also actively pursuing commercial contracts to produce fees from projects involving the Technologies.  Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. As discussed more fully in Note 14, on February 25, 2009, ThermoEnergy Power Systems and Babcock Power Development, LLC, a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement confirming the formation of Babcock-Thermo Carbon Capture, LLC, a Delaware limited liability company for the purpose of developing and commercializing our TIPS technology.

Note 13: Commitments and contingencies

On June 2, 2009, the Company’s Audit Committee engaged special counsel to conduct an in-depth investigation of the federal and state employment and unemployment tax return filing and tax paying compliance record of the Company.  Questions concerning payroll tax matters arose during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2008 and the Company’s Chief Financial Officer (“CFO”) could not produce reliable documentation supporting the Company’s status with respect to compliance with the tax return filing and tax paying requirements.  After discovering that no payroll tax returns had been filed and that no payroll taxes had been paid to the Internal Revenue Service and state taxing authorities since the CFO assumed his officer position in mid-2005, the special counsel’s investigation was expanded to include a forensic accounting review of the Company’s financial records by a certified public accounting firm not involved with the audit of the Company’s financial statements.

On July 30, 2009, the special counsel presented a report to the Chairman of the Company’s Audit Committee which summarized the findings of the investigation, including the forensic accounting review.  The report confirmed that the Company had not filed any payroll tax returns or paid any payroll taxes since mid-2005 and that the Company’s CFO had sole responsibility for performing those functions.  The report indicated that the CFO’s representations regarding the status of the payroll tax matters were false and misleading and that he had made false accounting entries in the Company’s records to conceal the nonpayment of the payroll taxes.  A computation of the outstanding payroll tax liabilities and of statutory interest and penalties relating to the nonpayment of the payroll taxes and the nonfiling of the payroll tax returns as of December 31, 2008 was included in the report.

On July 31, 2009, the Company’s Board of Directors unanimously approved a resolution that the CFO’s employment be terminated for cause.  The CFO resigned on August 3, 2009.

During the fourth quarter of 2008, the Company accrued additional payroll taxes of approximately $1,064,000 resulting in total unpaid payroll taxes of approximately $2,022,000 at December 31, 2008, and recorded a contingency accrual of approximately $2,105,000 for estimated interest and penalties for late filing of the payroll tax returns and nonpayment of the payroll taxes.  Management plans to file the payroll tax returns as soon as possible and to present an offer in compromise for settlement of the payroll tax liabilities to the tax authorities which would require a minimum cash payment of approximately $400,000 with the offer.  The Company cannot predict the outcome of the offer in compromise proceedings.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 13: Commitments and contingencies (continued)

The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the CFO summarized above, the Company may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  The Company cannot predict what, if any, actions may be taken by the tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

See Note 14 for a discussion of litigation filed against the Company in 2009 by Quercus and the subsequent dismissal of the litigation.

During 2008, the Company exhausted the appeals process of the 2007 jury award against the Company for terminating a consulting contract with Rock Capital and was required to pay $431,762 to the plaintiff.

The Company’s contingent liability reserves consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Estimated penalties and interest – payroll tax liabilities	$2,105	$—
Rock Capital jury verdict	—	423
Other, including unasserted claims	1,229	—

	$3,334	$423

At December 31, 2007, the Company had cash in financial institutions that exceeded the limit insured by the Federal Deposit Insurance Corporation.

Note 14:  Subsequent events

On January 5, 2009 the Company acquired substantially all of the remaining shares outstanding of CASTion.  The Company issued to six individuals and/or entities 435,442 shares of restricted Common Stock, $351,614 face amount of 10% convertible debt (conversion price of $.50 per share and a maturity date of May 31, 2010) and warrants to acquire 424,164 shares of restricted Common Stock.  The fair value of the total consideration was $619,955.  The warrants have an exercise price of $0.50 per share and expire in approximately 4.5 years.  In addition, the Company escrowed $12,500 cash for the remaining minority shareholders that represents less than one percent of the acquired shares.  The completion of this transaction resulted in CASTion becoming a wholly owned subsidiary of the Company.

The acquisition of the CASTion non-controlling interest was accounted for in accordance with SFAS 160 which was adopted by the Company effective January 1, 2009.  SFAS 160 requires that the acquisition be recorded as an equity transaction, which resulted in a reduction of consolidated stockholders’ equity (deficit) of approximately $2,282,000 during the first quarter of 2009.

On February 11, 2009, the Company issued to Quercus a 10% Secured Convertible Promissory Note in the principal amount of $250,000 and entered into a Security Agreement with Quercus.  The Note matures on the earlier to occur of (i) the closing of an equity or convertible debt investment in our Company yielding gross proceeds of not less than $2,000,000.00 (a “Financing”) or (ii) December 31, 2009.  Quercus may elect to participate in the Financing by converting the principal amount of the Note into shares of the securities to be issued in the Financing at a price per share equal to 90% of the price per share to be paid by the other investors in the Financing.   Quercus’ right to participate in the Financing by conversion of the Note shall be conditioned on Quercus’ entering into such purchase agreements and related agreements as shall be executed at the closing of the Financing by the other investors participating in the Financing.

Interest on the Note is payable quarterly in arrears; at our election, all or any portion of the interest may be paid by the issuance of shares of our Common Stock valued at 90% of the volume weighted average trading price per share of our Common Stock for the ten trading days immediately preceding the respective interest payment date.  We may not pre-pay the Note without the prior written consent of Quercus.

To secure payment of, and performance of our other obligations under, the Note, we and our subsidiary CASTion, granted to Quercus, pursuant to the Security Agreement, a security interest in all of our intellectual property assets other than certain expressly excluded patent rights, licenses and related intellectual property identified in the Security Agreement, including, without limitation, the intellectual property rights used in or relating to our TEPS business.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 14:  Subsequent events (continued)

On February 25, 2009, the Company’s subsidiary, ThermoEnergy Power Systems and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc.,  entered into a Limited Liability Company Agreement (the “LLC Agreement”) confirming the formation of Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing and commercializing our proprietary TIPS technology.

ThermoEnergy Power Systems has entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive (even as to TEPS), irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to ThermoEnergy Power Systems’ intellectual property related to or necessary to practice the TIPS technology (the “TIPS License”).   In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the TIPS technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem (collectively, the “Subsystems”) and  BPD has entered into a license agreement with the Joint Venture and ThermoEnergy Power Systems pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to practice the Subsystems.

Pursuant to the LLC Agreement, each of ThermoEnergy Power Systems and BPD owns a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made a $50,000 capital contribution during August 2009.

The Joint Venture will be managed by a six-person Board of Managers, with three managers appointed by each member.  The Board of Managers has adopted a set of milestones by which it will measure the progress of the Joint Venture.  Pursuant to the LLC Agreement, either member may withdraw from the Joint Venture if any milestone is not met (unless the failure to meet such milestone is primarily attributable to a failure by such member to perform its obligations under the LLC Agreement or any related agreements).  If a member exercises its right to withdraw, the license that such member has granted to the Joint Venture will automatically terminate.

The LLC Agreement obligates the Joint Venture and each member to indemnify and hold the other member and its affiliates harmless against damages and losses resulting from such member’s fraud, gross negligence or intentional misconduct with respect to the Joint Venture.  We and Babcock Power, Inc. have entered into separate agreements to indemnify the joint venture and its members (other than our respective subsidiary-members) and their respective affiliates against damages and losses resulting from fraud, gross negligence or intentional misconduct of our respective subsidiary-members with respect to the Joint Venture.

The LLC Agreement contains other conventional terms, including provisions relating to governance of the entity, allocation of profits and losses, and restrictions on transfer of a member’s interest.  In connection with the formation of the Joint Venture, we and Mr. Alexander G. Fassbender entered into an Amendment to his Employment Agreement.  Among other things, the Amendment provides that Mr. Fassbender will not compete against our business or the business of any of our subsidiaries following termination of his Employment Agreement.

On February 26, 2009, the Company awarded various officers a total of 1,000,000 non-qualified stock options.  The options are exercisable at $1.50 per share which was approximately 325% of the closing market price on the date of issue, and expire in ten years from the date of award.  Since the options were granted as bonuses for 2008, an accrued bonus of $306,400, the fair value of the options on the date of grant using the Black Scholes option model, is included in Other Current Liabilities in the 2008 Consolidated Balance Sheet.

On March 6, 2009, the Company issued 1,428,571 shares of Common Stock at $.35 per share and issued warrants to acquire 714,286 shares of Common Stock to an unrelated third party institutional investor.  The warrants have an exercise price of $0.525 and expire five years from the grant date.

Pursuant to the warrant agreements, we reduced the exercise price of the Quercus warrants for 14,000,000 shares of the Company’s Common Stock from $1.25 to $0.525 per share due to the March 6, 2009 sale of Common Stock at $0.35 per share.  The warrant modification resulted in the recording of $1,030,000 of warrant expense in the first quarter of 2009.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 14:  Subsequent events (continued)

Also, on March 6, 2009, the Company offered to Quercus the right to participate in the March 6, 2009 financing pursuant to the Agreement with Quercus dated September 18, 2008 which permits Quercus to maintain its fully-diluted ownership interest in our Common Stock.  Quercus elected to not participate in the financing.

On April 1, 2009, the Company converted the balance of the August 12, 2008 Convertible Promissory Note payable to Robert S. Trump of $576,401 to 768,535 shares of restricted Common Stock.  On March 31, 2009, the Company extended the maturity of the December 22, 2008 Convertible Promissory Note payable to Robert S. Trump to June 30, 2009, and added the extension fee of $50,000 to the principal balance.  The Note remained outstanding after that date and was amended on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group and approved by the Company’s Board of Directors in September 2009.

On April 6, 2009, the Company received a Complaint filed by David Gelbaum, as Trustee of Quercus, bringing action against the Company in Delaware to enforce the provisions of the Securities Purchase Agreement between Quercus and the Company dated December 18, 2007.  The complaint requests enforcement of the Agreement of the shelf registration of the underlying securities and the payment of liquidation damages for the failure to register the securities.  On April 13, 2009, the Company received a letter from Counsel of Quercus notifying the acceleration and a demand for payment of the 10% Convertible Promissory Note due September 30, 2013 in the principal amount of $2,000,000.  The letter claims events of default defined in the Note.  On April 27, 2009, Quercus filed Form SC 13D/A (Amended Statement of Beneficial Ownership) with The Securities and Exchange Commission disclosing that Quercus has proposed that the Company change the composition of the Board of Directors, among other things, and that if the Company does not make changes to the Board of Directors and review other operational requirements, that Quercus may take other actions to effect such changes.  On April 29, 2009, Quercus brought an action in the United States District Court for the Eastern District of Arkansas against the Company (the “Arkansas Complaint’) to enforce the provisions of the 2008 Agreement for the $2,000,000 Convertible Note. The Arkansas Complaint alleges that, as a result of the events of default, the Note is now due and payable and seeks judgment in the amount of the Note (plus costs of collection).  The Arkansas Complaint also alleges that we have breached our shelf registration obligation with respect to the shares of our Common Stock issuable upon conversion of the Note or upon exercise of the warrant issued to Quercus pursuant to the 2008 Agreement and seeks liquidated damages for the failure to register such shares.

On April 27, 2009, the Company issued to three different funds and two affiliates of Empire Capital Partners 10% Convertible Promissory Notes aggregating $500,000.  The Notes mature on the earlier to occur of (i) the closing of the proposed funding with Quercus as reported in the September 15, 2008 Agreement with Quercus  or (ii) October 31, 2009.  Pursuant to the Purchase Agreement, Empire Capital Partners and its affiliates may elect to convert the Notes at any time into shares of our Common Stock at a price of $0.40 per share.  The Company also issued warrants to acquire 2,500,000 shares of Common Stock to the holders of the Notes.  The warrants have an exercise price of $0.55 and expire five years from the grant date.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $349,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $151,000, the intrinsic value of the conversion feature on that date. The total debt discount of $500,000 is amortized to interest expense over the stated term of the Note.

Also, on April 27, 2009, the Company offered to Quercus the right to participate in the April 27, 2009 financing pursuant to the Agreement with Quercus dated September 18, 2008 which permits Quercus to maintain its fully-diluted ownership interest in our Common Stock.  Quercus elected to not participate in the financing.

On June 25, 2009, the Company issued to Quercus a 10% Secured Convertible Promissory Note.  Under the terms of the Note, Quercus has agreed to make advances to the Company, from time to time, up to an aggregate principal amount of $150,000.  The Note provides that advances may be used only to pay legal and accounting fees and expenses related to the investigation by the Audit Committee of the Board of Directors of our financial affairs or other matters within the investigative authority of the Audit Committee (see Note 13).  On June 26, 2009, Quercus made an initial advance under the Note in the amount of $100,000.  The Note matures on the earlier to occur of (i) the closing of an equity or convertible debt investment in the Company yielding gross proceeds of not less than $2,000,000.00 or (ii) December 31, 2009.  Quercus may participate in the Financing by converting the principal amount of the Note into shares of the securities to be issued in the financing at a price per share equal to 80% of the price per share to be paid by the other investors in the financing.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 14:  Subsequent events (continued)

Advances under the Note bear interest at the rate of 10% per annum, payable in arrears on the last day of each March, June, September and December, commencing on September 30, 2009.  At our election, all or any portion of the interest due on any particular interest payment date may be paid by the issuance of shares of our Common Stock, par value $0.001 per share valued at 80% of the volume weighted average trading price per share of our Common Stock for the ten trading days immediately preceding the respective interest payment date.  We may not pre-pay the Note without prior written consent of Quercus.

We had previously entered into a Security Agreement dated February 11, 2009 with Quercus securing certain of our obligations to Quercus.  The June 25, 2009 Note amends that Security Agreement to provide that the June 25, 2009 Note shall also be secured to the same extent as the February 11, 2009 obligations.  We also entered into a letter agreement with Quercus in which we acknowledged that certain conditions to Quercus’ obligation to invest an additional $5,000,000 in the Company pursuant to the September 15, 2008 Securities Purchase Agreement have not been and cannot be met, and we irrevocably released any claim we may have on Quercus to make any further investment.

On June 26, 2009, the Company issued to The Focus Fund a 10% Convertible Promissory Note due October 15, 2009 in the principal amount of $108,000.  The outstanding principal and interest may be converted, at the holder’s election, into shares of the Company’s Common Stock at $.36 per share.  In connection with the Note, we also issued a warrant to The Focus Fund to purchase 600,000 shares of the Company’s Common Stock on or before June 17, 2014 at an exercise price of $.54 per share.

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $46,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance of the Note resulted in a beneficial conversion feature amounting to $19,000, the intrinsic value of the conversion feature on that date. The total debt discount of $65,000 is amortized to interest expense over the stated term of the Note.

As more fully discussed in Note 13, the Company recorded a contingent liability reserve of approximately $2,105,000 at December 31, 2008 for estimated interest and penalties for the late filing of the Company’s payroll tax returns and nonpayment of payroll taxes.  Additional accruals to the reserve for penalties and interest for the six months ended June 30, 2009 amounted to approximately $56,000.

On July 28, 2009, J. Winder Hughes was elected to the Company’s Board of Directors and was granted a stock option under the Company’s 2008 Incentive Stock Plan to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $.33 per share.  Mr. Hughes is responsible for the formation of the Focus Fund L.P.

On July 31, 2009, the Company issued an 8% Secured Convertible Promissory Note in the principal amount of $600,000 to the Focus Fund L.P.  The Note is due on the earlier to occur of (i) the closing of an equity or convertible debt investment yielding gross proceeds to the Company of not less than $2,000,000 or (ii) December 31, 2011.  The Note is convertible into to Common Stock of the Company at the option of the holder at a price of $.30 per share and is secured by the Company’s 85% ownership interest in ThermoEnergy Power Systems.  In addition, the Company issued a warrant to the Focus Fund L.P. for the purchase of 2,400,000 shares of the Company’s Common Stock at a price of $.50 per share.  The warrant expires on July 31, 2014.

On August 21, 2009, the Company’s Board of Directors approved a bridge financing proposal in the amount of $110,000 from the Focus Fund L. P.

On September 16, 2009, the Company and an investor group, consisting of Quercus, Empire Capital Partners, Robert S. Trump and the Focus Fund L.P., signed a term sheet for a Series B Convertible Preferred Stock financing, which if fully funded, would result in cash proceeds of $6,250,000 to the Company.  The term sheet provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.

In the first tranche funding of $1,680,000, the Company issued 8% Secured Convertible Promissory Notes on September 28, 2009 identical in form and substance to the Company’s 8% Secured Convertible Promissory Note issued to the Focus Fund L.P. on July 31, 2009, which was amended to provide for a conversion price of $.24 per share instead of $.30 per share and a maturity date of December 31, 2010.  In addition, the Company’s outstanding Convertible Promissory Notes payable to the investors in the original aggregate principal amount of $3,550,000 were amended to conform to the same terms as the 8% Secured Convertible Promissory Notes.  The security for all of the 8% Secured Convertible Promissory Notes is the Company’s 85% interest in ThermoEnergy Power Systems.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 14:  Subsequent events (continued)

In the second tranche funding of $1,400,000, expected to occur on or before November 15, 2009, the Company will issue shares of Series B Convertible Preferred Stock at a price per share to be specified at that date.  Upon the closing of the second tranche funding, the outstanding principal and accrued interest on all of the 8% Secured Convertible Promissory Notes will convert automatically into shares of the Company’s Series B Convertible Preferred Stock at the price per share at which such Preferred Stock will be issued.  Each share of Series B Convertible Preferred Stock will be convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock.  Except with respect to the election of the Board of Directors, holders of Series B Convertible Preferred Stock will vote on an as-converted basis together with the Common Stock holders on all matters.  The term sheet provides that the Company’s Board of Directors will consist of seven members.  Four Directors will be elected by holders of the Company’s Series B Convertible Preferred Stock (three to be designated by Quercus and one by Robert S. Trump) and three Directors will be elected by the holders of the Company’s Common Stock.

If the events specified in the term sheet occur, in the third tranche funding of $1,800,000 and the fourth tranche funding of $1,400,000, the Company will issue shares of Series B Convertible Preferred Stock.

Common Stock warrants with an aggregate exercise price equal to 200% of the principal amount invested will be issued to the investors at the closing of each tranche.  The warrants will expire in five years and provide for an exercise price of $.50 per share.

The term sheet also provides, among other things, for the following:  (i) the reduction of the exercise price to $.50 for the Company’s outstanding warrants held by the investors which have an exercise price greater than $.50 and were issued in conjunction with convertible notes which were amended in accordance with the term sheet; (ii) the dismissal of the litigation filed by Quercus against the Company; (iii)  the execution by the Company and the investors of mutual general releases of all prior claims (whether or not yet asserted); (iv) the removal of the registration payment arrangements with Quercus; (v) the employment of a new Chief Executive Officer and Chief Financial Officer; and (vi) the termination of all existing employment agreements with the Company’s executive officers.

On September 28, 2009, the litigation filed in Arkansas against the Company was dismissed. On September 30, 2009, the litigation filed in Delaware against the Company was dismissed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ThermoEnergy Corporation (Registrant)

By:	/s/ Dennis C. Cossey
Dennis C. Cossey Chairman of the Board and Chief Executive Officer

Date: October 7, 2009

In accordance with the Exchange Act, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dennis C. Cossey	October 7, 2009
Dennis C. Cossey President and Chief Executive Officer, Director

/s/ Arthur S. Reynolds	October 7, 2009
Arthur A. Reynolds Chief Financial Officer, Director

/s/ Alexander G. Fassbender	October 7, 2009
Alexander G. Fassbender Executive Vice President and Chief Technology Officer, Director

/s/ Paul A. Loeffler	October 7, 2009
Paul A. Loeffler Director

/s/ Louis J. Ortmann	October 7, 2009
Louis J. Ortmann Director

/s/ J. Winder Hughes III	October 7, 2009
J. Winder Hughes III Director