Form 10-Q
period 2009-03-31
THERMOENERGY CORP
filed 2009-10-15
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 33-46104-FW

THERMOENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0659511
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

124 WEST CAPITOL AVENUE, SUITE 880,
LITTLE ROCK, ARKANSAS	72201
(Address of Principal Executive Offices)	(Zip Code)

 Registrant’s Telephone Number, Including Area Code: (501) 376-6477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  52,150,896 shares of Common Stock as of March 31, 2009.

THERMOENERGY CORPORATON

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$12	$115
Accounts Receivable, net	128	111
Inventories	159	164
Other Current Assets	162	164
Total Current Assets	461	554

Property and Equipment, net	289	305
Other Assets	169	176

Total Assets	$919	$1,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$419	$204
Short-Term Borrowings	1,387	873
Convertible Debt in Default	3,656	3,478
Contingent Liability Reserves	3,334	3,334
Deferred Revenue	190	264
Other Current Liabilities	2,720	2,713
Total Current Liabilities	11,706	10,866

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	250	261
Convertible Debt	1,508	992
Total Long Term Liabilities	1,758	1,253

Total Liabilities	13,464	12,119

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, liquidation value of $1.20 per share: authorized - 20,000,000 shares; issued and outstanding: 2009 and 2008 - 208,334 shares	2	2

Common Stock, $.001 par value: authorized - 150,000,000 shares; issued: 2009 - 52,234,693 shares; 2008 - 50,247,537 shares; outstanding: 2009 - 52,150,896 shares; 2008 - 50,163,740 shares	52	50

Additional Paid-In Capital	58,854	58,810

Accumulated Deficit	(71,453)	(68,284)

Total ThermoEnergy Corporation Stockholders' Equity (Deficit)	(12,545)	(9,422)

Noncontrolling interest		(1,662)
Total Stockholders' Equity	(12,545)	(11,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$919	$1,035

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Contract and Grant Income	$375	$409
Less: Cost of Contract and Grant Income	480	534
Gross Operating Income (Loss)	(105)	(125)

Operating Expenses:
General and Administrative	962	795
Selling Expense	84	67
Option Expense	161	135
Warrant Expense	1,030	83
Professional Fees	202	229
Travel and Entertainment	59	224
Total Operating Expenses	2,498	1,533

Loss from Operations	(2,603)	(1,658)

Other Income (Expense):
Interest Income		11
Interest Expense	566	307
Total Other Income (Expense)	(566)	(296)

Net loss	(3,169)	(1,954)
Less: Net loss attributable to noncontrolling interest		(44)

Net Loss Attributable to ThermoEnergy Corporation	$(3,169)	$(1,910)

Per Common Share Attributable to ThermoEnergy Corporation:
Loss from Operations	$(0.05)	$(0.04)
Net Loss	$(0.06)	$(0.05)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended December 31, 2008 and the Three Months Ended March 31, 2009 (Unaudited)

	ThermoEnergy Corporation Stockholders' Equity
	Series A Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
	(in thousands)

Balance (Deficit) January 1, 2008	$53	$40	$50,794	$(52,548)	$(1,414)	$(3,075)

Warrants issued for services			1,331			1,331

Issuance of 220,000 shares of Common Stock for services			277			277

Cashless exercise of 4,662,639 warrants for 1,854,984 shares of Common Stock		2	(2)			-

Exercised 741,493 warrants for 741,493 shares of Common Stock		1	473			474

Stock grants issued to officers (250,000 shares at $1.11 per share)		1	278			279

Stock options issued to officers, directors and employees			1,682			1,682

Converted Preferred Stock to Common Stock (5,051,668 shares)	(51)	5	46			-

Convertible Note converted to Common Stock (1,146,036 shares at $0.50 per share)		1	572			573

Common Stock Issued for interest payments (124,172 shares at $0.47 per share)			58			58

Warrants and beneficial conversion feature issued with convertible notes			3,301			3,301

Net Loss				(15,736)	(248)	(15,984)

Balance (Deficit) December 31, 2008	$2	$50	$58,810	$(68,284)	$(1,662)	$(11,084)

Stock options issued to officers, directors and employees			468			468

Modification of warrants			1,030			1,030

Common Stock Issued for interest payments (103,143 shares)			52			52

Issuance of 20,000 shares of Common Stock for services			9			9

Issued 1,428,571 shares of Common Stock for cash		1	499			500

Issued 435,442 shares of Common Stock and warrants to acquire CASTion's noncontrolling interest		1	268			269

Purchase of CASTion shares from noncontrolling interest			(2,282)		1,662	(620)

Net Loss				(3,169)		(3,169)

Balance (Deficit) March 31, 2009	$2	$52	$58,854	$(71,453)	$-	$(12,545)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Operating Activities:
Net loss	$(3,169)	$(1,954)

Items not requiring (providing) cash:
Options issued to officers and directors	468
Warrant expense	1,030	83
Depreciation expense	16	6
Common Stock issued for services	9
Amortization	369	195

Changes in:
Accounts and notes receivable	(17)	(44)
Inventories	5	(66)
Other current assets	2	(53)
Accounts payable	215	(245)
Deferred revenue	(74)	90
All other current liabilities	304	(427)
Deferred compensation retirement plan	(11)	(11)

Net cash used in operating activities	(853)	(2,426)

Financing Activities:
Proceeds from issuance of Common Stock and warrants	500	-
Proceeds from Convertible Promissory Notes	250	750

Net cash provided by financing activities	750	750

Increase (Decrease) in cash	(103)	(1,676)
Cash, beginning of year	115	3,185
Cash, end of period	$12	$1,509

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 1:  Basis of presentation

In the Notes to the Consolidated Financial Statements, we use the terms “Company”, “we”, “our” and “us” to refer to ThermoEnergy Corporation and its subsidiaries.  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.  Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 50,971,816 and 41,005,053 shares for the periods ended March 31, 2009 and 2008, respectively.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  As more fully discussed in Note 2, the balance sheet at December 31, 2008 has been reclassified in connection with the adoption of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”) as of January 1, 2009.

For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2008 of ThermoEnergy Corporation.

Note 2:  Adoption of SFAS 160 and purchase of CASTion Corporation noncontrolling interest

As of January 1, 2009, the Company implemented SFAS 160 which modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned. In accordance with the provisions of SFAS 160, the Company has reclassified the noncontrolling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.

On January 5, 2009, the Company acquired substantially all of the remaining outstanding shares of CASTion Corporation (“CASTion”). The Company issued to six individuals and/or entities 435,442 shares of restricted Common Stock, $351,614 face amount of 10% convertible debt (conversion price of $.50 per share and a maturity date of May 31, 2010) and warrants to acquire 424,164 shares of restricted Common Stock. The fair value of the total consideration was $619,955. The warrants have an exercise price of $0.50 per share and expire in approximately 4.5 years. In addition, the Company escrowed $12,500 cash to fund the purchase of the shares held by the remaining noncontrolling stockholders that represents less than one percent of the outstanding shares. The completion of this transaction resulted in CASTion becoming a wholly-owned subsidiary of the Company.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 2:  Adoption of SFAS 160 and purchase of CASTion Corporation noncontrolling interest (continued)

The acquisition of the CASTion non-controlling interest was accounted for in accordance with SFAS 160, which requires that the acquisition be recorded as an equity transaction.  This resulted in a reduction of consolidated stockholders’ equity (deficit) of approximately $2,282,000 during the first quarter of 2009.

Note 3:  Formation of Babcock-Thermo Carbon Capture LLC

On February 25, 2009, the Company’s subsidiary, ThermoEnergy Power Systems LLC, and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc.,  entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing and commercializing our proprietary TIPS technology.

ThermoEnergy Power Systems has entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to ThermoEnergy Power Systems’ intellectual property related to or necessary to practice the TIPS technology (the “TIPS License”).   In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the TIPS technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem (collectively, the “Subsystems”) and  BPD has entered into a license agreement with the Joint Venture and ThermoEnergy Power Systems pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to practice the Subsystems.

Pursuant to the LLC Agreement, each of ThermoEnergy Power Systems and BPD owns a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations (see Note 11).

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 4:  Short-term borrowings

Short-term borrowings consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008

Convertible Promissory Note dated December 22, 2008, 7.5%, due June 30, 2009, less discount of $194 in 2008	$561	$307

Convertible Promissory Note dated August 12, 2008, 7.5%, due March 31, 2009	576	566

Convertible Promissory Note dated February 11, 2009, 10%, due December 31, 2009	250

	$1,387	$873

On March 31, 2009, the Company extended the maturity of the December 22, 2008 Convertible Promissory Note to June 30, 2009, and added an extension fee of $50,000 to the principal balance. The Note remained outstanding after that date and was amended on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group (see Note 11).

The Note dated August 12, 2008 maturing on March 31, 2009 was converted to 768,535 shares of the Company’s Common Stock on April 1, 2009.

On February 11, 2009, the Company issued to the Quercus Trust (“Quercus”) a 10% Secured Convertible Promissory Note in the principal amount of $250,000 and entered into a Security Agreement with Quercus.  The Note matures on the earlier to occur of (i) the closing of an equity or convertible debt investment in our Company yielding gross proceeds of not less than $2,000,000.00 (a “Financing”) or (ii) December 31, 2009.  Quercus may elect to participate in the Financing by converting the principal amount of the Note into shares of the securities to be issued in the Financing at a price per share equal to 90% of the price per share to be paid by the other investors in the Financing.   Quercus’ right to participate in the Financing by conversion of the Note shall be conditioned on Quercus’ entering into such purchase agreements and related agreements as shall be executed at the closing of the Financing by the other investors participating in the Financing.

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

The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing (see Note 11).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 4: Short-term borrowings (continued)

To secure payment of, and performance of our other obligations under, the Note, we and our subsidiary CASTion, granted to Quercus, pursuant to the Security Agreement, a security interest in all of our intellectual property assets other than certain expressly excluded patent rights, licenses and related intellectual property identified in the Security Agreement, including, without limitation, the intellectual property rights used in or relating to our ThermoEnergy Power Systems business.

Note 5: Convertible debt in default

For the quarter ended March 31, 2009, amortization of debt discount on the convertible debt in default amounted to $52,000.  In accordance with the Note agreements, accrued interest of $126,000 was added to the outstanding principal balances of the convertible debt as of March 31, 2009.

Note 6: Convertible debt

Convertible debt consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008

Convertible Promissory Note dated March 21, 2007, 5%, due March 21, 2013, less discounts of $211 in 2009 and $221 in 2008	$618	$588

Convertible Promissory Note dated March 7, 2008, 5%, due March 7, 2013, less discounts of $596 in 2009 and $628 in 2008	193	141

Convertible Promissory Note dated September 15, 2008, 10%, due September 30, 2013, less discounts of $1,663 in 2009 and $1,737 in 2008	337	263

Convertible Promissory Notes dated January 5, 2009, 10%, due May 31, 2010	360

	$1,508	$992

In accordance with the terms of the Notes, as of March 31, 2009 the Company added approximately $20,000 of accrued interest to each of the outstanding principal balances of the 5% Convertible Promissory Notes.

As more fully discussed in Note 2, on January 1, 2009 the Company issued $352,000 face amount of 10% Convertible Promissory Notes in connection with the acquisition of the remaining noncontrolling interest of CASTion.  The Notes are convertible by the holder into the Company’s Common Stock at $.50 per share.  As of March 31, 2009, the Company had added $8,000 of accrued interest to the outstanding principal balances of the Notes.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 7:  Common Stock

On February 26, 2009, the Company awarded various officers a total of 1,000,000 non-qualified stock options.  The options are exercisable at $1.50 per share which was approximately 325% of the closing market price on the date of issue, and expire in ten years from the date of award.  Since the options were granted as bonuses for 2008, an accrued bonus of $306,400, the fair value of the options on the date of grant using the Black-Scholes option model, was included in Other Current Liabilities in the 2008 Consolidated Balance Sheet.  On the grant date of February 26, 2009, additional paid-in capital was increased by $306,400 in satisfaction of the outstanding liability for the bonus.

On March 6, 2009, the Company issued and sold 1,428,571 shares of Common Stock for cash at $.35 per share and issued warrants to acquire 714,286 shares of Common Stock to an unrelated third party institutional investor.  The warrants have an exercise price of $0.525 and expire five years from the grant date.

Pursuant to the warrant agreements, we reduced the exercise price of the Quercus warrants for 14,000,000 shares of the Company’s Common Stock from $1.25 to $0.525 per share due to the March 6, 2009 sale of Common Stock at $0.35 per share.  The warrant modification resulted in the recording of $1,030,000 of warrant expense in the first quarter of 2009.

Note 8: Segments

The Water Group segment represents revenue and costs related to the development and commercialization of patented water treatment technologies and includes our headquarters and related operations. The Power Group segment represents revenue and costs related to the development and commercialization of patented clean energy technologies.  The Water Group segment allocates support costs to the Energy Group segment on a percentage basis. The Company’s operations are currently conducted in the United States.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 8: Segments (continued)

For the Period ended March 31, 2009
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$201	$-	$201
Grant revenue	-	174	174
Total operating income	201	174	375

Operating expenses:
Cost of wastewater treatment and recovery systems sales	306	174	480
General and administrative	1,223	-	1,223
Selling expenses	84	-	84
Total operating expenses	1,613	174	1,787
			-
Segment operating loss	$(1,412)	$-	$(1,412)

Total assets	$919	$-	$919

Reconciliation to net loss:
Total segment operating loss			$(1,412)
Warrant and stock options			(1,191)
Other income (expense)			(566)

Net loss attributable to ThermoEnergy Corporation			$(3,169)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 8: Segments (continued)

For the Period ended March 31, 2008
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$226	$-	$226
Grant revenue	-	183	183
Total operating income	226	183	409

Operating expenses:
Cost of wastewater treatment and recovery systems sales	351	183	534
General and administrative	1,331	-	1,331
Selling expenses	67	-	67
Total operating expenses	1,749	183	1,932
			-
Segment operating loss	$(1,523)	$-	$(1,523)

Total assets	$2,697	$-	$2,697

Reconciliation to net loss:
Total segment operating loss			$(1,523)
Warrant and stock options			(135)

Other income (expense)			(252)

Net loss attributable to ThermoEnergy Corporation			$(1,910)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 9:  Management’s consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Technologies and to fund the Company’s liabilities, which included approximately $2,172,000 of payroll tax liabilities (see Note 10), $3,656,000 of convertible debt securities in default, net of debt discounts aggregating $261,000 and $3,334,000 of contingent liability reserves (see Note 10).  In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 10).  The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had provided funding to the Company in the past.  As more fully described in Note 11, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000. The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events. The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued on September 28, 2009.

Management is also actively pursuing commercial contracts to produce fees from projects involving the Technologies.  Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies.  As discussed more fully in Note 3, on February 25, 2009, ThermoEnergy Power Systems and Babcock Power Development, LLC, a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement establishing Babcock-Thermo Carbon Capture, LLC, a Delaware limited liability company for the purpose of developing and commercializing our TIPS technology.

Note 10: Commitments and contingencies

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 10: Commitments and contingencies (continued)

On July 30, 2009, the special counsel presented a report to the Company’s Audit Committee which summarized the findings of the investigation, including the forensic accounting review.  The report confirmed that the Company had not filed any payroll tax returns or paid any payroll taxes since mid-2005 and that the Company’s CFO had sole responsibility for performing those functions.  A computation of the outstanding payroll tax liabilities and of statutory interest and penalties relating to the nonpayment of the payroll taxes and the nonfiling of the payroll tax returns as of December 31, 2008 was included in the report.

On July 31, 2009, the Company’s Board of Directors unanimously approved a resolution that the CFO’s employment be terminated for cause.  The CFO resigned on August 3, 2009.

During the fourth quarter of 2008, the Company accrued additional payroll taxes of approximately $1,064,000 resulting in total unpaid payroll taxes of approximately $2,022,000 at December 31, 2008, and recorded a contingency accrual of approximately $2,105,000 for estimated interest and penalties for late filing of the payroll tax returns and nonpayment of the payroll taxes.  Unpaid payroll taxes and the contingency accrual for estimated penalties and interest thereon as of March 31, 2009 amounted to approximately $2,172,000 and $2,177,000, respectively.  Management plans to file the payroll tax returns as soon as possible and to present an offer in compromise for settlement of the payroll tax liabilities to the tax authorities, which would require a minimum cash payment of approximately $400,000 with the offer.  The Company cannot predict the outcome of the offer in compromise proceedings.

The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the CFO summarized above, the Company may also face criminal and/or civil action with respect to the payroll tax matters.  The Company cannot predict what, if any, actions may be taken by the tax authorities or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

See Note 11 for a discussion of litigation filed against the Company in April 2009 by Quercus and the subsequent dismissal of the litigation.

The Company’s contingent liability reserves consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008

Estimated penalties and interest – payroll tax liabilities	$2,177	$2,105

Other, including unasserted claims	1,157	1,229

	$3,334	$3,334

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 11:  Subsequent events

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

On June 25, 2009, the Company issued to Quercus a 10% Secured Convertible Promissory Note.  Under the terms of the Note, Quercus has agreed to make advances to the Company, from time to time, up to an aggregate principal amount of $150,000.  The Note provides that advances may be used only to pay legal and accounting fees and expenses related to the investigation by the Audit Committee of the Board of Directors of our financial affairs or other matters within the investigative authority of the Audit Committee (see Note 10).  On June 26, 2009, Quercus made an initial advance under the Note in the amount of $100,000.  The Note matures on the earlier to occur of (i) the closing of an equity or convertible debt investment in the Company yielding gross proceeds of not less than $2,000,000.00 or (ii) December 31, 2009.  Quercus may participate in the Financing by converting the principal amount of the Note into shares of the securities to be issued in the financing at a price per share equal to 80% of the price per share to be paid by the other investors in the financing.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 11:  Subsequent events (continued)

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

On August 21, 2009, the Company received a short-term loan in the amount of $110,000 from the Focus Fund L. P.  This loan was repaid in September 2009.

The Company made a $50,000 capital contribution to Babcock Thermo Carbon Capture LLC during August 2009.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 11:  Subsequent events (continued)

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

In the first tranche funding of $1,650,000, the Company issued 8% Secured Convertible Promissory Notes on September 28, 2009 identical in form and substance to the Company’s 8% Secured Convertible Promissory Note issued to the Focus Fund L.P. on July 31, 2009, which was amended to provide for a conversion price of $.24 per share instead of $.30 per share and a maturity date of December 31, 2010. In addition, the Company’s outstanding Convertible Promissory Notes payable to the investors in the original aggregate principal amount of $3,550,000 were amended to conform to the same terms as the 8% Secured Convertible Promissory Notes. The security for all of the 8% Secured Convertible Promissory Notes is the Company’s 85% interest in ThermoEnergy Power Systems.

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

If the events specified in the agreement occur, in the third tranche funding of $1,800,000 and the fourth tranche funding of $1,400,000, the Company will issue shares of Series B Convertible Preferred Stock.  Common Stock warrants with an aggregate exercise price equal to 200% of the principal amount invested will be issued to the investors at the closing of each tranche. The warrants will expire in five years and provide for an exercise price of $.50 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

Currently the Company is primarily a “water company” with patented and proprietary water technologies that reside in the Company’s water subsidiary, CASTion.  The water technologies address wastewater problems for municipal and a broad range of industrial markets including water management and conservation, chemical recovery, and water purification.  The Company’s advanced power plant technology, TIPS, is aimed at competing with and ultimately replacing conventional energy fossil fuel combustion technologies for both large stationary utility power plants and small industrial combined heat and power package plants. The Company has developed TIPS mostly from funding from federal grants, and recently completed the approximately $1.5 million federal government grant sponsored by the U.S. Environmental Protection Agency and administered through the Alaska Energy Authority.  The Company cannot predict the acceptability of TIPS within its target markets.  The Company currently does not possess the technical, operational or financial resources necessary to construct or operate TIPS commercial facilities without external project funding and the ability to source engineering skills. This was a major factor in the Company’s subsidiary, ThermoEnergy Power System, LLC, and  Babcock Power Development, LLC, a subsidiary of Babcock Power, Inc.,  entering into a Limited Liability Company Agreement on February 25, 2009 establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company for the purpose of developing and commercializing TIPS (see Note 3 of Notes to Consolidated Financial Statements).

Recent events have had a significant adverse effect on the Company’s liquidity and results of operations.  As more fully discussed in Note 10 of Notes to Consolidated Financial Statements, in 2009, the Company discovered that the former Chief Financial Officer (“CFO”) failed to file the Company’s payroll tax returns and to pay the related payroll taxes since he assumed his officer position in 2005.  This resulted in an accrual during the fourth quarter of 2008 of an additional $1,064,000 of payroll taxes and $2,105,000 of estimated interest and penalties for late filing of the tax returns and nonpayment of the payroll taxes.  The Company’s investigation into the actions regarding payroll taxes and other activities of the former CFO have resulted in significant delays in the Company being able to file the Annual Report on Form 10-K for the year ended December 31, 2008 (which was filed on October 8, 2009) and the Company’s Form 10-Q reports for the quarters ended March 31, 2009 and June 30, 2009.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had provided funding to the Company in the past.  As more fully described in Note 10 of Notes to the Consolidated Financial Statements, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.  The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued by the Company on September 28, 2009.

Since the financing described in the preceding paragraph is in stages with over half of the potential funding dependent on the occurrence of specific events and due to the Company’ financial condition and to the significant uncertainties resulting from the actions of the former CFO, there are can be no assurance that the Company will be able to obtain the capital funds that will be needed for the Company to continue it operations.

Results of Operations

Comparison of Quarter Ended March 31, 2009 and 2008

Warrant expense for the quarter ended March 31, 2009 increased by $947,000 compared to the quarter ended March 31, 2008 due to the modification of warrants held by the Quercus Trust (see Note 7 of Notes to Consolidated Financial Statements) which resulted in the recording of an expense of $1,030,000.  Travel and entertainment expense decreased by $165,000 during the 2009 quarterly period compared to the corresponding period for 2008 due to the Company’s efforts to conserve cash.  Interest expense increased during 2009 compared to 2008 by $259,000 due to the increase of $2,404,000 in outstanding debt between the quarters.  Included in interest expense are $369,000 and $195,000 of amortization of debt discount for the quarters ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources Discussion

Historical View

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  During the quarters ended March 31, 2009 and 2008, the Company funded its operations primarily from the sale of convertible debt and restricted stock, generally from stockholders and other related parties.

Cash used in operations amounted to $853,000 and $2,426,000 for the quarters ended March 31, 2009 and 2008, respectively.  The majority of cash used in operating activities during those periods ended relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities as detailed in the Consolidated Statements of Cash Flows included herein.

Current Cash Requirements; Need for Additional Funds

At March 31, 2009, the Company did not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of March 31, 2009, the Company had a cash balance of approximately $12,000 and current liabilities of approximately $11.7 million, which consisted primarily of convertible debt in default of $3,656,000 (net of $261,000 of debt discounts), contingent liability reserves of $3,334,000 and unpaid payroll taxes of $2,172,000.

Recent events have had a significant adverse effect on the Company’s liquidity.  The Company’s former CFO’s actions regarding payroll tax matters resulted in an accrual during the fourth quarter of 2008 of an additional $1,064,000 of payroll taxes and $2,105,000 of estimated interest and penalties for late filing of the tax returns and nonpayment of the payroll taxes (see Note 10 of Notes to Consolidated Financial Statements for further information regarding payroll tax matters).

The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the CFO, the Company may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  The Company cannot predict what, if any, actions may be taken by the tax authorities or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had provided funding to the Company in the past.  As more fully described in Note 11 of Notes to the Consolidated Financial Statements, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.  The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued by the Company on September 28, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

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

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009.  Specifically, we have determined that our internal controls as of March 31, 2009 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficiently timely and accurate financial statements and required disclosures, (iii) there was a lack of segregation of duties in the Company’s significant accounting functions, (iv) our contract administration and accounting procedures were deficient, and (v) our former Chief Financial Officer engaged in acts that resulted in significant adjustments to the Company’s consolidated financial statements and subjected the Company to potential criminal and/or civil action with respect to the Company’s unpaid payroll tax matters (see Note 10 of Notes to the Consolidated Financial Statements).  The former Chief Financial Officer resigned on August 3, 2009 following a vote by the Company’s Board of Directors to terminate his employment for cause.  Mr. Arthur S. Reynolds, a member of the Company’s Board of Directors, was appointed Interim Chief Financial Officer.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

On September 28, 2009, the Arkansas Complaint was dismissed.  On September 30, 2009, the Delaware Complaint was dismissed.   See Note 11 of Notes to Consolidated Financial Statement for additional information.

Item 1a.  Risk Factors

There have been no material changes from the risk factors disclose in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2009, we issued to The Quercus Trust (“Quercus”) a 10% Secured Convertible Promissory Note in the principal amount of $250,000 (“Note”) and entered into a Security Agreement with Quercus (the “Security Agreement”).

The Note matures on the earlier to occur of (i) the closing of an equity or convertible debt investment in our company yielding gross proceeds of not less than $2,000,000.00 (a “Financing”) or (ii) December 31, 2009.  Quercus may elect to participate in the Financing by converting the principal amount of the Note into shares of the securities to be issued in the Financing at a price per share equal to 90% of the price per share to be paid by the other investors in the Financing.   Quercus’s right to participate in the Financing by conversion of the Note shall be conditioned on Quercus’s entering into such purchase agreements and related agreements as shall be executed at the closing of the Financing by the other investors participating in the Financing.

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

To secure payment of, and performance of our other obligations under, the Note, we and our subsidiary CASTion Corporation granted to Quercus, pursuant to the Security Agreement, a security interest in all of our intellectual property assets other than certain expressly excluded patent rights, licenses and related intellectual property identified in the Security Agreement, including, without limitation, the intellectual property rights used in or relating to our TEPS business.

Quercus is a trust for the benefit of the family of David Gelbaum.  Mr. Gelbaum, the trustee of Quercus, is a former member of our Board of Directors.

On March 6, 2009, we entered into Securities Purchase Agreements (the “March Agreements”) with Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund, Ltd (collectively, “Empire”), pursuant to which we issued to Empire an aggregate of 1,428,577 shares of our Common Stock at a purchase price of $0.35 per share, together with warrants for the purchase of an aggregate of 614,286 additional shares of our Common Stock at an exercise price of $0.525 per share.

The March Agreements contain conventional representations, warranties and covenants, including an undertaking by us to file with the Securities and Exchange Commission, within 120 days after closing, a registration statement covering resale of all of the shares of our Common Stock issued to Empire pursuant to the March Agreements and all shares of our Common Stock issuable upon exercise of the warrants issued to Empire pursuant to the March Agreements.   The March Agreements also grant to Empire a right of first refusal to participate, on a pro rata basis, in any future financings (with certain enumerated exceptions) we undertake prior to the second anniversary of the closing.  The warrants issued to Empire pursuant to the March Agreements may be exercised at any time on or before March 5, 2014, subject to our right to accelerate the expiration date in the event the closing price of our Common Stock equals of exceed 300% of the warrant exercise price for 30 consecutive trading days

In the March Agreements, Empire represented to us that each of them is an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) and a “qualified institutional buyer” (as such term is defined in Rule 144A under the Securities Act of 1933) and that each of them was acquiring the shares of our Common Stock and the warrant for its own account, for investment purposes, and without a view toward distribution or resale of such securities.  The shares of our Common Stock and the warrants were issued to Empire in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

Item 3. Defaults Upon Senior Securities

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of CASTion.  The balance of the Notes is technically in default and is shown in current liabilities as of March 31, 2009, due to the fact that the Company had not made the required prepayments from the Quercus private placement of equity closed on December 17, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended March 31, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

         The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
4.1	10% Secured Convertible Promissory Note issued to The Quercus Trust — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 17, 2009
4.2
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of March 6, 2009 — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 28, 2009

10.1
Security Agreement dated as of February 11, 2009 among ThermoEnergy Corporation, CASTion Corporation and The Quercus Trust — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 17, 2009

10.2	Limited Liability Company Agreement of Babcock-Thermo Carbon Capture LLC, dated as of February 25, 2009 — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 2, 2009
10.3	TEPS License Agreement, dated as of February 25, 2009 — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 2, 2009
10.4	Agreement to Indemnify Certain Members of Babcock-Thermo Carbon Capture LLC, dated as of February 25, 2009 — Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 2, 2009
!0.5 *
Amendment to Employment Agreement by and between Alexander G. Fassbender and ThermoEnergy Corporation, dated as of February 25, 2009  —  Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed March 2, 2009

10.6
Form of Securities Purchase Agreement dated as of March 6, 2009 by and between ThermoEnergy Corporation and each of the Investors party thereto  — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2009

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

*  May be deemed a compensatory plan or agreement

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2009
THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and
Chief Executive Officer