Form 10-Q
period 2009-06-30
THERMOENERGY CORP
filed 2009-10-15
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  53,454,293 shares of Common Stock as of June 30, 2009.

THERMOENERGY CORPORATON

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3
		Consolidated Statements of Operations for the six months and three months ended June 30, 2009 and 2008 (Unaudited)	4
		Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended January 1, 2008 through December 31, 2008 and the six months ended June 30, 2009 (Unaudited)	5
		Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4T.	Controls and Procedures	23
Part II.	Other Information
	Item 1.	Legal Proceedings	24
	Item 1a.	Risk Factors	24
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3.	Defaults Upon Senior Securities	26
	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 5.	Other Information	26
	Item 6.	Exhibits	26
Signature			27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$40	$115
Accounts Receivable, net	23	111
Inventories	161	164
Other Current Assets	56	164
Total Current Assets	280	554

Property and Equipment, net	271	305
Other Assets	163	176

Total Assets	$714	$1,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$432	$204
Short-Term Borrowings	1,144	873
Convertible Debt in Default	3,708	3,478
Contingent Liability Reserves	3,234	3,334
Deferred Revenue	652	264
Other Current Liabilities	3,028	2,713
Total Current Liabilities	12,198	10,866

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	254	261
Convertible Debt	1,627	992
Total Long Term Liabilities	1,881	1,253

Total Liabilities	14,079	12,119

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, liquidation value of $1.20 per share: authorized -
20,000,000 shares; issued and outstanding: 2009 and 2008 - 208,334 shares	2	2

Common Stock, $.001 par value: authorized - 150,000,000 shares;
issued: 2009 - 53,538,090 shares; 2008 - 50,247,537 shares;
outstanding: 2009 - 53,454,293 shares; 2008 - 50,163,740 shares	54	50

Additional Paid-In Capital	60,295	58,810

Accumulated Deficit	(73,716)	(68,284)

Total ThermoEnergy Corporation Stockholders' Equity (Deficit)	(13,365)	(9,422)

Noncontrolling interest		(1,662)
Total Stockholders' Equity	(13,365)	(11,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$714	$1,035

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Contract and Grant Income	$1,638	$1,185	$1,262	$776
Less: Cost of Contract and Grant Income	1,852	1,134	1,372	722
Gross Operating Income (Loss)	(214)	51	(110)	54

Operating Expenses:
General and Administrative	1,702	2,053	741	1,003
Selling Expense	245	155	160	88
Option Expense	181	1,277	20	1,277
Warrant Expense	1,030	699	-	616
Professional Fees	742	774	540	544
Travel and Entertainment	170	360	111	136
Total Operating Expenses	4,070	5,318	1,572	3,664

Loss from Operations	(4,284)	(5,267)	(1,682)	(3,610)

Other Income (Expense):
Interest Income	-	16	-	5
Interest Expense	1,148	509	581	201
Total Other Income (Expense)	(1,148)	(493)	(581)	(196)

Net loss	(5,432)	(5,760)	(2,263)	(3,806)
Less: Net loss attributable to noncontrolling interest	-	(85)	-	(41)

Net Loss Attributable to ThermoEnergy Corporation	$(5,432)	$(5,675)	$(2,263)	$(3,765)

Per Common Share Attributable to
ThermoEnergy Corporation:
Loss from Operations	$(0.08)	$(0.12)	$(0.03)	$(0.08)
Net Loss	$(0.10)	$(0.13)	$(0.04)	$(0.08)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended December 31, 2008 and the Six Months Ended June 30, 2009 (Unaudited)

	ThermoEnergy Corporation Stockholders' Equity
	Series A Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
	(in thousands)

Balance (Deficit) January 1, 2008	$53	$40	$50,794	$(52,548)	$(1,414)	$(3,075)

Warrants issued for services			1,331			1,331

Issuance of 220,000 shares of Common Stock for services			277			277

Cashless exercise of 4,662,639 warrants for 1,854,984 shares of Common Stock		2	(2)			-

Exercised 741,493 warrants for 741,493 shares of Common Stock		1	473			474

Stock grants issued to officers (250,000 shares at $1.11 per share)		1	278			279

Stock options issued to officers, directors and employees			1,682			1,682

Converted Preferred Stock to Common Stock (5,051,668 shares)	(51)	5	46			-

Convertible Note converted to Common Stock 1,146,036 shares at $0.50 per share)		1	572			573

Common Stock Issued for interest payments (124,172 shares at $0.47 per share)			58			58

Warrants and beneficial conversion feature issued with convertible notes			3,301			3,301

Net Loss				(15,736)	(248)	(15,984)

Balance (Deficit) December 31, 2008	$2	$50	$58,810	$(68,284)	$(1,662)	$(11,084)

Stock options issued to officers, directors and employees			487			487

Modification of warrants			1,030			1,030

Warrants issued for services			46			46

Common Stock Issued for interest payments (313,005 shares)			109			109

Issuance of 345,000 shares of Common Stock for services			188			188

Issued 1,428,571 shares of Common Stock for cash		2	498			500

Issued 435,442 shares of Common Stock and warrants to acquire CASTion's noncontrolling interest		1	268			269

Purchase of CASTion shares from noncontrolling interest			(2,282)		1,662	(620)

Warrants and beneficial conversion feature issued with convertible notes			565			565

Convertible Note converted to Common Stock (768,535 shares at $.75 per share)		1	576			577

Net Loss				(5,432)		(5,432)

Balance (Deficit) June 30, 2009	$2	$54	60,295	$(73,716)	$-	$(13,365)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Operating Activities:
Net loss	$(5,432)	$(5,760)

Items not requiring (providing) cash:
Options issued to officers and directors	487	1,277
Warrant expense	1,030	699
Warrants issued for services	46
Depreciation expense	34	23
Common Stock issued for services	188	247
Amortization	746	285

Changes in:
Accounts and notes receivable	88	(10)
Inventories	3	(91)
Other current assets	108	1
Accounts payable	228	(154)
Deferred revenue	388	(254)
All other current liabilities	560	(182)
Deferred compensation retirement plan	(7)	(22)

Net cash used in operating activities	(1,533)	(3,941)

Investing Activities
Purchases of property and equipment		(77)

Net cash used by investing activities		(77)

Financing Activities:
Proceeds from issuance of Common Stock and warrants	500	348
Proceeds from Convertible Promissory Notes	958	750

Net cash provided by financing activities	1,458	1,098

Increase (Decrease) in cash	(75)	(2,920)
Cash, beginning of year	115	3,185
Cash, end of period	$40	$265

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 1:  Basis of presentation

In the Notes to the Consolidated Financial Statements, we use the terms “Company”, “we”, “our” and “us” to refer to ThermoEnergy Corporation and its subsidiaries.  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.  Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 52,019,133 and 42,706,199 shares for the six-month periods ended June 30, 2009 and 2008, respectively, and 53,054,942 and 44,419,979 shares for the three-month periods ended June 30, 2009 and 2008, respectively.

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

June 30, 2009

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 4:  Short-term borrowings

Short-term borrowings consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008

Convertible Promissory Note dated December 22, 2008, 7.5%, due June 30, 2009, less discount of $194 in 2008	$571	$307

Convertible Promissory Note dated August 12, 2008, 7.5%, due March 31, 2009		566

Convertible Promissory Note dated February 11, 2009, 10%, due December 31, 2009	250

Convertible Promissory Note dated April 27, 2009, 10%, due October 31, 2009, less discount of $336	164

Secured Convertible Promissory Note dated June 25, 2009, 10%, due December 31, 2009	100

Secured Convertible Promissory Note dated June 26, 2009, 10%, due October 15, 2009, less discount of $49	59
	$1,144	$873

On March 31, 2009, the Company extended the maturity of the December 22, 2008 Convertible Promissory Note to June 30, 2009, and added an extension fee of $50,000 to the principal balance.  On June 30, 2009, the Company added accrued interest of $10,000 to the outstanding principal balance of the Note.  The Note remained outstanding after June 30, 2009 and was amended on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group. (see Note 11).

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

The Note was amanded and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock Financing (see Note 11).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 4: Short-term borrowings (continued)

Interest on the Note is payable quarterly in arrears; at our election, all or any portion of the interest may be paid by the issuance of shares of our Common Stock valued at 90% of the volume weighted average trading price per shareof our Common Stock for the ten trading days immediately preceding the respective interest payment date.  We may not pre-pay the Note without the prior written consent of Quercus.

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

On April 27, 2009, the Company issued to three different funds and two individual affiliates of Empire Capital Partners 10% Convertible Promissory Notes aggregating $500,000 in principal amount.  The Notes mature on the earlier to occur of (i) the closing of the proposed funding with Quercus as reported in the September 15, 2008 Agreement with Quercus  or (ii) October 31, 2009.  Pursuant to the Purchase Agreement, Empire Capital Partners and its affiliates may elect to convert the Notes at any time into shares of our Common Stock at a price of $0.40 per share.  The Company also issued warrants to acquire 2,500,000 shares of Common Stock to the holders of the Notes.  The warrants have an exercise price of $0.55 and expire five years from the grant date.

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

We had previously entered into a Security Agreement dated February 11, 2009 with Quercus securing certain of our obligations to Quercus.  The June 25, 2009 Note amends that Security Agreement to provide that the June 25, 2009 Note shall also be secured to the same extent as the February 11, 2009 obligations.  We also entered into a letter

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 4: Short-term borrowings (continued)

agreement with Quercus in which we acknowledged that certain conditions to Quercus’ obligation to invest an additional $5,000,000 in the Company pursuant to the September 15, 2008 Securities Purchase Agreement have not been and cannot be met, and we irrevocably released any claim we may have on Quercus to make any further investment.

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

Note 5: Convertible debt in default

For the six months ended June 30, 2009, amortization of debt discount on the convertible debt in default amounted to $104,000.  In accordance with the Note agreements, accrued interest of $126,000 was added to the outstanding principal balances of the convertible debt as of March 31, 2009.

Note 6: Convertible debt

Convertible debt consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008

Convertible Promissory Note dated March 21, 2007, 5%, due March 21, 2013, less discounts of $201 in 2009 and $221 in 2008	$628	$588

Convertible Promissory Note dated March 7, 2008, 5%, due March 7, 2013, less discounts of $563 in 2009 and $628 in 2008	226	141

Convertible Promissory Note dated September 15, 2008, 10%, due September 30, 2013, less discounts of $1,587 in 2009 and $1,737 in 2008	413	263

Convertible Promissory Notes dated January 5, 2009, 10%, due May 31, 2010	360

	$1,627	$992

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 6: Convertible debt (continued)

In accordance with the terms of the Notes, as of March 31, 2009, the Company added approximately $20,000 of accrued interest to each of the outstanding principal balances of the 5% Convertible Promissory Notes.

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

Note 7:  Common Stock

As discussed more fully in Note 2, the Company issued 435,442 shares of Common Stock in connection with the acquisition of the remaining noncontrolling interest of CASTion.

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

As discussed in Note 4, the Convertible Promissory Note dated August 12, 2008 maturing on March 31, 2009 was converted to 768,535 shares of the Company’s Common Stock at $.75 per share on April 1, 2009.

During the six months ended June 30, 2009, the Company issued 345,000 shares of Common Stock for services and 437,177 shares of Common Stock in satisfaction of accrued interest on convertible debt.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 8: Segments (continued)

For the six months ended June 30, 2009
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$1,424	$-	$1,424
Grant revenue	-	214	214
Total operating income	1,424	214	1,638

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,634	218	1,852
General and administrative	2,614	-	2,614
Selling expenses	245	-	245
Total operating expenses	4,493	218	4,711
			-
Segment operating loss	$(3,069)	$(4)	$(3,073)

Total assets	$714	$-	$714

Reconciliation to net loss:
Total segment operating loss			$(3,073)
Warrant and stock options			(1,211)
Other income (expense)			(1,148)

Net loss attributable to ThermoEnergy Corporation			$(5,432)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 8: Segments (continued)

For the six months ended June 30, 2008
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$902	$-	$902
Grant revenue	-	283	283
Total operating income	902	283	1,185

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,051	83	1,134
General and administrative	2,987	200	3,187
Selling expenses	155	-	155
Total operating expenses	4,193	283	4,476
			-
Segment operating loss	$(3,291)	$-	$(3,291)

Total assets	$1,429	$-	$1,429

Reconciliation to net loss:
Total segment operating loss			$(3,291)
Warrant and stock options			(1,976)
Other income (expense)			(493)
Net loss attributable to noncontrolling interest			85

Net loss attributable to ThermoEnergy Corporation			$(5,675)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 8: Segments (continued)

For the three months ended June 30, 2009
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$1,194	$-	$1,194
Grant revenue	-	68	68
Total operating income	1,194	68	1,262

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,311	61	1,372
General and administrative	1,392	-	1,392
Selling expenses	160	-	160
Total operating expenses	2,863	61	2,924
			-
Segment operating loss	$(1,669)	$7	$(1,662)

Total assets	$714	$-	$714

Reconciliation to net loss:
Total segment operating loss			$(1,662)
Warrant and stock options			(20)
Other income (expense)			(581)

Net loss attributable to ThermoEnergy Corporation			$(2,263)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 8: Segments (continued)

For the three months ended June 30, 2008
(in thousands)

	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$676	$-	$676
Grant revenue	-	100	100
Total operating income	676	100	776

Operating expenses:
Cost of wastewater treatment and recovery systems sales	700	22	722
General and administrative	1,605	78	1,683
Selling expenses	88	-	88
Total operating expenses	2,393	100	2,493
			-
Segment operating loss	$(1,717)	$-	$(1,717)

Total assets	$1,429	$-	$1,429

Reconciliation to net loss:
Total segment operating loss			$(1,717)
Warrant and stock options			(1,893)
Other income (expense)			(196)
Net loss attributable to noncontrolling interest			41

Net loss attributable to ThermoEnergy Corporation			$(3,765)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 9:  Management’s consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Technologies and to fund the Company’s liabilities, which included approximately $2,263,000 of payroll tax liabilities (see Note 10), $3,708,000 of convertible debt securities in default, net of debt discounts aggregating $209,000 and $3,234,000 of contingent liability reserves (see Note 10).  In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 10).  The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

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

June 30, 2009

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

During the fourth quarter of 2008, the Company accrued additional payroll taxes of approximately $1,064,000 resulting in total unpaid payroll taxes of approximately $2,022,000 at December 31, 2008, and recorded a contingency accrual of approximately $2,105,000 for estimated interest and penalties for late filing of the payroll tax returns and nonpayment of the payroll taxes.  Unpaid payroll taxes and the contingency accrual for estimated penalties and interest thereon as of June 30, 2009 amounted to approximately $2,263,000 and $2,177,000, respectively.  Management plans to file the payroll tax returns as soon as possible and to present an offer in compromise for settlement of the payroll tax liabilities to the tax authorities, which would require a minimum cash payment of approximately $400,000 with the offer.  The Company cannot predict the outcome of the offer in compromise proceedings.

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

See Note 11 for a discussion of the subsequent dismissal of the litigation.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 10: Commitments and contingencies (continued)

The Company’s contingent liability reserves consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008

Estimated penalties and interest – payroll tax liabilities	$2,177	$2,105

Other, including unasserted claims	1,057	1,229

	$3,234	$3,334

Note 11:  Subsequent events

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

On August 21, 2009, the Company received a short-term in the amount of $110,000 from the Focus Fund L. P. This loan was repaid in September 2009.

The Company made a $50,000 capital contribution to Bobcock Thermo Carbon Capture LLC during August 2009.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 11:  Subsequent events (continued)

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

Results of Operations

Comparison of Six-Month and Three-Month Periods Ended June 30, 2009 and 2008

Contract and grant income increased by $453,000 and $486,000 during the six-month and three-month periods ended June 30, 2009, respectively, compared to the corresponding periods for 2008 due to a $3 million contract that was started during 2008. The corresponding increases in cost of contract income for the two periods, however, exceeded the revenue increases resulting in the increases in the gross operating loss of $265,000 and $164,000 during the six-month and three-month periods ended June 30, 2009, respectively, compared to the corresponding periods for 2008.

The decreases in general and administrative expenses and travel and entertainment expenses during the 2009 periods compared to the corresponding 2008 periods were due to the Company’s efforts to conserve cash during 2009 due to difficulties in obtaining financing.  Selling expense increases during the 2009 periods were consistent with the increases in contract income.  The significant decreases in option expense during the 2009 periods were due to the large stock option grants during 2008 compared to 2009.  Warrant expense increased by $331,000 during the six-month period ended June 30, 2009 compared to the corresponding period for 2008 due to the modification of warrants held by the Quercus Trust (see Note 7 of Notes to Consolidated Financial Statements) which resulted in the recording of an expense of $1,030,000.  Interest expense increased by $639,000 and $380,000 during the six-month and three-month periods ended June 30, 2009, respectively, compared to the corresponding periods for 2008 due to the increase of $2,815,000 in outstanding debt between the June 30, 2009 and June 30, 2008.  Included in interest expense are $746,000 and $285,000 of amortization of debt discount for the six months ended June 30, 2009 and 2008, respectively, and $377,000 and $90,000 for the three months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources Discussion

Historical View

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  During the six months ended June 30, 2009 and 2008, the Company funded its operations primarily from the sale of convertible debt and restricted stock, generally from stockholders and other related parties.

Cash used in operations amounted to $1,533,000 and $3,941,000 for the six months ended June 30, 2009 and 2008, respectively.  The majority of cash used in operating activities during those periods ended relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities as detailed in the Consolidated Statements of Cash Flows included herein.

Current Cash Requirements; Need for Additional Funds

At June 30, 2009, the Company did not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of June 30, 2009, the Company had a cash balance of approximately $40,000 and current liabilities of approximately $12.2 million, which consisted primarily of convertible debt in default of $3,708,000 (net of $209,000 of debt discounts), contingent liability reserves of $3,234,000 and unpaid payroll taxes of $2,263,000.

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

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009.  Specifically, we have determined that our internal controls as of June 30, 2009 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficiently timely and accurate financial statements and required disclosures, (iii) there was a lack of segregation of duties in the Company’s significant accounting functions, (iv) our contract administration and accounting procedures were deficient, and (v) our former Chief Financial Officer engaged in acts that resulted in significant adjustments to the Company’s consolidated financial statements and subjected the Company to potential criminal and/or civil action with respect to the Company’s unpaid payroll tax matters (see Note 10 of Notes to the Consolidated Financial Statements).  The former Chief Financial Officer resigned on August 3, 2009 following a vote by the Company’s Board of Directors to terminate his employment for cause.  Mr. Arthur S. Reynolds, a member of the Company’s Board of Directors, was appointed Interim Chief Financial Officer.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, we issued shares of our Common Stock to the following persons, on the dates and in the amounts indicated, as payment for services:

Issued to	Number of Shares	Date
J. H. Darby	20,000 shares	April 1, 2009
Alliance Investors	225,000 shares	May 5, 2009
Bartley O’Hara	100,000 shares	June 25, 2009

We issued shares of our Common Stock to The Quercus Trust on the dates and in the amounts indicated, in payment of interest due on loans from The Quercus Trust:

Number of Shares	Date
220,869	April 13, 2009
6,446	May 26, 2009
209,862	June 30, 2009

On April 27, 2009, we entered into a Securities Purchase Agreement (the “Agreement”) with Empire Capital Partners, two funds affiliated with Empire and two individuals affiliated with Empire (the “Investors”), pursuant to which we issued to the Investors an aggregate of $500,000 face amount of our 10% Convertible Promissory Notes due October 31, 2009 (the “Notes”) and warrants to purchase an aggregate of 2,500,000 shares of our Common Stock at an exercise price of $0.55 per share.   The principal of, and interest on, the Notes are convertible at any time into shares of our Common Stock at a conversion price of $0.40 per share.  The expiration date of the warrants is April 30, 2014.  The Agreement contains conventional representations, warranties and covenants and an undertaking to file a registration statement covering resale of all of the shares of our Common Stock issuable upon conversion of the Notes or upon exercise of the warrants issued to the Investors pursuant to the Agreement.

In the Agreement, the Investors represented to us that each of them is an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) and a “qualified institutional buyer” (as such term is defined in Rule 144A under the Securities Act of 1933) and that each of them was acquiring the Notes and the warrants for its own account, for investment purposes, and without a view toward distribution or resale of such securities.  The shares of our Notes and the warrants were issued to the Investors in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

On June 25, 2009, we issued to The Quercus Trust (“Quercus”) a 10% Secured Convertible Promissory Note (the “Quercus Note”).  Under the Quercus Note,  Quercus has agreed to make advances to us, from time to time, up to an aggregate principal amount of $150,000.  The Quercus Note provides that advances may be used only to pay legal and accounting fees and expenses related to the investigation by the Audit Committee of our Board of Directors of our financial affairs or other matters within the investigative authority of the Audit Committee.  On June 26, 2009, Quercus made an initial advance under the Quercus Note in the amount of $100,000.

Advances under the Quercus Note bear interest at the rate of 10% per annum, payable in arrears on the last day of each March, June, September and December, commencing on September 30, 2009.  At our election, all or any portion of the interest due on any particular interest payment date may be paid by the issuance to Quercus of shares of our Common Stock, par value $0.001 per share (the “Common Stock”).  The number of shares of Common Stock to be issued in payment of interest shall be determined by dividing (i) the amount of interest to be so paid by (ii) 80% of the volume weighted average trading price per share of Common Stock for the 10 trading days immediately preceding date on which such interest is to be paid.

The Quercus Note matures on the earlier of the closing of an equity or convertible debt investment yielding gross proceeds to us of not less than $2,000,000 (the “Financing”) or December 31, 2009.  Quercus may participate in the Financing by converting the principal amount of the Quercus Note into shares of the securities to be issued in the Financing at a price per share equal to 80% of the price per share at which such securities will be issued to other investors in the Financing.

We had previously entered into a Security Agreement dated February 11, 2009 with Quercus (the “Security Agreement”) securing certain of our obligations to Quercus.  In the Quercus Note we pledge all Collateral (as defined in the Security Agreement) to secure our obligations under the Quercus Note.  The Quercus Note amends the Security Agreement to provide that the Quercus Note shall be secured by the Security Agreement to the same extent as the Note defined therein.

We may not prepay the Quercus Note without the prior written consent of Quercus.  The Quercus Note contains other customary provisions, including events of default, choice of law and consent to the exclusive jurisdiction of state and federal courts in Delaware to resolve disputes arising under the Quercus Note.

In connection with the Quercus Note, on June 25, 2009, we entered into a letter agreement with Quercus in which we acknowledged that certain conditions to Quercus’ obligation to invest an additional $5,000,000 in us pursuant to a Securities Purchase Agreement dated September 15, 2008, have not been and cannot be met, and we irrevocably released any claim we may have on Quercus to make any further investment.  We also agreed that the choice of law and choice of forum clause in the Note shall be applicable to any and all disputes that arise between us and Quercus and shall be deemed to amend and supersede all contrary choice of law and choice of forum clauses previously agreed to in any and all agreements between the parties, except only for the dispute as to late fees for failure to file a registration statement currently pending in Arkansas courts.

On June 26, 2009, we issued to The Focus Fund, LP (“Focus”) a 10% Convertible Promissory Note dated June 17, 2009 in the principal amount of $108,000 (the “Focus Note”).  The principal and accrued interest on the Focus Note is due and payable on October 15, 2009 and may be prepaid without premium or penalty.  The proceeds from the Focus Note will be used by us to fund business operations and for other general corporate purposes.  .  In connection with the Focus Note, we also issued a warrant (the “Focus Warrant”) to The Focus Fund to purchase 600,000 shares of the Company’s Common Stock on or before June 17, 2014 at an exercise price of $.54 per share.

The outstanding principal and accrued interest on the Focus Note may be converted, at Focus’s election, into shares of Common Stock at a conversion price of $0.36 per share.  The conversion price and the number of shares into which the Focus Note may be converted are subject to proportionate adjustment in the event of certain fundamental changes to the Common Stock, including stock splits, subdivisions or combinations, or upon certain extraordinary transactions affecting our corporate status, such as capital reorganizations, mergers or dispositions of our assets.

The Focus Note contains other customary provisions, including events of default, choice of law and consent to the exclusive jurisdiction of state and federal courts in Arkansas to resolve disputes arising under the Focus Note.

In connection with the Focus Note, we agreed in a letter to Focus dated June 15, 2009 that, should the conversion price or the exercise price of securities issued to Quercus (the “Quercus Securities”) be less than the conversion price of the Focus Note and the exercise price of the Focus Warrant, the conversion price of the Focus Note and/or the exercise price of the Focus Warrant will be adjusted to a price equal to the applicable conversion price or exercise price of the Quercus Securities.  In our letter to Focus, we also agreed that all shares of Common Stock purchased by Focus directly from us and all shares of Common Stock issuable upon exercise or conversion of any convertible notes or warrants issued by us to Focus will be entitled to piggyback registration rights entitling Focus to include, subject to the rules and regulations of the Securities and Exchange Commission, such shares of Common Stock in any registration statement we file with the Commission during the period prior to the date on which such shares of Common Stock may be freely resold by Focus without registration in reliance on the exemption from registration provided in Rule 144.

The Focus Warrant provides for early expiration at our election in the event the trading price for the Common Stock exceeds 300% of the Focus Warrant’s exercise price for a period of 30 consecutive trading days.

The conversion price of the Focus Warrant and the number of shares for which the Focus Warrant may be exercised are subject to proportionate adjustment in the event of certain fundamental changes to the Common Stock, including stock splits, subdivisions or combinations, or upon certain extraordinary transactions affecting our corporate status, such as capital reorganizations, mergers or dispositions of our assets.

Item 3. Defaults Upon Senior Securities

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of CASTion.  The balance of the Notes is technically in default and is shown in current liabilities as of June 30, 2009, due to the fact that the Company had not made the required prepayments from the Quercus private placement of equity closed on December 17, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended June 30, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

         The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
4.1
Form of 10% Convertible Promissory Note due October 31, 2009 issued pursuant to Securities Purchase Agreement dated as of April 27, 2009  — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 28, 2009

4.2
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of April 27, 2009  — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 28, 2009

4.3
Warrant No. W09-10 for the purchase of 600,000 shares of the Common Stock of ThermoEnergy Corporation issued to The Focus Fund, LP — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 30, 2009

4.4
10% Secured Convertible Promissory Note of ThermoEnergy Corporation dated June 25, 2009 in the principal amount of $150,000 issued to The Quercus Trust  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2009

4.5
10% Convertible Promissory Note of ThermoEnergy Corporation dated June 17, 2009 in the principal amount of $108,000 issued to The Focus Fund, LP  —  Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 30, 2009

10.1
Securities Purchase Agreement dated as of April 27, 2009 by and between ThermoEnergy Corporation and the Investors party thereto  — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 28, 2009

10.2	Letter Agreement between The Quercus Trust and ThermoEnergy Corporation dated June 25, 2009 — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 30, 2009
10.3	Letter Agreement between The Focus Fund, LP and ThermoEnergy Corporation dated June 15, 2009 — Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed June 30, 2009
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2009
THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and
Chief Executive Officer