Form 10-Q
period 2009-09-30
THERMOENERGY CORP
filed 2009-11-16
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  53,454,293 shares of Common Stock as of September 30, 2009.

THERMOENERGY CORPORATON

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements	3
		Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3
		Consolidated Statements of Operations for the nine months and three months ended September 30, 2009 and 2008 (Unaudited)	4
		Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended January 1, 2008 through December 31, 2008 and the nine months ended September 30, 2009 (Unaudited)	5
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4T.	Controls and Procedures	23
Part II.	Other Information
	Item 1.	Legal Proceedings	24
	Item 1a.	Risk Factors	24
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3.	Defaults Upon Senior Securities	28
	Item 4.	Submission of Matters to a Vote of Security Holders	28
	Item 5.	Other Information	28
	Item 6.	Exhibits	28
Signature			29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts )

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$743	$115
Accounts Receivable, net	12	111
Inventories	164	164
Other Current Assets	36	164
Total Current Assets	955	554

Property and Equipment, net	257	305
Other Assets	156	176

Total Assets	$1,368	$1,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$550	$204
Short-Term Borrowings	1,500	873
Convertible Debt in Default	3,708	3,478
Contingent Liability Reserves	3,154	3,334
Deferred Revenue	432	264
Other Current Liabilities	3,823	2,713
Total Current Liabilities	13,167	10,866

Long Term Liabilities:
Deferred Comp Retirement Plan for Officers Net of Current Portion	250	261
Convertible Debt	1,300	992
Total Long Term Liabilities	1,550	1,253

Total Liabilities	14,717	12,119

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, liquidation value of $1.20 per share: authorized - 20,000,000 shares; issued and outstanding: 2009 and 2008 - 208,334 shares	2	2

Common Stock, $.001 par value: authorized - 150,000,000 shares; issued: 2009 - 53,538,090 shares; 2008 - 50,247,537 shares; outstanding: 2009 - 53,454,293 shares; 2008 - 50,163,740 shares	54	50

Additional Paid-In Capital	64,934	58,810

Accumulated Deficit	(78,339)	(68,284)

Total ThermoEnergy Corporation Stockholders' Equity (Deficit)	(13,349)	(9,422)

Noncontrolling interest		(1,662)
Total Stockholders' Equity	(13,349)	(11,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,368	$1,035

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Contract and Grant Income	$2,608	$1,511	$970	$326
Less: Cost of Contract and Grant Income	2,926	1,529	1,074	395
Gross Operating Income (Loss)	(318)	(18)	(104)	(69)

Operating Expenses:
General and Administrative	2,940	2,680	1,210	626
Selling Expense	354	257	109	102
Option Expense	211	1,469	30	192
Warrant Expense	1,757	1,538	727	839
Professional Fees	1,210	992	498	218
Travel and Entertainment	257	539	86	179
Total Operating Expenses	6,729	7,475	2,660	2,156

Loss from Operations	(7,047)	(7,493)	(2,764)	(2,225)

Other Income (Expense):
Interest Income	-	16	-	-
Loss on Extinguishment of Debt	(1,208)	-	(1,208)	-
Interest Expense	(1,800)	(946)	(651)	(437)
Total Other Income (Expense)	(3,008)	(930)	(1,859)	(437)

Net loss	(10,055)	(8,423)	(4,623)	(2,662)
Less: Net loss attributable to noncontrolling interest	-	(157)	-	(71)

Net Loss Attributable to ThermoEnergy Corporation	$(10,055)	$(8,266)	$(4,623)	$(2,591)

Per Common Share Attributable to ThermoEnergy Corporation:
Loss from Operations	$(0.13)	$(0.17)	$(0.05)	$(0.04)
Net Loss	$(0.19)	$(0.18)	$(0.09)	$(0.05)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended December 31, 2008 and the Nine Months Ended September 30, 2009 (Unaudited)

	ThermoEnergy Corporation Stockholders' Equity
	Series A Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
	(in thousands)

Balance (Deficit) January 1, 2008	$53	$40	$50,794	$(52,548)	$(1,414)	$(3,075)

Warrants issued for services			1,331			1,331

Issuance of 220,000 shares of Common Stock for services			277			277

Cashless exercise of 4,662,639 warrants for 1,854,984 shares of Common Stock		2	(2)			-

Exercised 741,493 warrants for 741,493 shares of Common Stock		1	473			474

Stock grants issued to officers (250,000 shares at $1.11 per share)		1	278			279

Stock options issued to officers, directors and employees			1,682			1,682

Converted Preferred Stock to Common Stock (5,051,668 shares)	(51)	5	46			-

Convertible Note converted to Common Stock (1,146,036 shares at $0.50 per share)		1	572			573

Common Stock Issued for interest payments (124,172 shares at $0.47 per share)			58			58

Warrants and beneficial conversion feature issued with convertible notes			3,301			3,301

Net Loss				(15,736)	(248)	(15,984)

Balance (Deficit) December 31, 2008	$2	$50	$58,810	$(68,284)	$(1,662)	$(11,084)

Stock options issued to officers, directors and employees			584			584

Modification of warrants			1,691			1,691

Warrants issued for services			46			46

Common Stock Issued for interest payments (313,005 shares)			109			109

Issuance of 345,000 shares of Common Stock for services			188			188

Issued 1,428,571 shares of Common Stock for cash		2	498			500

Issued 435,442 shares of Common Stock and warrants to acquire CASTion's noncontrolling interest		1	268			269

Purchase of CASTion shares from noncontrolling interest			(2,282)		1,662	(620)

Warrants and beneficial conversion feature issued with convertible notes			4,446			4,446

Convertible Note converted to Common Stock (768,535 shares at $.75 per share)		1	576			577

Net Loss				(10,055)		(10,055)

Balance (Deficit) September 30, 2009	$2	$54	$64,934	$(78,339)	$-	$(13,349)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Operating Activities:
Net loss	$(10,055)	$(8,423)

Items not requiring (providing) cash:
Options issued to officers and directors	584	1,469
Warrant expense	1,757	1,225
Warrants issued for services	46	-
Depreciation expense	48	31
Loss on disposal of property and equipment	-	105
Loss on extinguishment of debt	1,208	-
Common Stock issued for services	188	247
Amortization	1,213	595

Changes in:
Accounts and notes receivable	99	61
Inventories	-	(40)
Other current assets	128	71
Accounts payable	346	(818)
Deferred revenue	168	(319)
All other current liabilities	1,149	65
Deferred compensation retirement plan	(11)	(33)

Net cash used in operating activities	(3,132)	(5,764)

Investing Activities
Purchases of property and equipment	-	(114)

Net cash used by investing activities	-	(114)

Financing Activities:
Proceeds from issuance of Common Stock and warrants	500	474
Proceeds from Convertible Promissory Notes	3,260	3,250
Other	-	(160)

Net cash provided by financing activities	3,760	3,564

Increase (Decrease) in cash	628	(2,314)
Cash, beginning of year	115	3,185
Cash, end of period	$743	$871

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 1:  Basis of presentation

In the Notes to the Consolidated Financial Statements, we use the terms “Company”, “we”, “our” and “us” to refer to ThermoEnergy Corporation and its subsidiaries.  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.  Stock options, warrants, and dilutive effect of the Company’s Series A Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive. The adjusted weighted average number of common shares used in the basic and diluted loss per share computations were 52,507,777 and 45,130,128 shares for the nine-month periods ended September 30, 2009 and 2008, respectively, and 53,454,293 and 49,925,292 shares for the three-month periods ended September 30, 2009 and 2008, respectively.

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

On January 5, 2009, the Company acquired substantially all of the remaining outstanding shares of CASTion Corporation (“CASTion”). The Company issued to six individuals and/or entities 435,442 shares of restricted Common Stock, $351,614 face amount of 10% convertible debt (conversion price of $.50 per share and a maturity date of May 31, 2010) and warrants to acquire 424,164 shares of restricted Common Stock. The fair value of the total consideration was $619,955. The warrants have an exercise price of $0.50 per share and expire in approximately 4.5 years. In addition, the Company escrowed $12,500 cash to fund the purchase of the shares held by the remaining noncontrolling

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 2:  Adoption of SFAS 160 and purchase of CASTion Corporation noncontrolling interest (continued)

stockholders that represent less than one percent of the acquired shares. The completion of this transaction resulted in CASTion becoming a wholly-owned subsidiary of the Company.

The acquisition of the CASTion non-controlling interest was accounted for in accordance with SFAS 160, which requires that the acquisition be recorded as an equity transaction.  This resulted in a reduction of consolidated additional paid-in capital of approximately $2,282,000 during the first quarter of 2009.

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

Pursuant to the LLC Agreement, each of ThermoEnergy Power Systems and BPD owns a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made a $50,000 capital contribution in cash to the Joint Venture during August 2009.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 4:  Short-term borrowings

Short-term borrowings consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	2009	2008

Convertible Promissory Note dated August 12, 2008, 7.5%, due March 31, 2009	$-	$566

Convertible Promissory Note dated December 22, 2008, 7.5%, due June 30, 2009, less discount of $193 in 2008	-	307

Secured Convertible Promissory Notes dated September 28, 2009, 8%, less discount of $1,680 in 2009	-	-

Amended and Restated Secured Convertible Promissory Notes, 8%, less discount of $2,500 in 2009	1,500	-

	$1,500	$873

The Convertible Promissory Note dated August 12, 2008 maturing on March 31, 2009 was converted to 768,535 shares of the Company’s Common Stock on April 1, 2009.

The Convertible Promissory Note (principal amount of $500,000) dated December 22, 2008 remained outstanding after June 30, 2009 and was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group, as more fully discussed below.

On February 11, 2009, the Company issued to the Quercus Trust (“Quercus”) a 10% Secured Convertible Promissory Note in the principal amount of $250,000, which was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group, as more fully discussed below.

On April 27, 2009, the Company issued to three different funds and two individual affiliates of Empire Capital Partners 10% Convertible Promissory Notes aggregating $500,000 in principal amount.  The Company also issued warrants to acquire 2,500,000 shares of Common Stock to the holders of the Notes.  The warrants had an exercise price of $0.55 (which was reduced to $.50 as more fully discussed below) and an expiration date of five years from the grant date.  The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $349,000 of the proceeds received to the warrants on a relative fair value basis.  In addition a beneficial conversion feature amounting to $151,000 was recorded resulting in a total debt discount of $500,000, which was amortized to interest expense.  The Notes were amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group, as more fully discussed below.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 4: Short-term borrowings (continued)

On June 25, 2009, the Company issued to Quercus a 10% Secured Convertible Promissory Note.  Under the terms of the Note, Quercus agreed to make advances to the Company, from time to time, up to an aggregate principal amount of $150,000. We also entered into a letter agreement with Quercus in which we acknowledged that certain conditions to Quercus’ obligation to invest an additional $5,000,000 in the Company pursuant to the September 15, 2008 Securities Purchase Agreement had not been and cannot be met, and we irrevocably released any claim we may have on Quercus to make any further investment.  The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group, as more fully discussed below.

On June 26, 2009, the Company issued to the Focus Fund, L.P. (“Focus Fund”) a 10% Convertible Promissory Note due October 15, 2009 in the principal amount of $108,000.  In connection with the Note, we also issued a warrant to The Focus Fund to purchase 600,000 shares of the Company’s Common Stock on or before June 17, 2014 at an exercise price of $.54 (which was reduced to $.50 as more fully discussed below) per share.  The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $46,000 of the proceeds received to the warrant on a relative fair value basis. In addition, a beneficial conversion feature amounting to $19,000 was recorded resulting in a total debt discount of $65,000 which was amortized to interest expense.  On July 31, 2009, the outstanding principal balance of the Note was rolled into the convertible debt security described in the next paragraph.

On July 31, 2009, the Company issued an 8% Secured Convertible Promissory Note in the principal amount of $600,000 to the Focus Fund. The Note was due on the earlier to occur of (i) the closing of an equity or convertible debt investment yielding gross proceeds to the Company of not less than $2,000,000 or (ii) December 31, 2011. The Note was convertible into Common Stock of the Company at the option of the holder at a price of $.30 per share and was secured by the Company’s 85% ownership interest in ThermoEnergy Power Systems. In addition, the Company issued a warrant to the Focus Fund L.P. for the purchase of 2,400,000 shares of the Company’s Common Stock at a price of $.50 per share. The warrant expires on July 31, 2014.  The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $246,000 of the proceeds received to the warrant on a relative fair value basis. In addition, a beneficial conversion feature amounting to $266,000 was recorded resulting in a total debt discount of $512,000.

On August 21, 2009, the Company received a short-term loan in the amount of $110,000 from the Focus Fund.  This loan was repaid in September 2009.

On September 16, 2009, the Company and an investor group, consisting of Quercus, Empire Capital Partners, Robert S. Trump and the Focus Fund, signed a term sheet for a Series B Convertible Preferred Stock financing, which if fully funded, would result in cash proceeds of $6,250,000 to the Company. The term sheet provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 4: Short-term borrowings (continued)

In the first tranche funding of $1,680,000, the Company issued 8% Secured Convertible Promissory Notes on September 28, 2009 identical in form and substance to the Company’s 8% Secured Convertible Promissory Note issued to the Focus Fund on July 31, 2009 in the principal amount of $600,000, which was amended to provide for a conversion price of $.24 per share instead of $.30 per share and a maturity date of December 31, 2010. In addition, the Company’s outstanding Convertible Promissory Notes payable to the investors in the original aggregate principal amount of $3,400,000, including the Note issued to Quercus on September 15, 2008 in the original principal amount of $2,000,000 which was classified in long-term liabilities prior to September 28, 2009 since the original maturity date of the Note was September 30, 2013 (see Note 6), were amended and restated to conform to the same terms as the 8% Secured Convertible Promissory Notes. The security for all of the 8% Secured Convertible Promissory Notes is the Company’s 85% interest in ThermoEnergy Power Systems.

In connection with the first tranche funding discussed in the preceding paragraph, the Company also issued warrants to acquire 6,720,000 shares of Common Stock to the holders of the Notes.  The warrants have an exercise price of $0.50 and expire five years from the grant date.  The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $815,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Notes and the fair value of the Company’s Common Stock on the date of issuance of the Notes resulted in a beneficial conversion feature amounting to $865,000, the intrinsic value of the conversion feature on that date. The total debt discount of $1,680,000 is amortized to interest expense over the stated term of the Notes.

Management determined that the amended and restated note transactions discussed above, aggregating $4,000,000 in outstanding principal amount, were exchanges of debt instruments with substantially different terms requiring debt extinguishment accounting.  A portion of the reacquisition price was allocated to the beneficial conversion options associated with the original debt based on the options’ intrinsic values at the extinguishment date, which resulted in a reduction of $762,000 in additional paid-in capital.  The loss on extinguishment of debt amounted to $1,208,394.  The intrinsic value of the amended and restated Notes was $2,500,000, which was recorded as debt discount and is amortized to interest expense over the stated terms of the Notes.

In the second tranche funding of $1,400,000, expected to occur on or before November 16, 2009, the Company will issue shares of Series B Convertible Preferred Stock at a price per share to be specified at that date. Upon the closing of the second tranche funding, the outstanding principal and accrued interest on all of the 8% Secured Convertible Promissory Notes will convert automatically into shares of the Company’s Series B Convertible Preferred Stock at the price per share at which such Preferred Stock will be issued. Each share of Series B Convertible Preferred Stock will be convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock. Except with respect to the election of the Board of Directors, holders of Series B Convertible Preferred Stock will vote on an as-converted basis together with the Common Stock holders on all matters. The term sheet provides that the Company’s Board of Directors will consist of seven members. Four Directors will be elected by holders of the Company’s Series B Convertible Preferred Stock (three to be designated by Quercus and one by Robert S. Trump) and three Directors will be elected by the holders of the Company’s Common Stock.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 4: Short-term borrowings (continued)

The term sheet also provides, among other things, for the following: (i) the reduction of the exercise price to $.50 for the Company’s outstanding warrants held by the investors which have an exercise price greater than $.50 and were issued in conjunction with convertible notes which were amended in accordance with the term sheet (see Note 7); (ii) the dismissal of the litigation filed by Quercus against the Company; (iii) the execution by the Company and theinvestors of mutual general releases of all prior claims (whether or not yet asserted); (iv) the removal of the registration payment arrangements with Quercus; (v) the employment of a new Chief Executive Officer and Chief Financial Officer; and (vi) the termination of all existing employment agreements with the Company’s executive officers.

Note 5: Convertible debt in default

For the nine months ended September 30, 2009, amortization of debt discount on the convertible debt in default amounted to approximately $104,000.  At September 30, 2009, the total debt discount on the convertible debt in default was $208,869.  In accordance with the Note agreements, accrued interest of $126,000 was added to the outstanding principal balances (which aggregated $3,916,933 at September 30, 2009) of the convertible debt during 2009.  The maturity date of the convertible debt is May 31, 2010.

Note 6: Convertible debt

Convertible debt consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	2009	2008

Convertible Promissory Note dated March 21, 2007, 5%, due March 21, 2013, less discounts of $191 in 2009 and $221 in 2008	$660	$588

Convertible Promissory Note dated March 7, 2008, 5%, due March 7, 2013, less discounts of $529 in 2009 and $628 in 2008	280	141

Convertible Promissory Note dated September 15, 2008, 10%, due September 30, 2013, less discount of $1,737 in 2008	-	263

Convertible Promissory Notes dated January 5,2009, 10%, due May 31, 2010	360	-

	$1,300	$992

In accordance with the terms of the Notes, the Company added approximately $40,000 of accrued interest to each of the outstanding principal balances of the 5% Convertible Promissory Notes during 2009.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 6: Convertible debt (continued)

The Convertible Promissory Note dated September 15, 2008 (original principal balance of $2,000,000) was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing contemplated by a term sheet dated September 16, 2009 between the Company and an investor group (see Note 4).

As more fully discussed in Note 2, on January 1, 2009 the Company issued $352,000 face amount of 10% Convertible Promissory Notes in connection with the acquisition of the remaining noncontrolling interest of CASTion.  The Notes are convertible by the holder into the Company’s Common Stock at $.50 per share.  As of September 30, 2009, the Company had added $8,000 of accrued interest to the outstanding principal balances of the Notes.

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

On March 6, 2009, the Company issued and sold 1,428,571 shares of Common Stock for cash at $.35 per share and issued warrants to acquire 714,286 shares of Common Stock to an unrelated third party institutional investor.  The warrants have an exercise price of $0.525 and expire five years from the grant date.  Pursuant to the warrant agreements, we reduced the exercise price of the Quercus warrants for 14,000,000 shares of the Company’s Common Stock from $1.25 to $.525 per share due to the March 6, 2009 sale of Common Stock at $0.35 per share.  The warrant modification resulted in the recording of $1,030,000 of warrant expense in the first quarter of 2009.

As discussed in Note 4, the Convertible Promissory Note dated August 12, 2008 maturing on March 31, 2009 was converted to 768,535 shares of the Company’s Common Stock at $.75 per share on April 1, 2009.  During the nine months ended September 30, 2009, the Company issued 345,000 shares of Common Stock for services and 313,005 shares of Common Stock in satisfaction of accrued interest on convertible debt.

In connection with the reduction of the exercise price of certain of the Company’s outstanding warrants described in Note 4, the Company recorded option expense of $497,000 during the third quarter of 2009, including $475,000 due to the reduction of the exercise price from $.525 to $.36 per share for 14,000,000 shares of the Company’s Common Stock pursuant to the Quercus warrant agreements.

On September 16, 2009, the Company’s Board of Directors approved the following transactions:  (i) the issuance to an officer of the Company of a 10-year warrant for 600,000 shares of the Company’s Common Stock at an exercise price of $.24 per share in exchange for the surrender of stock options for 600,000 shares of the Company’s Common Stock issued to the officer in 2007; (ii) the issuance of 10-year warrants to two members of the Company’s Board of Directors for a total of 80,000 shares at an exercise price of $.31; and (iii) the extension of the exercise period for stock options that had been previously issued to two members of the Company’s Board of Directors.  In connection with these transactions, the Company recorded warrant expense of $164,000 and option expense of $30,000 during the third quarter of 2009.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

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

For the nine months ended September 30, 2009
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$2,394	$-	$2,394
Grant revenue	-	214	214
Total operating income	2,394	214	2,608

Operating expenses:
Cost of wastewater treatment and recovery systems sales	2,708	218	2,926
General and administrative	4,407	-	4,407
Selling expenses	354	-	354
Total operating expenses	7,469	218	7,687
			-
Segment operating loss	$(5,075)	$(4)	$(5,079)

Total assets	$1,368	$-	$1,368

Reconciliation to net loss:
Total segment operating loss			$(5,079)
Warrants and stock options			(1,968)
Other income (expense)			(3,008)

Net loss attributable to ThermoEnergy Corporation			$(10,055)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 8: Segments (continued)

For the nine months ended September 30, 2008
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$1,085	$-	$1,085
Grant revenue	-	426	426
Total operating income	1,085	426	1,511

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,446	83	1,529
General and administrative	3,868	343	4,211
Selling expenses	257	-	257
Total operating expenses	5,571	426	5,997
			-
Segment operating loss	$(4,486)	$-	$(4,486)

Total assets	$1,927	$-	$1,927

Reconciliation to net loss:
Total segment operating loss			$(4,486)
Warrants and stock options			(3,007)
Other income (expense)			(930)
Net loss attributable to noncontrolling interest			157

Net loss attributable to ThermoEnergy Corporation			$(8,266)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 8: Segments (continued)

For the three months ended September 30, 2009
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$970	$-	$970
Grant revenue	-	-	-
Total operating income	970	-	970

Operating expenses:
Cost of wastewater treatment and recovery systems sales	1,074	-	1,074
General and administrative	1,794	-	1,794
Selling expenses	109	-	109
Total operating expenses	2,977	-	2,977
			-
Segment operating loss	$(2,007)	$-	$(2,007)

Total assets	$1,368	$-	$1,368

Reconciliation to net loss:
Total segment operating loss			$(2,007)
Warrants and stock options			(757)
Other income (expense)			(1,859)

Net loss attributable to ThermoEnergy Corporation			$(4,623)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 8: Segments (continued)

For the three months ended September 30, 2008
(in thousands)
	Water Group	Power Group	Total

Operating income:
Sales of wastewater treatment and recovery systems	$183	$-	$183
Grant revenue	-	143	143
Total operating income	183	143	326

Operating expenses:
Cost of wastewater treatment and recovery systems sales	377	18	395
General and administrative	898	125	1,023
Selling expenses	102	-	102
Total operating expenses	1,377	143	1,520
			-
Segment operating loss	$(1,194)	$-	$(1,194)

Total assets	$1,927	$-	$1,927

Reconciliation to net loss:
Total segment operating loss			$(1,194)
Warrants and stock options			(1,031)
Other income (expense)			(437)
Net loss attributable to noncontrolling interest			71

Net loss attributable to ThermoEnergy Corporation			$(2,591)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 9:  Management’s consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Technologies and to fund the Company’s liabilities, which included approximately $2,442,000 of payroll tax liabilities (see Note 10), $3,708,000 of convertible debt securities in default, net of debt discounts aggregating $209,000 and $3,154,000 of contingent liability reserves (see Note 10).  In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 10).  The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had provided funding to the Company in the past.  As more fully described in Note 4, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000. The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events. The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued on September 28, 2009.

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

Note 10: Commitments and contingencies

On June 2, 2009, the Company’s Audit Committee engaged special counsel to conduct an in-depth investigation of the federal and state employment and unemployment tax return filing and tax paying compliance record of the Company.  Questions concerning payroll tax matters arose during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2008 and the Company’s Chief Financial Officer could not produce reliable documentation supporting the Company’s status with respect to compliance with the tax return filing and tax paying requirements.  After discovering that no payroll tax returns had been filed and that no payroll taxes had been paid to the Internal Revenue Service and state taxing authorities since the CFO assumed office in mid-2005, the special counsel’s investigation was expanded to include a forensic accounting review of the Company’s financial records by a certified public accounting firm not involved with the audit of the Company’s financial statements.

On July 30, 2009, the special counsel presented a report to the Company’s Audit Committee which summarized the findings of the investigation, including the forensic accounting review.  The report confirmed that the Company had not filed any payroll tax returns or paid any payroll taxes since mid-2005 and that the Company’s CFO had sole responsibility for performing those functions.  A computation of the outstanding payroll tax liabilities and of statutory interest and penalties relating to the nonpayment of the payroll taxes and the nonfiling of the payroll tax returns was included in the report.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 10: Commitments and contingencies (continued)

On July 31, 2009, the Company’s Board of Directors unanimously approved a resolution that the CFO’s employment be terminated for cause.  The CFO resigned on August 3, 2009.

During the fourth quarter of 2008, the Company accrued additional payroll taxes of approximately $1,064,000 resulting in total unpaid payroll taxes of approximately $2,022,000 at December 31, 2008, and recorded a contingency accrual of approximately $2,105,000 for estimated interest and penalties for late filing of the payroll tax returns and nonpayment of the payroll taxes.  Unpaid payroll taxes and the contingency accrual for estimated penalties and interest thereon as of September 30, 2009 amounted to approximately $2,442,000 and $2,200,000, respectively.  Management plans to file the payroll tax returns as soon as possible and to present an offer in compromise for settlement of the payroll tax liabilities to the tax authorities, which would require a minimum cash payment of approximately $400,000 with the offer.  The Company cannot predict the outcome of the offer in compromise proceedings.

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

On April 6, 2009, the Company received a Complaint filed by David Gelbaum, as Trustee of Quercus, bringing action against the Company in Delaware (the “Delaware Complaint”) to enforce the provisions of the Securities Purchase Agreement between Quercus and the Company dated December 18, 2007.  The complaint requested enforcement of the Agreement of the shelf registration of the underlying securities and the payment of liquidation damages for the failure to register the securities.  On April 13, 2009, the Company received a letter from Counsel of Quercus notifying the acceleration and a demand for payment of the 10% Convertible Promissory Note due September 30, 2013 in the principal amount of $2,000,000.  The letter claims events of default defined in the Note.    On April 29, 2009, Quercus brought an action in the United States District Court for the Eastern District of Arkansas against the Company (the “Arkansas Complaint’) to enforce the provisions of the 2008 Agreement for the $2,000,000 Convertible Note. The Arkansas Complaint alleged that, as a result of the events of default, the Note was due and payable and sought judgment in the amount of the Note (plus costs of collection).  The Arkansas Complaint also alleged that we have breached our shelf registration obligation with respect to the shares of our Common Stock issuable upon conversion of the Note or upon exercise of the warrant issued to Quercus pursuant to the 2008 Agreement and sought liquidated damages for the failure to register such shares.

On September 28, 2009, the Arkansas Complaint was dismissed.  On September 30, 2009, the Delaware Complaint was dismissed.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 10: Commitments and contingencies (continued)

The Company’s contingent liability reserves consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	2009	2008

Estimated penalties and interest – payroll tax liabilities	$2,200	$2,105

Other, including unasserted claims	954	1,229

	$3,154	$3,334

Note 11:  Subsequent events

On November 2, 2009, the Board of Directors awarded a stock option to a newly - appointed officer of the Company for the purchase of 2,500,000 shares of Common Stock with an exercise price of $0.32 per share with a provision for net surrender cashless exercise.   The option has a term of ten years, subject to the officer’s continued employment with us, and vests with respect to the first 625,000 shares on September 30, 2010 and thereafter in quarterly installments of 156,250 shares each through September 30, 2013; provided, however, that if prior to September 30, 2010, a change of control (as such term is defined in the officer’s employment agreement) occurs, the option will immediately vest with respect to 635,000 shares.

On November 13, 2009, the Company’s Board of Directors approved a resolution to amend the Company’s Certificate of Incorporation to increase to 300,000,000 the number of shares of Common Stock that the Company is authorized to issue.  The amendment is subject to approval by the Company’s stockholders.

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

Recent events have had a significant adverse effect on the Company’s liquidity and results of operations.  As more fully discussed in Note 10 of Notes to Consolidated Financial Statements, in 2009, the Company discovered that the former Chief Financial Officer (“CFO”) failed to file the Company’s payroll tax returns and to pay the related payroll taxes since he assumed his officer position in 2005.  This resulted in an accrual during the fourth quarter of 2008 of an additional $1,064,000 of payroll taxes and $2,105,000 of estimated interest and penalties for late filing of the tax returns and nonpayment of the payroll taxes.  The Company’s investigation into the actions regarding payroll taxes and other activities of the former CFO resulted in significant delays in the Company being able to file the Annual Report on Form 10-K for the year ended December 31, 2008 (which was filed on October 8, 2009) and the Company’s Form 10-Q reports for the quarters ended March 31, 2009 and June 30, 2009 (which were filed on October 15, 2009).

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had provided funding to the Company in the past.  As more fully described in Note 4 of Notes to the Consolidated Financial Statements, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.  The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued by the Company on September 28, 2009.

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

Results of Operations

Comparison of Nine-Month and Three-Month Periods Ended September 30, 2009 and 2008

Contract and grant income increased by $1,097,000 and $644,000 during the nine-month and three-month periods ended September 30, 2009, respectively, compared to the corresponding periods for 2008 due to a $4 million contract that was started during 2009.  The corresponding increases in cost of contract income for the two periods, however, exceeded the revenue increases resulting in the increases in the gross operating loss of $300,000 and $35,000 during the nine-month and three-month periods ended September 30, 2009, respectively, compared to the corresponding periods for 2008.

The increases in general and administrative expenses during the 2009 periods compared to the corresponding 2008 periods were due primarily to increased insurance costs.  Selling expense increases during the 2009 periods were consistent with the increases in contract income.  The significant decreases in option expense during the 2009 periods were due to the large stock option grants during 2008 compared to 2009.  Warrant expense increased by $219,000 during the nine-month period ended September 30, 2009 compared to the corresponding period for 2008 due to the modification of warrants held by the Quercus Trust (see Note 7 of Notes to Consolidated Financial Statements).  The decreases in travel and entertainment expenses during the 2009 periods compared to the corresponding 2008 periods were due to the Company’s efforts to conserve cash during 2009 due to difficulties in obtaining financing. Interest expense increased by $854,000 and $214,000 during the nine-month and three-month periods ended September 30, 2009, respectively, compared to the corresponding periods for 2008 due to the $2,000,000 net increase in outstanding debt between the September 30, 2009 and September 30, 2008 and the effect of amortization of debt discount.  Included in interest expense are $1,213,000 and $595,000 of amortization of debt discount for the nine months ended September 30, 2009 and 2008, respectively, and $467,000 and $310,000 for the three months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources Discussion

Historical View

The Company has historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  During the nine months ended September 30, 2009 and 2008, the Company funded its operations primarily from the sale of convertible debt and restricted stock, generally from stockholders and other related parties.

Cash used in operations amounted to $3,132,000 and $5,764,000 for the nine months ended September 30, 2009 and 2008, respectively.  The majority of cash used in operating activities during those periods ended relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities as detailed in the Consolidated Statements of Cash Flows included herein.  The significant decrease in cash used in operations during 2009 compared to 2008 was due primarily to the difficulties experienced by the Company in obtaining financing during 2009.

Current Cash Requirements; Need for Additional Funds

At September 30, 2009, the Company did not have sufficient working capital to satisfy its anticipated operating expenses for the next 12 months. As of September 30, 2009, the Company had a cash balance of approximately $743,000 and current liabilities of approximately $13.2 million, which consisted primarily of convertible debt in default of $3,708,000 (net of $209,000 of debt discounts), contingent liability reserves of $3,154,000 and unpaid payroll taxes of $2,442,000.

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

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management actively engaged in negotiations with a group of investors that had provided funding to the Company in the past.  As more fully described in Note 4 of Notes to the Consolidated Financial Statements, the Company and the investor group approved a term sheet on September 16, 2009 for a Series B Convertible Preferred Stock financing that, if fully funded, would result in cash proceeds to the Company of $6,250,000.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3,050,000 based on specified time periods and the third and fourth tranche amounts totaling $3,200,000 based on the occurrence of specified events.  The first tranche Secured Convertible Promissory Notes with an aggregate principal balance of $1,680,000 were issued by the Company on September 28, 2009.

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

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009.  Specifically, we have determined that our internal controls as of September 30, 2009 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) our period-end reporting process did not provide sufficiently timely and accurate financial statements and required disclosures, (iii) there was a lack of segregation of duties in the Company’s significant accounting functions, (iv) our contract administration and accounting procedures were deficient, and (v) our former Chief Financial Officer engaged in acts that resulted in significant adjustments to the Company’s consolidated financial statements and subjected the Company to potential criminal and/or civil action with respect to the Company’s unpaid payroll tax matters (see Note 10 of Notes to the Consolidated Financial Statements).  The former Chief Financial Officer resigned on August 3, 2009 following a vote by the Company’s Board of Directors to terminate his employment for cause.  Mr. Arthur S. Reynolds, a member of the Company’s Board of Directors, was appointed Interim Chief Financial Officer.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 6, 2009, David Gelbaum, as Trustee of The Quercus Trust (“Quercus”) brought an action in the Delaware Chancery Court against the Company to enforce the provisions of the Securities Purchase Agreement between Quercus and the Company dated December 18, 2007 (the “Delaware Complaint”).  The Delaware complaint sought specific enforcement of the Company’s “shelf” registration obligation with respect to the shares of common stock issued or issuable to Quercus pursuant to such agreement and the payment of liquidation damages for the failure to register the securities.

On April 29, 2009, Quercus brought an action in the United States District Court for the Eastern District of Arkansas against the Company (the “Arkansas Complaint’) to enforce the provisions of the 2008 Agreement for the $2,000,000 Convertible Note. The Arkansas Complaint alleged that, as a result of the events of default, the Note was due and payable and sought judgment in the amount of the Note (plus costs of collection).  The Arkansas Complaint also alleged that we have breached our shelf registration obligation with respect to the shares of our Common Stock issuable upon conversion of the Note or upon exercise of the warrant issued to Quercus pursuant to the 2008 Agreement and sought liquidated damages for the failure to register such shares.

On September 28, 2009, the Arkansas Complaint was dismissed.  On September 30, 2009, the Delaware Complaint was dismissed.

Item 1a.  Risk Factors

There have been no material changes from the risk factors disclose in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2009, we issued to Focus Fund, L.P. (“Focus Fund”) our 8% Secured Convertible Promissory Note in the principal amount of $600,000.  The Convertible Note is dated as of July 31, 2009, the date on which Focus Fund advanced to us the first installment of the principal amount covered by the Convertible Note.

The Convertible Note bears interest at the rate of 8% per annum and becomes due and payable on the earlier to occur of (i) the closing of an equity or convertible debt investment (a “Financing”) yielding gross proceeds to us of not less than $2,000,000 or (ii) December 31, 2011 (in either case, the “Maturity Date”).  We have agreed that, unless the holder of the Convertible Note (the “Holder”) is participating as an investor in the Financing, we shall, at least ten (10) days prior to the initial closing of the Financing, give the Holder written notice setting forth the details of the Financing (including, without limitation, the terms of the securities to be issued in the Financing (the “Financing Securities”), the price per share at which such Financing Securities will be issued (the “Financing Price”) and the expected gross proceeds to us) (the “Financing Notice”).  Upon the initial closing of the Financing, the entire outstanding principal amount of the Convertible Note, plus any accrued and unpaid interest thereon, shall convert automatically in Financing Securities at the Financing Price.

The Holder has the right at any time and from time to time until the principal and interest on the Convertible Note has been paid in full, to convert the outstanding principal amount of the Convertible Note, and any accrued and unpaid interest thereon, into shares of our Common Stock at a price of $0.30 per share.  The Convertible Note may not be prepaid without the prior written consent of the Holder.

The Convertible Note contains other conventional provisions, including for the acceleration of our repayment obligations upon the occurrence of certain specified Events of Default.

Our obligations under the Convertible Note are secured, pursuant to a Security Agreement dated as of July 31, 2009, by the grant to Focus Fund of a security interest in the entirety of our Membership Interest (representing an 85% beneficial ownership) in ThermoEnergy Power Systems, LLC (“TEPS”) and any and all proceeds from the transfer, assignment or other permitted disposition thereof.  TEPS is the subsidiary through which we conduct the Power segment of our business.  TEPS holds the patent on the ThermoEnergy Integrated Power Systems Technology, a power plant design that utilizes an alternative thermodynamic combustion pathway that eliminates atmospheric emissions of mercury, acid gasses and particulates and captures carbon dioxide in pressurized liquid form.   TEPS holds a 50% membership interest in Thermo-Babcock Carbon Capture LLC.

In connection with the Convertible Note, on August 21, 2009 we issued to Focus Fund a Common Stock Purchase Warrant entitling the holder thereof to purchase, at a exercise price of $0.50 per share (subject to adjustment for certain extraordinary corporate events as set forth in the Warrant) that number of shares of our Common Stock determined by dividing (i) 200% of the aggregate amount advanced by Focus Fund to us under the Convertible Note by (ii) the exercise price.  The exercise price represents a premium of approximately 60% over the closing price for our Common Stock in the over-the-counter market on July 31, 2009 (the effective date of the Warrant) and a premium of approximately 25% over the closing price for our Common Stock on August 21, 2009 (the date on which the Warrant was issued).

The Warrant may be exercised at any time on or before July 31, 2014, subject to our right to accelerate the expiration date in the event the closing price for our Common Stock exceeds $0.622 per share (200% of the closing price on July 31, 2009) for a period of 30 consecutive trading days.

If, in connection with the Financing, we issue to investors warrants, options or other rights to purchase shares of our Common Stock (the “Financing Warrants”) at an exercise price per share less than the Exercise Price then in effect for the Warrant, then, upon issuance of such Financing Warrants, the Exercise Price of the Warrant shall be adjusted automatically to a price equal to the lowest exercise price per share at which our Common Stock may be purchased under the Financing Warrants.  Further, if any of the Financing Warrants has an expiration date later than the expiration date then in effect for the Warrant, then, upon issuance of such Financing Warrants, the expiration date of the Warrant shall be extended to the date that is the latest date on which any of such Financing Warrants may be exercised.

The Warrant contains other conventional terms, including provisions for adjustment in the Exercise Price and/or the securities issuable upon exercise of the Warrant in the event of certain specified extraordinary corporate events such as stock splits, combinations, and stock dividends.

Focus Fund is the beneficial owner of approximately 7.1% of our outstanding Common Stock (before giving effect to the Convertible Note or the Warrant).  J. Winder Hughes III, a member of our Board of Directors, is the Managing Partner of Hughes Capital Investors, LLC, the fund manager of Focus Fund.

On August 25, 2009, we issued to Focus Fund our Promissory Note in the principal amount of $110,000 (the “Bridge Note”).  The Bridge Note bears interest at the rate of 15% per annum.  A portion of the principal amount of the Bridge Note, in the amount of $55,000, together with all interest then accrued and unpaid under the Bridge Note, is due and payable on September 4, 2009. The entire unpaid principal amount, together with all interest then accrued and unpaid under the Bridge Note, is due and payable on September 28, 2009.  All or any portion of the Bridge Note may be pre-paid without premium or penalty, at our election, with partial payments being credited first against accrued and unpaid interest and the balance, if any, against principal.

In connection with the issuance of the Bridge Note, we agreed that, whether or not any portion of the Bridge Note then remains outstanding, we will, upon the initial closing of an equity or convertible debt investment yielding gross proceeds to us of not less than $2,000,000 (a “Financing”), issue to the holder of the Bridge Note a warrant entitling such holder to purchase, at any time on or before the fifth anniversary of the date of the initial closing of the Financing, such number of the securities to be issued in the Financing (the “Financing Securities”) as shall be determined by dividing (i) $110,000 by (ii) the price per share at which such Financing Securities will be issued (the “Financing Price”).  The price per share at which such warrant may be exercised shall be equal to the Financing Price.

The Bridge Note contains other conventional provisions, including for the acceleration of our repayment obligations upon the occurrence of certain specified Events of Default.

As required under our Consulting Agreement  dated as of August 3, 2009 with Rexon Limited (“Rexon”), pursuant to which Arthur S. Reynolds, a member of our Board of Directors, has provide services as our interim Chief Financial Officer, as of the dates set forth below  we issued to Rexon, as partial consideration for Mr. Reynolds’s services, warrants for the purchase of that number of shares of our Common Stock set forth opposite such dates at the exercise prices indicated (which, in each case, was the closing price for our Common Stock on the date such warrant was issued).  Mr. Reynolds is the sole beneficial owner of Rexon.

Date	Number of Shares	Exercise Price
August 1, 2009	48,232	$0.311
September 1, 2009	45,455	$0.33
October 1, 2009	40,541	$0.37
November 1, 2009	46,875	$0.32

On September 28, 2009, we issued to a group of investors our 8% Secured Convertible Promissory Notes in the aggregate principal amount of $1,680,000.  The Convertible Notes were issued to the following persons in the amounts indicated:

Investor	Note Amount
Empire Capital Partners, LP	$133,333
Empire Capital Partners, Ltd	$133,333
Empire Capital Partners Enhanced Master Fund, Ltd	$133,333
Robert S. Trump	$1,000,000
The Quercus Trust	$280,000

In connection with the issuance of the Convertible Notes, on September 28, 2009 we amended and restated the following outstanding promissory notes (the “Restated Notes”) in the aggregate original principal amount of $3,400,000 held by the investors to whom we issued Convertible Notes or their affiliates:

Note Holder	Original Issuance Date	Principal Amount
Empire Capital Partners, LP	April 24, 2009	$100,000
Empire Capital Partners, Ltd	April 24, 2009	$100,000
Empire Capital Partners Enhanced Master Fund, Ltd	April 24, 2009	$100,000
Scott A. Fine	April 24, 2009	$100,000
Peter J. Richards	April 24, 2009	$100,000
Robert S. Trump	December 19, 2008	$500,000
The Quercus Trust	June 25, 2009	$150,000
The Quercus Trust	February 11, 2009	$250,000
The Quercus Trust	September 15, 2008	$2,000,000

As amended, the Restated Notes are identical in form to the Convertible Notes.  The Convertible Notes and the Restated Notes are also identical in form to the 8% Secured Convertible Promissory Note in the principal amount of $600,000 that we issued to Focus Fund, L.P. on August 21, 2009 (the “Focus Fund Note”).  In connection with the transaction, on September 28, 2009, we amended and restated the Focus Fund Note to change the price at which the principal and interest of the Focus Fund Note is convertible into shares of our Common Stock from $0.30 per share to $0.24 per share (the same price at which the Convertible Notes and the Restated Notes are convertible) and to change the maturity date to December 31, 2010 (the maturity date of the Convertible Notes and the Restated Notes).  The Convertible Notes, the Restated Notes and the Focus Fund Note, as so amended, are referred to herein as the “Notes” and the holders of the Notes are referred to herein as the “Investors”.

The Notes bear interest at the rate of 8% per annum and become due and payable on the earlier to occur of (i) the closing of the Second Tranche of the Series B Convertible Preferred Stock financing contemplated by that certain Term Sheet dated September 16, 2009 and executed by the Investors (the “Financing”) or (ii) December 31, 2010.  Upon the closing of the Second Tranche of the Financing, the entire outstanding principal amount of the Notes, plus any accrued and unpaid interest thereon, shall convert automatically into the securities to be issued in the Financing (the “Financing Securities”) at the price per share at which such Financing Securities will be issued in the Financing.

The Investors have the right at any time and from time to time until the principal and interest on the Notes have been paid in full, to convert the outstanding principal amount of the Notes, and any accrued and unpaid interest thereon, into shares of our Common Stock at a price of $0.24 per share (the “Conversion Price”).  The Conversion Price represents a discount of approximately 38% below the closing price for our Common Stock in the over-the-counter market on September 28, 2009 (the date on which the Convertible Notes were issued and the Restated Notes and Focus Fund Notes were amended).  The Notes may not be prepaid without the prior written consent of the Investors.

The Notes contain other conventional provisions, including for the acceleration of our repayment obligations upon the occurrence of certain specified Events of Default.

Our obligations under the Notes are secured, pursuant to a Security Agreement dated as of September 28, 2009, by the grant to the Investors of a security interest in the entirety of our Membership Interest (representing an 85% beneficial ownership) in TEPS and any and all proceeds from the transfer, assignment or other permitted disposition thereof.  TEPS holds a 50% membership interest in Thermo-Babcock Carbon Capture LLC.

In connection with the issuance of the Convertible Notes, on September 28, 2009 we issued, to the Investors who purchased Convertible Notes, Common Stock Purchase Warrants entitling the holder thereof to purchase, at a exercise price of $0.50 per share (subject to adjustment for certain extraordinary corporate events as set forth in the Warrant) that number of shares of our Common Stock determined by dividing (i) 200% of the principal amounts of their respective Convertible Notes by (ii) the exercise price.  The exercise price represents a premium of approximately 28% over the closing price for our Common Stock in the over-the-counter market on September 28, 2009  (the date on which the Warrants were issued).

The Warrants may be exercised at any time on or before September 30, 2014, subject to our right to accelerate the expiration date in the event the closing price for our Common Stock exceeds $0.78 per share (200% of the closing price on September 28, 2009) for a period of 30 consecutive trading days.

The Warrants contain other conventional terms, including provisions for adjustment in the exercise price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

In connection with the amendment of the Restated Notes and the Focus Fund Note, on September 28, 2009 we amended the following outstanding Common Stock Purchase Warrants that had been issued to Investors in connection with the issuance of such Notes, in order to reduce the exercise price thereof to $0.50 per share:

Warrant Holder	Date	Warrant Shares	Original Exercise Price
Empire Capital Partners, LP	April 24, 2009	500,000	$0.55
Empire Capital Partners, Ltd	April 24, 2009	500,000	$0.55
Empire Capital Partners Enhanced Master Fund, Ltd	April 24, 2009	500,000	$0.55
Scott A. Fine	April 24, 2009	500,000	$0.55
Peter J. Richards	April 24, 2009	500,000	$0.55
Robert S. Trump	August 12, 2008	formula-based	$1.50
Focus Fund, L.P.	June 17, 2009	600,000	$0.54

As a result of our issuance of the Convertible Notes and the amendment of the Restated Notes and the Focus Fund Note, the exercise prices of certain Common Stock Purchase Warrants issued by us to The Quercus Trust (“Quercus”), one of the Investors, in December 2007 and September 2008, entitling Quercus to purchase up to an aggregate of 14,000,000 shares of our Common Stock were automatically reduced, in accordance with the terms of such outstanding warrants, the $0.36 per share.  The reduction in exercise price did not affect the number of shares of our Common Stock issuable upon exercise of such outstanding warrants.

J. Winder Hughes III, a member of our Board of Directors, is the Managing Partner of Hughes Capital Investors, LLC, the fund manager of Focus Fund, LLC, one of the Investors.

The Convertible Notes and Warrants described above were issued on September 28, 2009 in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.  We intend to use the proceeds from the sale of the Notes and Warrants for working capital purposes, to purchase fixed assets used in the development or production of the Company’s products, to repay debt and for investment in new technologies related to the Company’s business.

For its services in connection with our sale of a Convertible Note and a Warrant to Quercus, one of the Investors, we are obligated to pay Merriman Curhan Ford & Co. a placement fee of $20,000 and to issue to that firm a Warrant (in form substantially identical to the Warrant issued to The Quercus Trust) for the purchase of 80,000 shares of our Common Stock.  The Warrant will be issued to Merriman Curhan Ford & Co. in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

Item 3. Defaults Upon Senior Securities

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of CASTion.  The balance of the Notes is technically in default as of September 30, 2009, due to the fact that the Company had not made the required prepayments from the Quercus private placement of equity closed on December 17, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended September 30, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

         The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
4.1	8% Secured Convertible Promissory Note in the principal amount of $600,000 issued to Focus Fund L.P. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2009
4.2	Common Stock Purchase Warrants issued to Focus Fund L.P. — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 27, 2009
4.3
Form of  8% Secured Convertible Promissory Notes issued to  issued to Empire Capital Partners, LP, Empire Capital Partners, Ltd,  Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 2, 2009

4.4
Form of Common Stock Purchase Warrants issued to Empire Capital Partners, LP, Empire Capital Partners, Ltd,  Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 2, 2009

10.1 *
Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009  — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 26, 2009

10.2 *	Form of Common Stock Purchase Warrant issued to Rexon Limited pursuant to Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009 — Filed herewith
10.3 *	Executive Employment Agreement dated September 16, 2009 by and between ThermoEnergy Corporation and Shawn R. Hughes — Filed herewith
10.4	Security Agreement between The Focus Fund, L.P. and ThermoEnergy Corporation dated July 31, 2009 — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 27, 2009
10.5	Promissory Note in the principal amount of $110,000 issued pursuant to Focus Fund L.P. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 31, 2009
10.6
Security Agreement dated as of September 28, 2009 between ThermoEnergy Corporation and Empire Capital Partners, LP, Empire Capital Partners, Ltd,  Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2009

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

Date: November 16, 2009
THERMOENERGY CORPORATION

/s/ Arthur S. Reynolds
Arthur S. Reynolds
Chief Financial Officer