Form 10-K/A
period 2008-12-31
THERMOENERGY CORP
filed 2009-12-23
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class – Common Stock, $.001 par value                                                 Outstanding at June 30, 2009 - 53,538,510 shares

EXPLANATORY NOTE

We are filing his Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2008 in order to revise the certifications under Item 601(b)(31) of Regulation S-K filed as Exhibits 31.1 and 31.2 hereto.

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

10.22
Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 10.1 to Amended Current Report on Form 8-K/A filed January 13, 2009

21.1	Subsidiaries of the Issuer — Previously filed
24.1	Power of Attorney of Dennis C. Cossey, Arthur S. Reynolds, Alexander G. Fassbender, J. Winder Hughes III, Paul A. Loeffler and Louis G. Ortmann — Previously filed
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

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

Date: December 22, 2009

In accordance with the Exchange Act, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dennis C. Cossey	December 22, 2009
Dennis C. Cossey Chairman and Chief Executive Officer, Director

/s/ Arthur S. Reynolds	December 22, 2009
Arthur A. Reynolds Chief Financial Officer at 10/7/2009, Director

/s/ J. Winder Hughes III	December 22, 2009
J. Winder Hughes III Director

/s/ Shawn R. Hughes	December 22, 2009
Shawn R. Hughes President, Director