Form 10-Q/A
period 2009-03-31
THERMOENERGY CORP
filed 2009-12-23
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1 to

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

THERMOENERGY CORPORATON

INDEX

EXPLANATORY NOTE

We are filing his Amendment No. 1 to our quarterly report on Form 10-Q for the period ended March 31, 2009 in order to revise the certifications under Item 601(b)(31) of Regulation S-K filed as Exhibits 31.1 and 31.2 hereto.

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

Date: December 22, 2009
THERMOENERGY CORPORATION

/s/ Dennis C. Cossey
Dennis C. Cossey, Chairman, and
Chief Executive Officer