Form 10-Q/A
period 2009-06-30
THERMOENERGY CORP
filed 2009-12-23
CIK 884504

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

EXPLANATORY NOTE

We are filing his Amendment No. 1 to our quarterly report on Form 10-Q for the period ended June 30, 2009 in order to revise the certifications under Item 601(b)(31) of Regulation S-K filed as Exhibits 31.1 and 31.2 hereto.

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