Form 10-Q/A
period 2009-09-30
THERMOENERGY CORP
filed 2009-12-23
CIK 884504

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

EXPLANATORY NOTE

We are filing his Amendment No. 1 to our quarterly report on Form 10-Q for the period ended September 30, 2009 in order to revise the certifications under Item 601(b)(31) of Regulation S-K filed as Exhibits 31.1 and 31.2 hereto.

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

10.2 *	Form of Common Stock Purchase Warrant issued to Rexon Limited pursuant to Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009 — Previously filed
10.3 *	Executive Employment Agreement dated September 16, 2009 by and between ThermoEnergy Corporation and Shawn R. Hughes — Previously filed
10.4	Security Agreement between The Focus Fund, L.P. and ThermoEnergy Corporation dated July 31, 2009 — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 27, 2009
10.5	Promissory Note in the principal amount of $110,000 issued pursuant to Focus Fund L.P. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 31, 2009
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
Dennis C. Cossey
Chairman and Chief Executive Officer