Form 10-K
period 2009-12-31
THERMOENERGY CORP
filed 2010-03-31
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐     TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 33−46104−FW

THERMOENERGY CORPORATION
(Exact Name of Registrant as specified in its Charter)

Delaware	71−0659511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non−affiliates of the registrant was $8,555,587 computed by reference to the closing price of the common stock on June 30, 2009, the last trading day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $.001 par value	Outstanding at March 26, 2010 - 53,679,473 shares

 DOCUMENTS INCORPORATED BY REFERENCE
Sections of ThermoEnergy Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING
FORWARD–LOOKING INFORMATION

This annual report on Form 10−K contains statements that are considered forward−looking statements. Forward−looking statements give the current expectations of forecasts of future events of the Company. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward−looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward−looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward−looking statements. These forward−looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined in Item 1, below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

PART I

ITEM 1.  Business

We are a clean technologies company engaged in the worldwide development of advanced municipal and industrial wastewater treatment systems and carbon reducing clean energy technologies.

Our wastewater treatment technologies are consolidated in our majority-owned subsidiary, CASTion Corporation ("CASTion"), a Massachusetts corporation.  CASTion is a developer and manufacturer of innovative wastewater treatment and recovery systems to industrial and municipal clients. Our process systems  not only meet local, state and federal environmental regulations,  but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. Our wastewater treatment systems have applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.  Additional information on our water technologies can be found on CASTion’s website at www.castion.com.

We are also the majority owner of a patented clean energy technology known as the Zero Emission Boiler System (“ZEBS”), formerly known as ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse. In conjunction with our joint venture partner, Babcock Power, Inc., we have changed the name of our carbon reducing energy technology from TIPS to ZEBS.  As our joint venture continues to develop this technology for commercialization, we believe that the name change better reflects the broad application of this radical new technology to build new or retrofit old fossil fuel power plants globally with no emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology.  The ZEBS technology is consolidated in our majority-owned subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”). We own 85% of TEPS; Alexander Fassbender, a former officer, owns 7.5% of TEPS; and the remaining 7.5% is owned by an unrelated third party.  On February 23, 2009, TEPS entered into a joint venture with Babcock Power, Inc. called Babcock-Thermo Carbon Capture, LLC ("BTCC") to commercialize the ZEBS process.  BTCC received an exclusive worldwide license to the ZEBS technology, and BTCC is currently designing a 600 megawatt power plant using the ZEBS technology.

ZEBS and the water technologies are collectively referred to as the “Technologies.” The economic and environmental matrix of our technologies represents a significant advancement in these key infrastructure industries.  Additional information can be found on our website at www.thermoenergy.com and on CASTion’s website at www.castion.com.

We were founded in 1988, are incorporated under the laws of the State of Delaware, and have been a public company since 1992.  Our common stock was publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TMEN.OB” until June 2, 2009, when we received from the Financial Industry Regulatory Authority a  Notice of Decision determining that our securities were not eligible for continued quotation on the OTCBB as a result of our failure to file an annual report or quarterly report by the due date three times in the prior twenty-four months.  Our common stock continues to trade on “pink sheets” under the symbol “TMEN.PK”.

Corporate Mission

Our mission is to become a significant force within the global municipal and industrial wastewater and power generation industries.

Water Technologies

Our new management team has refocused the Company on our key CAST and R-CAST patented technologies (described below) in our intellectual property portfolio pertaining to clean water.  The Company’s clean water technologies offer municipal and industrial clients superior economic and process advantages over conventional wastewater treatment methods. The Company’s water technologies include the following:

CASTion’s CAST, R-CAST and Proprietary Water Technologies

Our patented Controlled Atmosphere Separation Technology (“CAST” and “R-CAST”) systems can be utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated plant-wide recovery solution. The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent. When used in a Zero-Liquid-Discharge (“ZLD”) application, we can recover nearly 90% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling at our customer’s facility. CAST concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. CASTion’s water technologies fall into three major categories:

•	Compliance Systems – designed to meet strict local and federal regulatory mandates;
•	Primary Recovery Systems – designed to treat the majority of an operation’s wastewater for reuse and concentrated the contaminants; and
•	Final Recovery Systems – designed to treat the remaining concentrate contaminants for disposal or additional processing to achieve zero liquid discharge.

Systems integration is key to the success of any treatment or recovery project. Because of this, we provide significant value as a turnkey solution provider, thereby ensuring these “state-of-the-art” technologies operate effectively.

ARP

The Ammonia Recovery Process (“ARP technology”) captures ammonia from dilute waste streams and converts it into ammonium sulfate, a commercial grade fertilizer, which can be utilized in agriculture markets worldwide.  The ARP technology has been proven in more than 150 pilot tests nationwide.

ARP is a patented physical/chemical process, comprised of various patented and/or proprietary components, designed to remove and recover ammonia from  aqueous waste streams.  In large-scale field demonstration as well as laboratory tests, ARP has been proven to be a reliable, low−cost, environmentally effective method of treating wastewater discharge streams containing nitrogen in the form of ammonia. The ARP extracts ammonia out of  wastewater discharge streams from municipal, industrial  and livestock waste via RCAST and converts it into standard, commercial−grade, ammonium sulfate fertilizer. The Company is targeting one such ammonia  stream called "centrate";  a liquid product resulting from centrifuging anaerobically digested sewage sludge or animal waste.  Ammonia concentrations found in centrate  ranges from approximately 300 to 3,000 parts per million.  Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered. In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

Once the anaerobically digested sludge is dewatered,  the organically bound nitrogen stays with the sludge solids while virtually all of the aqueous ammonia  stays with the water portion or centrate. This centrate is typically recycled to the front of the wastewater treatment plant. ARP treats the centrate as a relatively concentrated ammonia stream, and returns a very low ammonia stream to the plant that is well below regulatory requirements. This reduction in the nitrogen load on the plant can increase the overall plant through-put by up to 30%. The removed and concentrated ammonia can thereafter be converted into ammonium sulfate, a commercial grade fertilizer. The primary markets for ARP are municipal and industrial wastewater treatment and  the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities.

We signed our first commercial contract for a 500,000 gallon per day ARP system for New York City’s Bowery Bay Water Pollution Control Plant (“WPCP”). That project was cancelled in 2006 and is currently being moved to the 26th Ward WPCP on Jamaica Bay.  New York City filed a public notice of their intent to enter into a sole-source contract with us on February 18, 2009.  This project will be the first large-scale stand alone project ever implemented by the City of New York designed to prevent excess ammonia from flowing into Jamaica Bay.

We licensed one of our patented ARP technologies, the Ion Exchange ("IX"), from Battelle Memorial Institute (“BMI”).  Under the terms of the agreement, dated December 30, 1997, as amended, we agreed to pay to BMI the greater of 5% of revenues received from customers using the BMI technology or $1.00 per 1,000 U.S. gallons processed by the invention.  However, if we enter into a contract under which we or our sublicensee were to design, build, own or operate a facility licensed under the agreement, we would pay to BMI, subject to certain adjustments, a lump sum of 5% of the cost of the installed equipment at the time of commissioning the facility. The agreement provided that we would pay continuing royalties to BMI at a rate of 1.5% of all revenues, excluding certain amortization, received from the customers for such operation; however not less than $0.02 (two cents) per pound of ammonia recovered in the operation.  BMI could terminate the agreement with respect to a particular licensed territory (as described in the agreement) if we had not made sufficient sales to generate royalties to BMI of at least $25,000 per year in that particular territory.  We have not generated such sales to date.  The agreement expires upon the expiration of the patents for ARP technology, or at the discretion of BMI, if a contract is not in place to build a commercial facility to practice the ARP Technology within three years of the date of the agreement.   We have not incorporated IX as a component of our second generation ARP process designs.

Elements of the ARP technology relating to alkalinity recovery in municipal wastewater treatment plants is currently protected by patents that we license.    Under the terms of the license agreement, at the time when cumulative sales of the licensed products exceed $20 million, we agree to pay 1% of the net sales thereafter (as defined in the agreement).

Other technologies in our portfolio include:

ThermoFuel

The ThermoFuel Process ("TFP") is a renewable energy process that converts  digested or  waste activated sewage sludge (biosolids) into a high-energy fuel that can be converted into electricity for use on-site (or exported to the local power grid), or sold as a low-cost feedstock to third party industrial clients.  This Technology is an upgrade of our “STORS” process, which, along with the Company’s ARP technology, was proven in a two-year, $3 million large-scale demonstration project in Colton, CA  in 2000, which was sponsored and funded by the EPA.  The ThermoFuel process provides a cost-effective solution for biosolids disposal for municipal wastewater treatment.  ThermoFuel integrates advanced primary sludge digestion with hydrothermal treatment of waste activated sludge to expand the capacity of existing municipal wastewater facilities.  TFP is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage tanks, ponds or lagoons, as is common  practice for municipal wastewater facilities.  EQ Class A biosolids denote the least health risk of human exposure as defined in the 40 CFR Part 503 Risk Assessment study of the EPA.  Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids.  These biosolids do not meet required pathogen and vector attraction reduction requirements and, as such, pose a potential health risk in direct human contact.  The high energy and low moisture content of TFP fuel make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns and similar applications.  The U.S. Patent & Trademark Office issued a patent for the Sewage Treatment System process on March 17, 2005.  The ThermoFuel process is covered in the same license as enhanced biogas.

ThermoFuel can be utilized as a stand-alone system or combined with our ARP or Enhanced Biogas Production technologies (described below) to provide a comprehensive and cost-effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids; a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted on-site to energy via a gasification plant or boiler.  ThermoFuel allows wastewater treatment plant operators to control the incoming waste stream entirely on-site, with only clean water and saleable commodities leaving the plant. The primary target markets for ThermoFuel are municipal and industrial wastewater treatment facilities.

Enhanced Biogas Production

Our Enhanced Biogas Production process is a cost-effective method of processing and treating animal waste from concentrated animal farming that improves the efficiency of aerobic or anaerobic digesters in conventional wastewater treatment plants.  Our process retrofits existing wastewater treatment plants to recover excess ammonia from the digesters, making the plant run more efficiently.  Through this process, waste is converted into two saleable commodities:  Energy in the form of methane, and ammonium sulfate, a commercial-grade fertilizer.  It can be used as a stand-alone technology, together with our ARP technology, and/or together with our ThermoFuel process.  It can also be implemented with the Temperature Phased Anaerobic Digestion technology used by wastewater treatment plant operators to make more biogas and destroy pathogens.  Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion.  In the high temperature phase, (around 120-140ºF) waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase.

The Enhanced Biogas Production process is currently protected by patents that we license exclusively.  Under the terms of the license agreement, at the time when cumulative sales of the licensed products exceed $20 million, we agree to pay 1% of the net sales thereafter (as defined in the agreement).  We may assign or transfer the Agreement to third parties with the licensee’s consent, not to be unreasonably withheld.

Energy Technologies

In addition to our Water Technologies, we are developing a new, advanced power plant design with our joint venture partner, Babcock Power, Inc., that offers a cost-effective and environmentally responsible solution to both carbon capture and global warming. The power technology is described below.

ZEBS

Zero Emission Boiler System, or “ZEBS” process, represents a novel thermodynamic approach in power plant design.  Based on reliable oxyfuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of all by-products, including NOx, SOx, mercury, particulates, and carbon dioxide (CO2), which can then be used for sequestration or beneficial reuse.  The key element that differentiates ZEBS from conventional oxy-fuel designs is that combustion shifts the temperatures at which water, CO2, mercury and acid gases condense.  Gas-to-liquid nucleate condensation physics is then used to collect and remove the pollutants, while CO2 is recovered as a liquid through direct condensation to reduce harmful air emissions of acid gases, mercury, soot and CO2.  ZEBS is well-suited for new construction and offers a cost-effective way to upgrade many existing coal-fired power plants to zero air emission/carbon capture status.

The primary markets for the ZEBS process will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by-products that can be used as a feedstock for ZEBS.  Some of the industries in which ZEBS can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills.  In March 2001, ThermoEnergy Power Systems was granted U.S. Patent No. 6,196,000 for ZEBS.  We also received a second U.S. patent relating to the ZEBS process (U.S. Patent No. 6,918,253).  Foreign patent applications have been filed in several countries, including Australia, Canada, China, the European Patent Office, India, Mexico, the Russian Federation and South Africa (collectively, the “International Applications”) as provided for by the Patent Cooperation Treaty.  To date, we have received notice of allowance from China and Russia and have paid the issue fee.  We typically obtain continuances in countries where permitted such as Canada and Japan.  Continuances are used to keep the patenting process alive in certain geographical markets until such time we deem the cash outlay on patenting costs and subsequent maintenance fees appropriate in that jurisdiction.  This preserves all rights, and we can request examination at the appropriate time.

Business Objectives and Strategy

Our business model is based on 1) new construction or retrofitting of existing wastewater treatment plants for federal, state and municipal governments, industrial clients as well as power generation plants for public and/or merchant utilities worldwide, 2) privatization contracts where we will build and operate, or build, own and operate municipal and/or industrial wastewater treatment and power plants, and 3) the generation and sales of emission credits for emissions including nitrogen, carbon and mercury either directly to end-users or via established public exchanges.  In instances where the client has sufficient skill to design, build and operate our technologies, we will enter into collaborative working relationships such as joint ventures, licenses and other similar agreements with companies that are well-established in our targeted markets, and can greatly expedite the commercialization of our technologies.

We previously completed large scale demonstration projects for ARP as well as other wastewater treatment technologies called NitRem/DSR and STORS, which we previously licensed from BMI, but we do not use these technologies.  Each of these projects was funded either by the United States government or by entities with which we have or had collaborative working relationships.  We were not required to make capital contributions to any of these demonstration projects and have not received any revenues or generated any income other than reimbursement for certain administrative and operating costs.  These demonstration projects have allowed us to develop, demonstrate and improve the Technologies without having to finance them itself.  From a competitive standpoint in the wastewater and sludge treatment markets, we believe that the ability to meet various state and federal environmental regulatory standards at lower capital requirements than traditional wastewater and sludge treatment solutions make ARP, ThermoFuel, and Enhanced Biogas Treatment technologies an attractive alternative solution for municipalities and certain industrial applications.  We continue to target those markets where state or federal regulations have been enacted and are enforcing municipal and corporate compliance for nitrogen/ammonia, sewage sludge by-products, and other chemical compounds where our technologies provide the most cost-effective and environmentally responsible solution.

We believe many of  these markets represent suitable opportunities for us to implement our primary business model of design, build, own and operate ("DBOO") wastewater facilities over a contracted period (anticipated to be a 10-20 year period).  Alternatively, we may license the Technologies to the client and enter into an operating contract for municipal-owned systems utilizing our Technologies over a similar time period.  Under these arrangements, we would seek to generate revenues and profits from a per unit tolling fee on the volume of waste processed by our technologies, as well as from the projected sale of the commodity byproducts (i.e. the high-energy fuel generated by ThermoFuel, the ammonium sulfate generated by ARP or selling the electricity and/or process steam produced using the high-energy fuel as a feedstock to the municipality or the local power grid.)

We completed grant contracts totaling $544,000 with the University of Nevada, Reno and RDS, LLC (a prime contractor of the U.S. Department of Energy) during 2006.  We subcontracted portions of the work on these grants to CANMET (Natural Resources − Canada); Reaction Systems Engineering, Ltd. (“RSE”); Kent, UK; and Stone and Webster, Inc. We completed a grant project totaling $1.4 million grant project with the Alaska Energy Authority in the second quarter of 2009.  The technical data generated by this grant as well as the data from the previous grants, is being used by BTCC to design the initial ZEBS demonstration plant.

Our long-term growth strategy also includes the acquisition of other companies whose products or services are related to our core businesses.  Ideally, these candidate companies would (a) already be a well-established participant in one or more of our targeted markets; (b) have ongoing revenues and profits; and (c) bring additional administrative and technical skills and expertise needed for us to achieve our corporate mission and continue our growth goals.

New York City Contract

We were awarded a $7 million contract on June 13, 2005 by New York City Department of Environmental Protection (“NYCDEP”) for a 500,000 gallon per day ARP facility to be located at the City’s Bowery Bay Water Pollution Control Plant (“WPCP”).  The project encountered problems at the Bowery Bay WPCP unrelated to our Technologies or operations and was cancelled in September 2006 until such time that NYCDEP could identify an alternative site.  Subsequently, we entered into negotiation with NYCDEP to enter into a new contract to move the project to the 26th Ward WPCP,  situated on Jamaica Bay, in Brooklyn.  Due to process costs and plant operational variances between the Bowery Bay and 26th Ward plant WPCP, the ARP project was enlarged to process up to 1.2 million gallons per day at a cost not to exceed $27.1 million.  We completed and submitted the redesign for the larger plant during the fourth quarter of 2008.  NYCDEP accepted the preliminary design and subsequently filed a public notice of their intent to enter into a sole source contract with us on February 18, 2009.  On August 5, 2009, the City’s Office of Management and Budget (“NYCOMB”) approved the new contract, and we expect to formally sign  the new contract and begin construction of the facility during 2010.  We believe that, based upon the proposed terms of the ARP contract, we would be able to meet the operational requirements of the contract, assuming that substantial additional financing from investors is obtained to meet our cash needs (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Discussion).  If the 26th Ward facility meets certain predetermined process and economic efficiencies, we intend to pursue additional contracts with New York City with respect to other facilities that will be needed in order to meet the terms of a Consent Decree entered against the City in 2002 pursuant to which the City is required to develop a plan to upgrade the plants to meet specific ammonia discharge limits set out in the Consent Decree.

We released an engineering study by HydroQual Inc., internationally renowned experts in water resources management, confirming the many economic and process advantages of using our patented ARP technology to greatly reduce the amount of ammonia currently being discharged from municipal and industrial wastewater treatment plants.  The study utilized the industry leading BioWin modeling software to support the report’s conclusion that ARP requires significantly less space, uses less energy and dramatically lowers both capital and operating costs for ammonia-nitrogen treatment relative to the use of conventional biological methods.

Thousands of tons of nitrogen, in the form of ammonia, are being discharged into local waterways every day by wastewater treatment plants throughout the United States and around the world.  Many states, as well as the federal government, have begun to regulate the amount of ammonia discharged to protect the environment.  While ammonia, in small amounts, is present in many industrial and household products, it is harmful to human health and extremely toxic to aquatic life in large doses.  The presence of ammonia in waterways and aquifers creates conditions resulting in the creation of “Dead Zones”; areas within a body of water where fish and shell fish cannot live. Currently, there are over 140 Dead Zones throughout the world including some of the nation’s leading bodies of water such as the Chesapeake Bay, Long Island Sound, Puget Sound, Gulf of Mexico and Narragansett Bay, among others.

Recent Developments

In September 2009, we engaged in a financing transaction (“the 2009 Financing”) with an investor group consisting of The Quercus Trust, Empire Capital Partners, Robert S. Trump and Focus Fund L.P. which, if fully funded, would result in cash proceeds of $6.4 million to us.  The 2009 Financing provides for funding in four tranches, with the first and second tranche amounts totaling $3.2 million fully funded and the third and fourth tranche amounts totaling $3.2 million based on the occurrence of specified events.

In the first tranche funding of $1.68 million, we issued 8% Secured Convertible Promissory Notes in September 2009 identical in form and substance to our 8% Secured Convertible Promissory Note issued to the Focus Fund L.P. on July 31, 2009, which was amended to provide for a conversion price of $0.24 per share and a maturity date of December 31, 2010.  In addition, our outstanding Convertible Promissory Notes payable to the investors in the original aggregate principal amount of $3,550,000 were amended to conform to the same terms as the 8% Secured Convertible Promissory Notes.  The security for all of the 8% Secured Convertible Promissory Notes is our 85% interest in ThermoEnergy Power Systems.

In the second tranche funding of $1.4 million, we issued shares of Series B Convertible Preferred Stock in November 2009 at a price of $2.40 per share.  Upon the closing of the second tranche funding, the outstanding principal and accrued interest on all of the 8% Secured Convertible Promissory Notes automatically converted into shares of our Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock is convertible, at any time at the discretion of the holder, into ten shares of our Common Stock.  Except with respect to the election of the Board of Directors, holders of Series B Convertible Preferred Stock will vote on an as-converted basis together with the Common Stock holders on all matters.  The term sheet provides that our Board of Directors will consist of seven members.  Four Directors will be elected by holders of our Series B Convertible Preferred Stock (three to be designated by Quercus and one by Robert S. Trump), and three Directors will be elected by the holders of our Common Stock.

We issued Common Stock warrants with an aggregate exercise price equal to 200% of the principal amount invested to the investors at the closing of each tranche.  The warrants have a five year term and provide for an exercise price of $.50 per share.

The 2009 Financing also provides, among other things, for the following:  (i) the reduction of the exercise price to $.50 for the Company’s outstanding warrants held by the investors which have an exercise price greater than $.50 and were issued in conjunction with Convertible Notes which were amended in accordance with the term sheet; (ii) the dismissal of the litigation filed by Quercus against us; (iii)  the execution of mutual general releases of all prior claims (whether or not yet asserted); (iv) the removal of the registration payment arrangements with Quercus; (v) the employment of a new Chief Executive Officer and Chief Financial Officer; and (vi) the termination of all existing employment agreements with our executive officers.

On September 28, 2009, litigation filed in Arkansas against us by the Quercus Trust was dismissed. On September 30, 2009, litigation filed in Delaware against us by the Quercus Trust was dismissed.  See Note 15 of Notes to Consolidated Financial Statements for additional information.

On March 10, 2010, we entered into a Bridge Loan Agreement, effective March 1, 2010, with our principal investors pursuant to which the investors agreed to make bridge loans to us up to $2.7 million prior to the satisfaction of the conditions to the closing of the third and fourth tranches of the Series B financing.  We issued 3% Secured Convertible Promissory Notes in the principal amount of each investor’s funding commitment (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per annum and are due and payable on February 28, 2011.

Patents and Patents Pending

We own or license all of our technologies, including the technologies discussed previously in this document.

License Payments to Battelle Memorial Institute

During 2005, we made the strategic decision to cancel existing license agreements with BMI for STORS, NitRem and DSR technologies in a move designed to fully concentrate our resources on only those technologies that management believes have significant long-term commercial potential.

Research and development activities with respect to STORS, NitRem and ARP have generally been conducted by BMI, although BMI did not conduct any research and development activities in 2005, 2006 or 2007. We conduct research and development activities as it relates to product improvement on several of its key water/wastewater process systems in our Worcester, MA facility.  License expenditures totaled $40,000 for the years ended December 31, 2008 and 2007 based upon a minimum royalty schedule.  We do not expect any future annual minimum royalty payments to BMI.

Employees

As of December 31, 2009, we had 23 full-time employees, located primarily in the Worcester, MA fabrication facility and the corporate headquarters in Little Rock, AR.  None of our employees are represented by a labor union.  We have experienced no work stoppages, and management believes our employee relationships are generally good.

Competition

Our Technologies are intended to enable the wastewater treatment and power generation industries to comply with state and federal clean water and clean air regulatory requirements in the United States.  We believe that these industries are dominated by process methods developed in the 1940s and 1950s, with only minor improvements since that time.  It is our belief that local, state and federal regulatory mandates, as well as amendments to previously enacted clean water regulations (see Government Regulation, below) have rendered the majority of these process methods ineffective, either from an economic or process efficiency standpoint, in meeting  these mandates, especially as they relate to greenhouse gas ("GHG") reduction. Yet, conventional wisdom continues to enable these technologies  to compete with our Technologies for share of the wastewater treatment market.  Competitive factors affecting us include entrenchment and familiarity of the older technologies within our target markets.  Likewise, individuals with purchasing authority within our target markets are not as familiar with our Technologies and may be hesitant to adopt them in their municipal or industrial facilities.  Plant operators have attempted to meet the regulatory requirements by optimizing existing process methods rather than adopting new technologies, including ours.  The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new or developing companies.  The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise our principal competition.  However, there can be no assurance that there will not be additional competitors in the future or that such competitors will not develop technologies that are superior to ours.

Government Regulation

There are many federal, state and local statutes and regulations enacted to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills, the Ocean Dumping Ban Act, and the Clean Water and Watershed Restoration Initiative.  The regulations established under these plans are intended to improve existing water quality programs.  In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost-effective methods of wastewater treatment.

We believe that the policy relating to environmental issues relevant to clean air and clean water regulations under President Obama is favorable toward implementation and enforcement.  Management believes that current leaders in both the House of Representatives and the Senate are also far more favorable to environmental issues, which will result in the passage of new legislation relevant to clean air and clean water as well as increased enforcement of existing regulatory requirements by the EPA and U.S. Department of Justice.  Management believes that should the legislative environment improve, there will be additional opportunities for us to market and develop the Technologies.

Notwithstanding the uncertainty created by these regulatory and administrative initiatives, we believe that some of the proposals should provide it with additional potential customers for our ZEBS process once development is complete, who desire to meet the regulatory limits and are motivated by the possible economic benefits of selling “credits” under a cap and trade program.

Our Technologies are very attractive in the global marketplace, where clean water and clean air regulations of some countries are more stringent than those in effect in the United States.  The marketability of the ZEBS technology was significantly expanded with the ratification of the Kyoto Protocol by 141 nations, which took effect in February of 2005.  As the Kyoto Protocol emission reductions are phased in through 2012, many older coal-fired power plants will be among the first affected by the new regulations.  Many of these plants utilize boiler designs that are 20 years old or more, making any upgrade using conventional combustion technology highly improbable.  Collectively, these plants represent an enormous sunk-cost for utilities and industry, creating an ideal opportunity for any new retrofit technology that could potentially be required to keep these plants operational.  While there are a number of post-combustion carbon capture technologies currently under development,  management is unaware of any other  primary combustion technology currently available or nearing commercial  deployment capable of achieving zero air emissions as well as capturing greater than 95% of carbon dioxide.  There can be no assurance, however, that a competing technology or technologies will not be developed in the future or that the passage of more stringent clean air requirements will result in our Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Item 1A.  Risk Factors

Disclosures required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

Our principal executive offices are located at 124 West Capitol Avenue, Suite 880, Little Rock, Arkansas, where we lease approximately 1,200 square feet from an unaffiliated third party under a three year lease. We also lease approximately 20,000 square feet of space under a five year lease in Worcester, Massachusetts from an unaffiliated third party which is our primary business office.  In the event either of these leases is not extended or renewed, we believe that we can find comparable facilities in the same geographic area at lease rates comparable to those it currently pays.  We do not own any real property.

ITEM 3.  Legal Proceedings

None.

PART II

Item 4.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock was traded on the OTC Bulletin Board. The stock symbol was TMEN.OB and the transfer agent is Registrar & Transfer Company, Cranford, New Jersey 07016.  On June 2, 2009 we received from the Financial Industry Regulatory Authority a  Notice of Decision determining that our securities were not eligible for continued quotation on the OTC Bulletin Board as a result of our failure to file an annual report or quarterly report by the due date three times in the prior twenty-four months.  Our common stock continues to trade on “pink sheets” under the symbol “TMEN.PK”.  The ranges of the high and low bid prices for the Common Stock for the four quarters of 2008 and 2009 are shown below.

	High	Low
Year Ended December 31, 2008
First Quarter	$1.08	$0.64
Second Quarter	$1.55	$0.87
Third Quarter	$1.15	$0.53
Fourth Quarter	$0.68	$0.45

Year Ended December 31, 2009
First Quarter	$0.80	$0.35
Second Quarter	$0.70	$0.27
Third Quarter	$0.41	$0.27
Fourth Quarter	$0.42	$0.27

Holders

At March 26, 2010, the number of holders of record of the issued and outstanding common stock of the Company was 1,206.

Dividends

We have never paid any cash dividend on our Common Stock and do not anticipate paying cash dividends in the near future. Any such dividend payment is at the discretion of our Board of Directors and would depend on our earnings, financial condition and other business and economic factors affecting us at that time which the Board of Directors may consider relevant.

ITEM 5.  Selected Financial Data

Not applicable.

ITEM 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a clean technologies company engaged in the worldwide development of advanced municipal and industrial wastewater treatment systems and carbon reducing clean energy technologies.

Our wastewater treatment systems not only meet local, state and federal environmental regulations,  but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations.

We are also the majority owner of a patented clean energy technology known as the Zero Emissions Boiler System (“ZEBS”), formerly known as ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse.  In conjunction with our joint venture partner, Babcock Power, Inc., we have changed the name of our carbon reducing energy technology from TIPS to ZEBS.  As our joint venture continues to develop this technology for commercialization, we believe that the name change better reflects the broad application of this radical new technology to build new or retrofit old fossil fuel power plants globally with no emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology.  We, through our majority-owned subsidiary, ThermoEnergy Power Systems, LLC, entered into a joint venture with Babcock Power, Inc. called Babcock-Thermo Carbon Capture, LLC ("BTCC") to obtain the resources necessary to facilitate the development and commercialization of this technology.

We currently generate recurring revenues from the sale and development of wastewater treatment systems.  We enter into contracts with our customers to provide a wastewater treatment solution that meets the customer’s present and future needs.  Our revenues are tied to the size and scale of the wastewater treatment system required by the customer, as well as the progress made on each customer contract.  From time to time, we receive funding from federal grants to continue the development of ZEBS; however, there can be no assurance that such grants will be available to us in the future.

There are many federal, state and local statutes and regulations enacted to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills, the Ocean Dumping Ban Act, and the Clean Water and Watershed Restoration Initiative.  The regulations established under these plans are intended to improve existing water quality programs.  In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost-effective methods of wastewater treatment.  We believe that the legislative environment will create additional opportunities to market our Technologies.

We own or license all of the Technologies that we use in our business.

Research and Development

Research and development activity is an integral part of our business activity.  We continue to conduct research and development of water/wastewater treatment products and services at our Worcester, MA facility in a number of areas including testing various waste streams for potential clients and other third parties, Chemcad and Aspen modeling for the ZEBS process, centrate testing related to the Company’s New York project and ARP process flow modifications.  In addition, we will continue to participate in joint research and development activities with Babcock Power, Inc through our BTCC joint venture.

Liquidity and Capital Resources

We have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  During 2009 and 2008, we have funded our operations primarily from the sale of  convertible debt, preferred stock and restricted stock, generally from stockholders and other related parties who are sophisticated investors in clean technology.  Although we will require substantial additional funding to continue existing operations, we are optimistic in our ability to obtain capital and debt financing.

Cash used in operations amounted to $3,816,000 and $6,781,000 for the years ended December 31, 2009 and 2008, respectively.  The reduction in cash used from operations in 2009 is primarily the result of our cost cutting measures in 2009, which have reduced continuing operating expenses by more than $2 million.  Cash used by investing activities included an investment in our joint venture with Babcock Power of $50,000 for the year ended December 31, 2009 and purchases of property and equipment of $153,000 for the year ended December 31, 2008.

At December 31, 2009, we did not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of December 31, 2009, the Company had a cash balance of approximately $1.1 million and current liabilities of approximately $12.0 million, which consisted primarily of convertible debt in default of $4.1 million (net of $104,000 of debt discounts), contingent liability reserves of $3.05 million and unpaid payroll taxes of $2.6 million.

As more fully described in Note 4 of Notes to the Consolidated Financial Statements, we and an investor group engaged in a financing transaction (“the 2009 Financing”) that, if fully funded, would result in cash proceeds of $6.25 million.  The 2009 Financing originally provided for funding in four tranches, with the first and second tranche amounts totaling $3.05 million based on specified time periods and the third and fourth tranche amounts totaling $3.2 million based on the occurrence of specified events.  The first tranche of funding in the amount of $1.68 million was completed in September 2009, and the second tranche of funding totaling $1.4 million was completed in November 2009.

On March 10, 2010, we entered into a Bridge Loan Agreement, effective March 1, 2010, with six of the investors who are parties to the 2009 Financing pursuant to which the investors agreed to make bridge loans to us up to $2.7 million.  We issued 3% Secured Convertible Promissory Notes in the principal amount of each investor’s funding commitment (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per annum and are due and payable on February 28, 2011.  The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder thereof, into shares of Common Stock at a conversion price of $0.24 per share.

The Bridge Loan Agreement amends the 2009 Financing (see Note 9) such that the investors shall surrender the Bridge Notes as payment for the Third Tranche Closing and/or the Fourth Tranche Closing upon the occurrence of certain events.  The Agreement also makes further amendments to the Series B Convertible Preferred Stock financing to provide for additional warrant coverage based on  the amounts advanced and makes changes to funding commitments among the various investors.

The Bridge Notes contain other conventional provisions, including for the acceleration of repayment obligations upon the occurrence of certain specified Events of Default.  The Bridge Notes are secured by a lien on all of our assets except for the shares of our subsidiary, CASTion Corporation (in which no security interest has been granted).

As more fully discussed in Note 14 of Notes to Consolidated Financial Statements, in 2009 we discovered that the former Chief Financial Officer (“CFO”) failed to file our payroll tax returns and pay the related payroll taxes since he assumed his officer position in 2005.  This resulted in an accrual during the fourth quarter of 2008 of an additional $1,064,000 of payroll taxes (resulting in total unpaid payroll taxes of $2,022,000) and $2,105,000 of estimated interest and penalties for late filing of the tax returns and nonpayment of the payroll taxes.  In 2009, we accrued an additional $246,000 of interest and penalties.  We are currently in negotiations with the applicable state and federal taxing authorities to schedule payment of these outstanding taxes.  We may become subject to tax liens if we cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the CFO, we may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  We cannot predict what, if any, actions may be taken by the respective tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

Because of our financial condition, there can be no assurance that we will be able to obtain the funding necessary to continue its operations and development activities.

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

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of ThermoEnergy and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.

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

In circumstances when we cannot estimate the final outcome of a contract, or when we cannot reasonably estimate revenue, we utilize the percentage-of-completion method based on a zero profit margin until more precise estimates can be made.  If and when we can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate.  For the year ended December 31, 2009, we have recorded one contract which represented approximately 80% of our revenues utilizing the percentage-of-completion method based on a zero profit margin.

Costs and estimated earnings in excess of billings on uncompleted contracts, which were not significant at December 31, 2009 and 2008, represent revenues recognized in excess of amounts billed and are included in accounts receivable.  Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $398,000 and $264,000 at December 31, 2009 and 2008, respectively, represent amounts billed in excess of revenues earned and are included in deferred revenue.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to our contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current.  The allowance for doubtful accounts totaled $9,000 at December 31, 2009. There was no such allowance at December 31, 2008.  Our method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding.

Inventory

Inventory are stated at the lower of cost of market using the first-in, first-out method and consist primarily of raw materials and supplies.

We evaluate our inventory for excess and obsolescence on an annual basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether such equipment requires a change in the inventory reserve in order to record the inventory at net realizable value.  Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value.  Inventory reserves totaled $74,000 at December 31, 2009.  There was no inventory reserve at December 31, 2008.

Property and equipment

Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset.  Depreciation is computed using the straight-line method.  We evaluate long-lived assets based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable.  If that evaluation indicates that an impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable.  During the year ended December 31, 2008, we recorded asset impairment charges of $105,116 related to property and equipment (primarily a mobile ARP unit).

Debt issue costs

Debt issue costs incurred during 2008 are amortized using the effective interest rate method over the life of the related debt.  Debt issue costs, net of amortization, amounted to $152,000 at December 31, 2008, and are included in Other Assets in the Consolidated Balance Sheets.  All debt issue costs were written off during 2009.

Contingencies

We accrue for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable.  Such estimates may be based on advice from third parties or on management’s judgment, as appropriate.  Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss.  Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

Stock options

We account for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505 and 718 (formerly Statement of Financial Standards No. 123 (Revised 2004), “Share-Based Payment.”)  This Statement requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  We use the Black-Scholes option pricing model to estimate the fair value of stock option awards.

Income taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using enacted rates and laws that will be in effect when the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance for deferred tax assets is provided if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Series B Convertible Preferred Stock

The Company initially accounted for its Series B Convertible Preferred Stock by allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock.  The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate.  Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ equity (deficit) section of the Company's consolidated balance sheet.  The value of the warrants and beneficial conversion features are considered a “deemed dividend” and are added as a component of net loss attributable to common stockholders on the Company’s consolidated statement of operations.

Effect of New Accounting Pronouncements

In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Citing particular content in the ASC involves specifying the unique numeric path to the content.  The adoption of ASC did not have any effect on our consolidated results of operations, financial position or cash flows.

On January 1, 2009, we adopted FASB ASC Topic 815-40 "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (formerly EITF 07-5). ASC Topic 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  ASC 815-40 is effective for fiscal years beginning after December 15, 2008.  We adopted ASC topic 815-40 on January 1, 2009 and as such some of our outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009, as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock.  See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

During the second quarter of 2009, we adopted ASC 855, “Subsequent Events” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows or disclosures.

During the first quarter of 2009, we adopted ASC 805, “Business Combinations” (“ASC 805”) (formerly SFAS No. 141 (R), “Business Combinations”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact of adopting ASC 805 did not have a material impact on our consolidated results of operations, financial position, cash flows or disclosures.

During the first quarter of 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is now included in ASC 810, “Consolidations”.  This Statement requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity.  SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment.  As discussed in Note 10, we reclassified $1,662,000 of noncontrolling interest in CASTion Corporation as of December 31, 2008 from liabilities to stockholders’ equity (deficit) on our Consolidated Balance Sheet, and we reduced consolidated stockholders’ equity (deficit) by approximately $2,282,000 during the first quarter of 2009 as a result of acquiring the minority interest in our subsidiary, CASTion Corporation, on January 5, 2009.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Contract and grant income increased by $2,286,000 to $4,016,000 in 2009 compared to $1,730,000 in 2008.  This increase is related to increased wastewater systems activity in our CASTion subsidiary, as we secured and performed substantial work on one major contract in 2009.  Consequently, cost of contract and grant income increased by $1,613,000 to $4,013,000 in 2009 compared to $2,400,000 in 2008.

General and administrative expenses and professional fees totaled $4,831,000 in 2009, a decrease of $2,137,000 compared to 2008.  The decrease was the result of cost cutting measures taken during 2009 and an accrual of $1,064,000 of payroll taxes during the fourth quarter of 2008 that did not repeat in 2009.  Selling expenses totaled $533,000 in 2009, an increase of $128,000 compared to 2008.  The increase is primarily related to increased commissions on our revenue base in 2009.  Contingency accruals totaling $3,334,000 in 2008 related to estimated interest and penalties on our unpaid payroll taxes did not repeat in 2009.  Stock option expense was $663,000 in 2009, a decrease of $1,019,000 compared to 2008.  The decrease was due to extending the vesting period of options issued in 2009; options issued in 2008 were immediately vested and exercisable.  Expenses related to the issuance of warrants totaled $1,925,000 in 2009, an increase of $492,000 compared to 2008.

Because of our various debt issuances and the restructuring of convertible debt into preferred stock in 2009, we recognized a loss on the extinguishment of debt of $3,285,000, which is primarily related to amortization of debt discounts for beneficial conversion features and warrants issued with the various debt issuances.  In 2009, we were required to change our accounting for certain warrants issued to investors as derivative liabilities.  As a result, we record income on these derivative instruments totaling $937,000 which resulted from the net change in fair value.  Interest expense in 2009 totaled $2,687,000 in 2009, an increase of $1,064,000 compared to 2008, due to the large number of debt issuances during 2009 which were later converted to preferred stock.

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

General and administrative expenses increased by $1,417,000 during 2008 compared to 2007 due primarily to the impact of the accrual of $1,064,000 of payroll taxes during the fourth quarter of 2008.  See Note 14 of Notes to Consolidated Financial Statements for additional information regarding this matter.  During the year ended December 31, 2007, the Company recorded a goodwill impairment charge of $10,665,000 relating to the 2007 acquisition of CASTion (see Note 10 of Notes to Consolidated Financial Statements for additional information).  Contingency accruals increased significantly during 2008 compared to 2007 due primarily to the estimated interest and penalties on the Company’s $2,022,000 of unpaid payroll taxes at December 31, 2008.  See Note 14 of Notes to Consolidated Financial Statements for additional information regarding contingency accruals.  Compensation expense associated with the issuance of stock options increased by $778,000 during 2008 compared to 2007 due primarily to the increase in the option term to ten years for the 2008 grants compared to three years for the 2007 grants.

ITEM 6A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 7.  Financial Statements and Supplementary Data

See the Company’s financial statements for the years ended December 31, 2009 and 2008, beginning on page A-1.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A(T). Controls and Procedures

Management's Report On Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s internal control over financial reporting should provide reasonable assurance to our Management and Board of Directors regarding the reliability of financial reporting and the reliability, preparation and fair presentation of published financial statements. Our internal control over financial reporting should be supported by a program of appropriate reviews by Management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Ethics adopted by our Board of Directors, applicable to all Directors, officers and employees.

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

The Audit Committee of our Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that the independent public accountants have free access to the Audit Committee.

Our Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on Management’s assessment, we believe the Company did not maintain effective internal control over financial reporting as of December 31, 2009. Specifically, we have determined that our internal controls as of December 31, 2009 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed, (ii) our period-end reporting process did not provide sufficiently timely and accurate financial statements and required disclosures, (iii) there was a lack of segregation of duties in our significant accounting functions, (iv) our contract administration and accounting procedures were deficient, and (v) our former Chief Financial Officer engaged in acts that resulted in significant adjustments to the 2008 consolidated financial statements and subjected us to potential criminal and/or civil action with respect to the impact of our unpaid payroll tax matters.  The former Chief Financial Officer resigned on August 3, 2009 following a vote by our Board of Directors to terminate his employment for cause.

Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with representatives of our independent public accountants and intends to address the remediation process for the material weaknesses noted and our Section 404 reporting responsibilities in 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at meeting their objectives in that our period-ending reporting process did not provide sufficiently timely and accurate financial statements and disclosures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

We held our Annual Meeting of Stockholders on December 15, 2009.  The matters voted upon at this meeting and the number of shares cast for and against each item are as follows:

1.	To elect the following people to the Board to Directors:

Director	For	Withheld
Dennis C. Cossey	28,764,671	8,878,277
J. Winder Hughes III	32,217,092	5,425,856
Arthur S. Reynolds	32,238,927	5,404,021

2,	To amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 300,000,000:

For	Withheld	Abstain
32,336,707	4,317,528	988,712

3,	To ratify the appointment of Kemp & Company as independent registered public accountants for the Company for 2009:

For	Withheld	Abstain
33,809,942	2,577,738	1,255,267

PART III

ITEM 9.  Directors, Executive Officers and Corporate Governance

The information concerning directors and executive officers required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled “Election of Directors” and “Committees of the Board of Directors” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

A copy of the Company’s Code of Business Conduct and Ethics, including additional provisions which apply to the chief executive officer and senior financial officers, may be obtained free of charge by making a written request to Investor Relations, ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

ITEM 10.  Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of the Board” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Section entitled “Principal Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 7.
(2)	All financial statement schedules are omitted, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.
(3)	Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith. See Index to Exhibits on Page B-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr., CPA	March 31, 2010
Teodor Klowan, Jr., CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dennis C. Cossey	Director and Chairman of the Board	March 31, 2010
Dennis C. Cossey

/s/ Cary G. Bullock	Director, President and Chief Executive Officer	March 31, 2010
Cary G. Bullock	(Principal Executive Officer)

/s/ Teodor Klowan, Jr., CPA	Executive Vice President and Chief Financial Officer	March 31, 2010
Teodor Klowan, Jr., CPA	(Principal Financial and Accounting Officer)

/s/ David Anthony	Director	March 31, 2010
David Anthony

/s/ J. Winder Hughes III	Director	March 31, 2010
J. Winder Hughes III

/s/ Shawn R. Hughes	Director	March 31, 2010
Shawn R. Hughes

/s/ Arthur S. Reynolds	Director	March 31, 2010
Arthur S. Reynolds

THERMOENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2009 and 2008

With

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheets of ThermoEnergy Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company has incurred net losses since inception and will require substantial capital to continue commercialization of the Company’s technologies and to fund the Companies liabilities, which included $2,621,000 of unpaid payroll taxes, $4,133,000 of convertible debt in default (net of debt discounts of $104,000) and $3,053,000 of contingent liability reserves at December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 13 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating when adjustment features within financial instruments are considered to be equity due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of January 1, 2009.

/s/ Kemp & Company, a Professional Association
Little Rock, Arkansas
March 30, 2010

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$1,109	$115
Accounts receivable, net	7	111
Inventories, net	74	164
Other current assets	205	164
Total Current Assets	1,395	554

Property and equipment, net	241	305
Other assets	74	176

Total Assets	$1,710	$1,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$812	$204
Short-term borrowings	—	873
Convertible debt in default	4,133	3,478
Contingent liability reserves	3,053	3,334
Deferred revenue	398	264
Other current liabilities	3,627	2,713
Total Current Liabilities	12,023	10,866

Long Term Liabilities:
Deferred comp retirement plan for officers, net of current portion	229	261
Warrant liability	2,559	—
Convertible debt	1,370	992
Total Long Term Liabilities	4,158	1,253

Total Liabilities	16,181	12,119

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, 20,000,000 shares authorized:
Class A Preferred Stock, liquidation value of $1.20 per share: designated:
10,000,000 shares; issued and outstanding: 208,334 shares in 2009 and 2008	2	2
Class B Preferred Stock, liquidation preference of $2.40 per share: designated:
4,371,287 shares; issued and outstanding: 3,037,954 shares in 2009	30	—
Common Stock, $.001 par value: authorized - 300,000,000 shares;
issued: 53,763,270 shares in 2009 and 50,247,537 shares in 2008;
outstanding: 53,679,473 shares in 2009 and 50,163,740 shares in 2008	54	50
Additional paid-in capital	66,711	58,810
Accumulated deficit	(81,268)	(68,284)

Total ThermoEnergy Corporation Stockholders' Equity (Deficit)	(14,471)	(9,422)
Noncontrolling interest	—	(1,662)

Total Stockholders’ Equity (Deficit)	(14,471)	(11,084)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,710	$1,035

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008

Contract and grant income	$4,016	$1,730
Less: cost of contract and grant income	4,013	2,400
Gross operating income (loss)	3	(670)

Operating Expenses:
General and administrative	3,071	5,534
Selling expenses	533	405
Contingency accruals	—	3,334
Option expense	663	1,682
Warrant expense	1,925	1,331
Professional fees	1,760	1,434
Total operating expenses	7,952	13,720

Loss from operations	(7,949)	(14,390)

Other income (expense):
Interest income	—	29
Loss on extinguishment of debt	(3,285)	—
Derivative investment income	937	—
Interest expense	(2,687)	(1,623)
Total other income (expense)	(5,035)	(1,594)

Net loss before minority interest in subsidiary	(12,984)	(15,984)
Minority interest in subsidiary	—	248

Net loss	$(12,984)	$(15,736)
Deemed dividend on Series B Convertible Preferred Stock	(2,749)	—

Net loss attributable to common stockholders	$(15,733)	$(15,736)

Loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.34)

Shares used in computing loss per share, basic and diluted	52,742,611	46,372,059

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share amounts)
Years Ended December 31, 2009 and 2008

	ThermoEnergy Corporation Stockholders' Equity (Deficit)
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total

Balance (Deficit) January 1, 2008	$53	$-	$40	$50,794	$(52,548)	$(1,414)	$(3,075)

Warrants issued for services				1,331			1,331
Issuance of 220,000 shares of Common Stock for services				277			277
Cashless exercise of 4,662,639 warrants for 1,854,984 shares of Common Stock			2	(2)			-
Exercised 741,493 warrants for 741,493 shares of Common Stock			1	473			474
Stock grants issued to officers (250,000 shares at $1.11 per share)			1	278			279
Stock options issued to officers, directors and employees				1,682			1,682
Converted Preferred Stock to Common Stock (5,051,668 shares)	(51)		5	46			-
Convertible Note converted to Common Stock (1,146,036 shares at $0.50 per share)			1	572			573
Common Stock Issued for interest payments (124,172 shares at $0.47 per share)				58			58
Warrants and beneficial conversion feature issued with convertible notes				3,301			3,301

Net loss					(15,736)	(248)	(15,984)

Balance (Deficit) December 31, 2008	$2	$-	$50	$58,810	$(68,284)	$(1,662)	$(11,084)

Cumulative effect of change in accounting principle				(3,195)			(3,195)
Stock options issued to officers, directors and employees				663			663
Modification of warrants				1,691			1,691
Warrants issued for services				148			148
Common Stock Issued for interest payments (313,005 shares)				109			109
Issuance of 345,000 shares of Common Stock for services				188			188
Issued 1,428,571 shares of Common Stock for cash			2	498			500
Issued 435,442 shares of Common Stock and warrants to acquire CASTion's noncontrolling interest			1	268			269
Purchase of CASTion shares from noncontrolling interest				(2,282)		1,662	(620)
Warrants and beneficial conversion feature issued with convertible notes and Series B Preferred Stock				4,211			4,211
Convertible Note converted to Common Stock (768,535 shares at $.75 per share)			1	576			577
Convertible Notes and accrued interest converted to Series B Preferred Stock (2,454,621 shares at $2.40 per share), net of value of acquired beneficial conversion features		24		3,632			3,656
Issued 583,333 shares of Series B Preferred Stock for cash		6		1,394			1,400

Net Loss					(12,984)		(12,984)

Balance (Deficit) December 31, 2009	$2	$30	$54	$66,711	$(81,268)	$-	$(14,471)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008

Operating Activities:
Net loss	$(12,984)	$(15,736)
Adjustment to reconcile net loss to net cash used in operating activities:
Options issued to officers and directors	663	1,682
Warrant expense	1,823	1,331
Warrants issued for services	148	—
Common stock issues for services	188	—
Loss on extinguishment of debt	3,285	—
Change in fair value of warrant liability	(937)
Depreciation	64	65
Provision for inventory reserves	74	—
Contingency accruals	—	3,334
Impairment charges - property and equipment	—	105
Minority interest in subsidiary	—	(248)
Stock issued for services	—	277
Amortization of discount on convertible debt	1,364	1,090
Other	—	40
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts and notes receivable	104	149
Inventories	16	20
Other current assets	(41)	75
Other assets	—	(19)
Accounts payable	608	(640)
Deferred revenue	134	(194)
All other current liabilities	1,707	1,931
Deferred compensation retirement plan	(32)	(43)

Net cash used in operating activities	(3,816)	(6,781)

Investing activities:
Investment in joint venture	(50)	—
Purchase of property and equipment	—	(153)

Net cash used in investing activities	(50)	(153)

Financing Activities:
Proceeds from short-term borrowings	—	1,000
Payments on short-term borrowings	—	(200)
Proceeds from issuance of Common Stock and warrants	500	474
Proceeds from issuance of Preferred Stock and warrants	1,400	—
Proceeds from convertible promissory notes	3,260	2,750
Payments on convertible promissory notes	(300)	—
Debt issue costs	—	(160)

Net cash provided by financing activities	4,860	3,864

Net change in cash	994	(3,070)
Cash, beginning of year	115	3,185
Cash, end of year	$1,109	$115

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1:  Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of marketing and developing advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies.

We are the majority owner of a patented clean energy technology known as the Zero Emission Boiler System (“ZEBS”), formerly known as ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse.  We, through our majority-owned subsidiary, ThermoEnergy Power Systems, LLC, entered into a joint venture with Babcock Power, Inc. in 2009 called Babcock-Thermo Carbon Capture, LLC ("BTCC") to obtain the resources necessary to facilitate the development and commercialization of this technology.

The Company acquired a majority stake in CASTion Corporation (“CASTion”), a Massachusetts corporation, on July 2, 2007.  The acquisition of CASTion resulted in the Company becoming primarily a “water company” with many patented and proprietary Water Technologies.  CASTion’s patented Controlled Atmosphere Separation Technology (“CAST”) systems are utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated recovery solution. The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent. The Zero-Liquid-Discharge program can recover nearly 100% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling at our customer’s facility.  The Company acquired the remaining minority interest in CASTion Corporation on January 5, 2009. (see Note 10)

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition. Certain prior year amounts have been reclassified to conform to current year classifications.

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

In circumstances when the Company cannot estimate the final outcome of a contract, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made.  If and when the Company can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate.  For the year ended December 31, 2009, the Company has recorded one contract which represented approximately 80% of its revenues utilizing the percentage-of-completion method based on a zero profit margin.

Costs and estimated earnings in excess of billings on uncompleted contracts, which were not significant at December 31, 2009 and 2008, represent revenues recognized in excess of amounts billed and are included in accounts receivable.  Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $398,000 and $264,000 at December 31, 2009 and 2008, respectively, represent amounts billed in excess of revenues earned and are included in deferred revenue.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to the Company’s contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current.  The allowance for doubtful accounts totaled $9,000 and $0 at December 31, 2009 and 2008, respectively.  The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding.

Inventory

Inventory are stated at the lower of cost of market using the first-in, first-out method and consist primarily of raw materials and supplies.

We evaluate our inventory for excess and obsolescence on an annual basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether such equipment requires a change in the inventory reserve in order to record the inventory at net realizable value.  Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value.  Inventory reserves totaled $74,000 and $0 at December 31, 2009 and 2008, respectively.

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

Debt issue costs

Debt issue costs incurred during 2008 are amortized using the effective interest rate method over the life of the related debt.  Debt issue costs, net of amortization, amounted to $0 and $152,000 at December 31, 2009 and 2008, respectively, and are included in Other Assets in the Company’s Consolidated Balance Sheets.

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

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505 and 718 (formerly Statement of Financial Standards No. 123 (Revised 2004), “Share-Based Payment.”)  This Statement requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Advertising

Advertising costs are expensed as incurred and totaled $2,720 and $9,541 for the years ended December 31, 2009 and 2008, respectively.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, inventories, other current assets, accounts payable, short-term notes payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.  The carrying amount of the Company’s convertible debt in default and long-term convertible debt was $5,503,000 and $4,470,000 at December 31, 2009 and 2008, respectively.  The Company is unable to estimate the fair value of that debt without incurring excessive costs because a quoted market price is not available, the Company has not developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation would be excessive.  The Company’s warrant liabilities are recorded at fair value.

The Company's financial liabilities are measured using unputs from the three levels of fair value hierarchy, as follows:
Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Liabilities measured at fair value on a recurring basis as of December 31, 2009 are as follows: (in thousands)

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Long-term warrant liability	$2,559	$-	$-	$2,559

Total Liabilities	$2,559	$-	$-	$2,559

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Long-Term Warrant Liability
Balance at December 31, 2008	$-
Fair value of warrants at January 1, 2009 due to change in accounting principle	3,195
Fair value of new warrants issued in 2009	301
Change in fair value	(937)
Balance at December 31, 2009	$2,559

Series B Convertible Preferred Stock

The Company initially accounted for its Series B Convertible Preferred Stock by allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock.  The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate.  Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ equity (deficit) section of the Company's consolidated balance sheet.  The value of the warrants and beneficial conversion features are considered a “deemed dividend” and are added as a component of net loss attributable to common stockholders on the Company’s consolidated statement of operations.

Effect of new accounting pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure.  Citing particular content in the ASC involves specifying the unique numeric path to the content.  The adoption of ASC did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.

On January 1, 2009, the Company adopted FASB ASC Topic 815-40 "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (formerly EITF 07-5). ASC Topic 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  ASC 815-40 is effective for fiscal years beginning after December 15, 2008.  The Company adopted ASC topic 815-40 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009, as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock.  See Note 2 for further discussion.

During the second quarter of 2009, the Company adopted ASC 855, “Subsequent Events” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position, cash flows or disclosures.

During the first quarter of 2009, the Company adopted ASC 805, “Business Combinations” (“ASC 805”) (formerly SFAS No. 141 (R), “Business Combinations”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact of adopting ASC 805 did not have a material impact on the Company’s consolidated results of operations, financial position, cash flows or disclosures.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

During the first quarter of 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is now included in ASC 810, “Consolidations.”  This Statement requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity.  SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment.  The effects of this Statement on the Company’s statement of operations and financial position are discussed in Note 10.

Note 2:  Derivative Liabilities; Adoption of ASC Topic 815-40

 On December 18, 2007 the Company issued 6,666,667 shares of Common Stock to Quercus for $5,000,000 net of issuance cost of $667,284, and a warrant for the purchase of 10,000,000 shares of Common Stock at a purchase price of $1.50 per share.  The warrant contains anti-dilution provisions for the adjustment of the exercise price in the event the Company issues additional shares of Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than the then-effective exercise price.  As of December 31, 2008, the exercise price of the warrants was reduced to $1.25 per share.  The Company also issued warrants to purchase 1,333,333 shares of Common Stock to Merriman Curhan Ford & Co. (“Merriman”) as part of the placement fee paid.  These warrants have the same terms as the warrants issued to Quercus.

As further discussed in Note 6, on September 15, 2008 the Company entered into a Securities Purchase Agreement with Quercus to issue up to $7 million of 10% Convertible Promissory Notes and warrants to purchase up to 14 million shares of Common Stock.  At the initial closing on September 15, 2008, the Company issued a $2 million Note due September 30, 2013 and a warrant to purchase up to 4 million shares of Common Stock at an exercise price of $1.25 per share.  The warrants have a five year term and contain anti-dilution provisions for the adjustment of the exercise price in the event the Company issues additional shares of Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than $0.80 per share (the closing price of the Company’s Common Stock on September 12, 2008).  The Company also issued warrants to purchase 453,334 shares of Common Stock to Merriman as part of the placement fee paid.  These warrants have the same terms as the warrants issued to Quercus.

As discussed in Note 4, on August 12, 2008 the Company entered into a Securities Purchase Agreement with a stockholder, Robert S. Trump, through which the Company issued, at face value, a 7.5% Convertible Promissory Note due December 31, 2008 in the principal amount of $500,000.  The Company also issued a warrant to purchase one share of Common Stock for each dollar invested by Mr. Trump in the purchase of Common Stock or other convertible securities during the period from December 31, 2008 through December 31, 2011 at an exercise price of $1.50 per share.  The warrant expires on December 31, 2015, subject to acceleration provisions as provided in the Agreement.  As of December 31, 2008, the Company did not issue any warrants under this arrangement.

On January 1, 2009 the Company adopted ASC Topic 815-40.  This pronouncement provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  Any financial instrument that is not indexed to an entity’s own stock must be recorded as a derivative instrument.  The Company evaluated whether its stock warrants and determined that warrants issued with anti-dilution provisions that protect holders from declines in the stock price and warrants issued for a variable number of shares of common stock were no longer deemed to be indexed to the Company’s own stock.  The fair value of these derivative liabilities as of January 1, 2009 was $3,195,000 and was reclassified from additional paid-in capital.  The Company used the Black-Scholes valuation model to determine the fair value of the warrants.  The significant assumptions used were: exercise prices between $0.50 and $1.25; the Company’s stock price on January 1, 2009, $0.45; expected volatility of 80%; risk free interest rate between 1.3% and 1.6%; and a remaining contract term between 4 and 4.7 years.

During 2009, the Company issued a total of 1.4 million warrants to Mr. Trump in conjunction with the August 12, 2008 Securities Purchase Agreement.  The exercise price of the warrants was reduced to $0.50 per share as of September 2009.  The Company recognized an additional warrant liability of $320,000 for these warrants.  In addition, in accordance with the anti-dilution provisions in the warrants issued to Quercus and Merriman, the exercise price was reduced to $0.36 per share in September 2009.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The fair value of these derivative liabilities as of December 31, 2009 was $2,559,000. The Black-Scholes stock option valuation model was used to determine the fair values. The significant assumptions used were: exercise prices between $0.36 and $0.50; the Company’s stock price on January 1, 2009, $0.28; expected volatility of 80%; risk free interest rate between 1.7% and 3.0%; and a remaining contract term between 3 and 6 years.

The decrease in fair value of the Company’s derivative liabilities resulted in a gain of $937,000 for the year ended December 31, 2009.  The gain includes an decrease in the derivative liability due to a decrease in the Company’s stock price and the passage of time, partially offset by a reduction in the exercise price of the warrants previously issued to Quercus and Merriman Curhan Ford & Co. from $1.25 to $0.36 per share.

Note 3:  Formation of Babcock-Thermo Carbon Capture LLC

On February 25, 2009, the Company’s subsidiary, ThermoEnergy Power Systems LLC, and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing and commercializing its proprietary ZEBS technology.

ThermoEnergy Power Systems has entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to ThermoEnergy Power Systems’ intellectual property related to or necessary to practice the ZEBS technology (the “ZEBS License”).   In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the ZEBS technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem (collectively, the “Subsystems”) and  BPD has entered into a license agreement with the Joint Venture and ThermoEnergy Power Systems pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to practice the Subsystems.

Pursuant to the LLC Agreement, each of ThermoEnergy Power Systems and BPD owns a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made a $50,000 capital contribution in cash to the Joint Venture in August 2009.  This investment is included in Other Assets on the Company’s Consolidated Balance Sheet as of December 31, 2009.

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

The Company accounts for the Joint Venture using the equity method of accounting.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 4:  Short-term borrowings

Short-term borrowings consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Convertible promissory note dated December 22, 2008, 7.5%, due March 31, 2009, less discount of $194 in 2008	$-	$307
Convertible promissory note dated August 12, 2008, 7.5%, due March 31, 2009	-	566
	-	873

On August 12, 2008, the Company entered into a Securities Purchase Agreement with a stockholder, Robert S. Trump, through which the Company issued, at face value, a 7.5% Convertible Promissory Note due December 31, 2008 in the principal amount of $500,000. The Note is convertible into shares of Common Stock at a price of $0.75 per share.  The Company may defer the maturity date of the Note to March 31, 2009 at its discretion upon payment of a deferral fee equal to 10% of the principal amount.  The full amount of principal and accrued interest will convert into shares of Common Stock at $0.75 per share.  As further consideration, the Company issued a warrant to purchase one share of Common Stock for each dollar invested by Mr. Trump in the purchase of Common Stock or other convertible securities during the period from December 31, 2008 through December 31, 2011 at an exercise price of $1.50 per share, reduced to $0.50 per share in September 2009.  The warrant expires on December 31, 2015, subject to acceleration provisions as provided in the Agreement.  As of December 31, 2009, the Company issued warrants to purchase 1.4 million shares of common stock under this arrangement.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $192,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature amounting to $308,000, the intrinsic value of the conversion feature on that date. The total debt discount of $500,000 was amortized to interest expense over the stated term of the Note.

Pursuant to the terms of the Note, on December 31, 2008 the Company added accrued interest of $14,486 and a deferral fee of $54,449 to the principal amount of the Note and extended the maturity date of the Note to March 31, 2009.  On April 1, 2009 the Note was converted to 768,535 shares of Common Stock.

On December 22, 2008, the Company entered into a Securities Purchase Agreement with Mr. Trump through which the Company issued, at face value, a 7.5% Convertible Promissory Note due March 31, 2009 in the principal amount of $500,000.  The Note is convertible into shares of Common Stock at a price of $0.75 per share.  The Company may defer the maturity date of the Note to June 30, 2009 at its discretion upon payment of a deferral fee equal to 10% of the principal amount.  As further consideration, the Company issued a warrant to purchase 1 million shares of Common Stock at a price of $1.25 per share.  The warrant expires on December 31, 2015 subject to acceleration provisions as provided in the Agreement.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $185,000 of the proceeds received to the warrants on a relative fair value basis.  In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance resulted in a beneficial conversion feature amounting to $33,000, the intrinsic value of the conversion feature on that date. The total debt discount of $218,000 is amortized to interest expense over the stated term of the Note.

The Company extended the maturity of the Note to June 30, 2009, and added the deferral fee of $50,000 to the principal balance.  The Note remained outstanding after that date and was amended on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below.  The amended Note was converted into shares of Class B Convertible Preferred Stock in November 2009.

On February 11, 2009, the Company issued to the Quercus Trust (“Quercus”) a 10% Secured Convertible Promissory Note in the principal amount of $250,000 and entered into a Security Agreement with Quercus.  The Note matures on the earlier of the closing of an equity or convertible debt investment yielding gross proceeds of not less than $2 million to the Company (a “Financing”) or December 31, 2009.  Quercus may convert the principal amount of the Note into shares of the securities to be issued in the Financing at a price equal to 90% of the price per share to be paid by the other investors in the Financing.  Interest on the Note is payable quarterly in arrears; at the Company’s discretion, interest may be paid by the issuance of Common Stock valued at 90% of the volume weighted average trading price per share for the ten trading days immediately preceding the respective interest payment date.  The Note is secured by the Company’s intellectual property assets other than certain expressly excluded patent rights, licenses and related intellectual property identified in the Security Agreement, including, without limitation, the intellectual property rights used in or relating to our TEPS business.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Note was amended on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below.  The amended Note was converted into shares of Series B Convertible Preferred Stock in November 2009.

On April 27, 2009, the Company issued to three different funds and two individual affiliates of Empire Capital Partners 10% Convertible Promissory Notes aggregating $500,000 in principal amount.  The Notes mature on the earlier of the closing of the proposed funding with Quercus as reported in the September 15, 2008 Agreement with Quercus  or October 31, 2009.   Empire Capital Partners and its affiliates may convert the Notes at any time into shares of Common Stock at a price of $0.40 per share.  The Company also issued warrants to acquire 2.5 million shares of Common Stock to the holders of these Notes.  The warrants have an exercise price of $0.55 and expire five years from the grant date.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $349,000 of the proceeds received to the warrants on a relative fair value basis.  In addition, the difference between the effective conversion price of the Notes into the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature amounting to $151,000, the intrinsic value of the conversion feature on that date.  The total debt discount of $500,000 was amortized to interest expense over the stated term of the Note.

The Notes were amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below.  As a result of the amendment and restatement of the Note, the exercise price of the warrants issued was further reduced from $0.55 per share to $0.50 per share.  The Notes were converted into shares of Series B Convertible Preferred Stock in November 2009.

On June 25, 2009, the Company issued to Quercus a 10% Secured Convertible Promissory Note.  Under the terms of the Note, Quercus agreed to make advances to the Company up to an aggregate principal amount of $150,000.  These advances may only be used to pay expenses related to the investigation by the Audit Committee of the Board of Directors of the Company’s financial affairs or other matters within the investigative authority of the Audit Committee (see Note 14).  The Note matures on the earlier of the closing of an equity or convertible debt investment yielding gross proceeds of not less than $2 million to the Company (a “Financing”) or December 31, 2009.  Quercus may participate in the Financing by converting the principal amount of the Note into shares of the securities to be issued at a price equal to 80% of the price per share to be paid by the other investors in the financing.  Interest on the Note is payable quarterly in arrears; at the Company’s discretion, interest may be paid by the issuance of Common Stock valued at 80% of the volume weighted average trading price per share for the ten trading days immediately preceding the respective interest payment date.

The Company amended its Security Agreement with Quercus dated February 11, 2009 to include this Note.  The Company also entered into an agreement with Quercus in which the Company acknowledged that certain conditions to Quercus’ obligation to invest an additional $5 million in the Company pursuant to the September 15, 2008 Securities Purchase Agreement (See Note 6) have not been and cannot be met, and the Company irrevocably released any claim on Quercus to make any further investment.

The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below.  The Note was converted into shares of Series B Convertible Preferred Stock in November 2009.

On June 26, 2009, the Company issued to the Focus Fund, L.P. (“Focus Fund”) a 10% Convertible Promissory Note due October 15, 2009 in the principal amount of $108,000.  As further consideration, the Company issued a warrant to The Focus Fund to purchase 600,000 shares of Common Stock on or before June 17, 2014 at an exercise price of $0.54 per share.

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $46,000 of the proceeds received to the warrant on a relative fair value basis.  In addition, the difference between the effective conversion price of the Note into the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature amounting to $19,000, the intrinsic value of the conversion feature on that date.  The total debt discount of $65,000 was amortized to interest expense over the stated term of the Note.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

On July 31, 2009, the outstanding principal balance of the Note was rolled into the Convertible Promissory Note described in the next paragraph.

On July 31, 2009, the Company issued an 8% Secured Convertible Promissory Note in the principal amount of $600,000 to the Focus Fund. The Note matures on the earlier of the closing of an equity or convertible debt investment yielding gross proceeds to the Company of not less than $2 million or December 31, 2011.  The Note is convertible into shares of Common Stock at the option of the holder at a price of $0.30 per share.  The Note is secured by the Company’s 85% ownership interest in TEPS.  As further consideration, the Company issued a warrant to the Focus Fund L.P. for the purchase of 2.4 million shares of Common Stock at a price of $0.50 per share. The warrant expires on July 31, 2014.

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $246,000 of the proceeds received to the warrant on a relative fair value basis.  In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance resulted in a beneficial conversion feature amounting to $266,000, the intrinsic value of the conversion feature on that date. The total debt discount of $512,000 is amortized to interest expense over the stated term of the Note.

The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below.  As a result of the amendment and restatement of the Note, the conversion price of the Note was reduced from $0.30 per share to $0.24 per share, and the exercise price of the warrants issued on June 26, 2009 was reduced from $0.54 per share to $0.50 per share.  The Note was converted into shares of Series B Convertible Preferred Stock in November 2009.

On August 21, 2009, the Company received a short-term loan in the amount of $110,000 from the Focus Fund.  This loan was repaid in September 2009.

On September 16, 2009, the Company and an investor group consisting of The Quercus Trust, Empire Capital Partners, Robert S. Trump and the Focus Fund (“the Investors”) engaged in a financing transaction, which if fully funded, would result in cash proceeds of $6.25 million to the Company.  The term sheet provides for funding in four tranches as further detailed in Note 9.  On September 28, 2009, the Company issued 8% Convertible Promissory Notes in the principal amount of $1.68 million (the “First Tranche”).  The Notes mature on the earlier of (i) the closing of the Second Tranche of the Series B Convertible Preferred Stock financing or (ii) December 31, 2010.  The Notes are convertible into shares of Common Stock at a price of $0.24 per share at any time at the Investors’ discretion.  As further consideration, the Company issued warrants to acquire 6,720,000 shares of Common Stock to the Investors of the First Tranche.  The warrants have an exercise price of $0.50 and expire five years from the grant date, subject to acceleration provisions as provided in the Agreement.  Upon the closing of the Second Tranche, the entire outstanding principal amount of the Notes plus any accrued and unpaid interest shall convert automatically into Class B Convertible Preferred Stock.  The Notes issued in the First Tranche are secured by the Company’s 85% ownership interest in TEPS.  In addition, all other Notes held by the Investors were amended and restated to be identical in form to the Convertible Promissory Note issued to the Focus Fund on July 31, 2009, as described above.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $815,000 of the proceeds received to the warrants on a relative fair value basis.  In addition, the difference between the effective conversion price of the Notes and the fair value of the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature amounting to $865,000, the intrinsic value of the conversion feature on that date.  The total debt discount of $1,680,000 was recorded as a component of loss on extinguishment of debt upon the closing of the Second Tranche.

Management determined that the amended and restated note transactions discussed above, aggregating $4 million in outstanding principal amount, were exchanges of debt instruments with substantially different terms requiring debt extinguishment accounting.  A portion of the reacquisition price was allocated to the beneficial conversion options associated with the original debt based on the options’ intrinsic values at the extinguishment date, which resulted in a reduction of $762,000 in additional paid-in capital.  The intrinsic value of the amended and restated Notes was $2.5 million, which was recorded as debt discount and was recorded as a component of loss on extinguishment of debt upon the closing of the Second Tranche.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The principal and accrued interest on the Notes issued in the First Tranche were converted into shares of Class B Convertible Preferred Stock at a price of $2.40 per preferred share on November 19, 2009.

See Note 15 for a discussion of the Company’s Bridge Loan Agreement entered in March 2010.

Note 5:  Convertible debt in default

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest are convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the holders’ discretion.  The Notes mature on May 31, 2010.  The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event the Company issues additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price.

Interest on the Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes.  At December 31, 2009 and 2008, deferred accrued interest amounts added to the principal balances of the Notes amounted to $884,000 and $438,000, respectively.

A valuation discount of $313,425 was computed on the Notes based on a fair market value interest rate of 10% compared to the stated rate of 6.5%, which was adjusted to 10% as of November 30, 2007 in accordance with the terms of the Notes.  The valuation discount resulted in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date.  The total debt discount of $626,607 is amortized to interest expense over the stated term of the Notes.  The unamortized total debt discount amounted to $104,000 and $313,000 at December 31, 2009 and 2008, respectively.

The Notes are technically in default and shown in current liabilities as of December 31, 2009 and 2008, as the Company had not made the required prepayments from the Quercus Trust private placement of equity closed on December 18, 2007 (see Note 6).  Because the Notes are in default, the Company accrues interest at the default interest rate of 18%.

Note 6:  Convertible debt

Convertible debt consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Convertible Promissory Note, 5%, due March 7, 2013, less discount of $494 in 2009 and $628 in 2008	$315	$141
Convertible Promissory Note, 5%, due March 21, 2013, less discounts of $180 in 2009 and $221 in 2008	671	588
Convertible Promissory Note, 7.5%, due March 31, 2009	-	263
Convertible Promissory Notes, 10%, due May 31, 2010	384	263
	$1,370	$992

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  As further consideration, the Company issued a warrant to purchase 750,000 shares of Common Stock at an exercise price equal to the daily volume weighted average price per share of the Common Stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share.  The warrant expires on March 21, 2013.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrant on a relative fair value basis.  In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date.  The total debt discount of $281,000 is amortized to interest expense over the stated term of the Note.

Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $101,000 and $59,000 of accrued interest to the principal balance of the Note as of December 31, 2009 and 2008, respectively.

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007.  The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  As further consideration, the Company issued a warrant to purchase 750,000 shares of Common Stock at an exercise price equal to the daily volume weighted average price per share of the Company’s Common Stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share.  The warrant expires on March 7, 2104.

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $321,000 of the proceeds received to the warrant on a relative fair value basis.  In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance resulted in a beneficial conversion feature amounting to $429,000, the intrinsic value of the conversion feature on that date.  The total debt discount of $750,000 is amortized to interest expense over the stated term of the Note.

Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $59,000 and $19,000 of accrued interest to the principal balance of the Note as of December 31, 2009 and 2008, respectively.

On September 15, 2008, the Company entered into a Securities Purchase Agreement with Quercus to issue up to $7 million of 10% Convertible Promissory Notes and warrants to purchase up to 14 million shares of Common Stock.  Pursuant to the Agreement, at an initial closing on September 15, 2008, the Company issued a $2 million Note due September 30, 2013 and a warrant to purchase up to 4 million shares of Common Stock.

Quercus may convert the Note at any time into shares of Common Stock at a price of $0.75 per share.  Interest on the Note is payable quarterly in arrears; at the Company’s discretion, all or any portion of the interest may be paid by the issuance of Common Stock valued at 90% of the volume weighted average trading price of the Company’s Common Stock for the ten trading days immediately preceding the respective interest payment date.  The Company may not prepay the Note without the prior written consent of the holder.

The warrant permits the holder to purchase, at any time on or before September 30, 2013, up to 4,000,000 shares of our Common Stock at a purchase price of $1.25 per share.  The warrant contains anti-dilution provisions for the adjustment of the exercise price in the event the Company issues additional shares of Common Stock or securities convertible into Common Stock (subject to certain specified exclusions) at a price per share less than $0.80 per share (the closing price of the Company’s Common Stock on September 12, 2008).  In March 2009, the Company effected a sale of Common Stock at an exercise price of $0.35 per share. (see Note 9)  As a result, the exercise price on the warrants issued to Quercus was reduced to $0.525 per share. The warrant modification resulted in the recording of $1,030,000 of warrant expense in the first quarter of 2009.  The warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In the Agreement, we agreed to file one or more registration statements under the Securities Act of 1933 covering the resale by Quercus of the shares of our Common Stock issuable in payment of interest on the notes, upon conversion of the Notes or upon exercise of the warrant. The registration rights provisions of the Agreement contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event the required registration statements are not filed or are not declared effective prior to deadlines set forth in the Agreement.  The Agreement also grants a right of first refusal to participate in any subsequent financing we undertake prior to the earlier of (i) the date on which we first report results of operations reflecting a positive cash flow in each of two successive fiscal quarters or (ii) September 15, 2010 (subject to certain conventional exceptions) in order to permit Quercus to maintain its fully-diluted ownership interest in the Company’s Common Stock.

The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $846,000 of the proceeds received to the warrant on a relative fair value basis.  In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature amounting to $987,000, the intrinsic value of the conversion feature on that date.  The total debt discount of $1,833,000 is amortized to interest expense over the stated term of the Note.

For its services in connection with the sale of the Note and the warrant to Quercus, the Company paid Merriman Curhan Ford & Co. a placement fee of $160,000 and issued to that firm a warrant (in form substantially identical to the warrant issued to Quercus) for the purchase of 453,334 shares of Common Stock.  The Company estimated the fair value of the warrant using a Black-Scholes option pricing model and recorded $166,056 of general and administrative expense in connection with the issuance of the warrant.

The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed in Note 4.  As a result of the amendment and restatement of the Note, the exercise price of the warrants issued was further reduced from $0.525 per share to $0.36 per share.  The Note was converted into shares of Series B Convertible Preferred Stock in November 2009.

Note 7:  Income taxes

A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance during the years ended December 31, 2009 and 2008 were increases of approximately $3,964,000 and $4,320,000, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31, 2009 and 2008 (in thousands):

	2009	2008

Net operating loss carryforwards	$15,506	$12,920
Contingent liability reserves	1,267	1,425
Stock options and warrants	4,744	3,753
Valuation discount	1,061	414
Other	222	324
	22,800	18,836
Valuation allowance – deferred tax assets	(22,800)	(18,836)
	$-	$-

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the years ended December 31, 2009 and 2008 (in thousands):
	2009	2008

Computed at statutory rate (34%)	$(5,436)	$(5,435)
Increase in valuation allowance for deferred tax assets	3,964	4,320
Non-deductible items and other	1,472	1,115
Provision for income taxes	$-	$-

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company has net operating loss carryforwards, which expire in various amounts during 2010 through 2029, at December 31, 2009 of approximately $41,000,000.  The Internal Revenue Code provides for limitations on the use of net operating loss carryforwards for acquired entities. The Company’s annual limitation for the use of CASTion’s net operating loss carryforwards for periods prior to the date of acquisition for income tax reporting purposes is approximately $300,000.

Note 8:  Related party transactions

During 2000, the Board of Directors approved the formation of a ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“TEPS”) for the purpose of transferring the Company’s rights and interests in ZEBS. The Company has an 85% ownership interest, Alexander Fassbender, former Executive Vice President and Chief Technology Officer, as the inventor of the technology, has a 7.5% ownership interest, and the remaining 7.5% is owned by an unrelated third party.  As of December 31, 2009, TEPS had not been capitalized by the Company and had no transactions.

As discussed in Note 3, On February 25, 2009, TEPS and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a joint venture establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company for the purpose of developing and commercializing the Company’s proprietary ZEBS technology.

During 2009, Arthur S. Reynolds, a member of the Company’s Board of Directors, performed the duties of Interim Chief Financial Officer of the Company from August 2009 through November 2009.  As compensation for his services, the Company paid Mr. Reynolds a total of $90,000 and issued warrants to purchase 681,103 shares of the Company’s Common Stock at a price between $0.31 and $0.50 per share.  The fair value of the warrants on the respective grant dates totaled $102,270, which was recorded as warrant expense in 2009.

The Company has employment agreements with each of its senior officers that specify base compensation, minimum annual increases and lump sum payment amounts in the event of a change in control of the Company.  See Notes 3, 4, 5, 6, 9 and 15 for additional related party transactions.

Note 9:  Equity

Common Stock

The Company owns 83,797 shares of its Common Stock pursuant to a settlement agreement with a former stockholder.  These treasury shares have a zero cost basis.

On March 6, 2009, the Company issued and sold 1,428,571 shares of Common Stock for cash at $0.35 per share and issued warrants to acquire 714,286 shares of Common Stock to an unrelated third party institutional investor.  The warrants have an exercise price of $0.525 and expire five years from the grant date.  Pursuant to the warrant agreements, the Company reduced the exercise price of the Quercus warrants for 14,000,000 shares of the Company’s Common Stock from $1.25 to $0.525 per share due to the March 6, 2009 sale of Common Stock at $0.35 per share.  The warrant modification resulted in the recording of $1,030,000 of warrant expense in the first quarter of 2009.

As discussed in Note 4, the Convertible Promissory Note dated August 12, 2008 maturing on March 31, 2009 was converted to 768,535 shares of the Company’s Common Stock at $.75 per share on April 1, 2009.

On April 1, 2008 the Company issued 1,146,036 shares of Common Stock at $0.50 per share for full payment of principal, accrued interest and deferral fees related to a $500,000 face value Convertible Promissory Note issued on August 23, 2007.

During 2009, the Company issued 345,000 shares of Common Stock for services and 313,005 shares of Common Stock in satisfaction of accrued interest on convertible debt.

Preferred Stock

On September 16, 2009, the Company and an investor group consisting of Quercus, Empire Capital Partners, Robert S. Trump and the Focus Fund (“the Investors”) engaged in a financing transaction, which if fully funded, would result in cash proceeds of $6.25 million to the Company.  The term sheet provides for funding in four tranches, with the first and second tranche amounts totaling $3.05 million based on specified time periods and the third and fourth tranche amounts totaling $3.2 million based on the occurrence of specified events.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

On September 28, 2009, the Company issued 8% Convertible Promissory Notes in the principal amount of $1,680,000 for the first tranche of funding, as discussed in Note 4.

The Company received $1.4 million in the second tranche funding on November 19, 2009.  The Company issued 583,333 shares of Series B Convertible Preferred Stock at a price of $2.40 per share.  Upon the closing of the second tranche funding, the outstanding principal and accrued interest on all of the 8% Secured Convertible Promissory Notes converted into 2,454,621 shares of Series B Convertible Preferred Stock at a price of $2.40 per share.

Each share of Series B Convertible Preferred Stock is convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock and contains anti-dilution provisions.  Except with respect to the election of the Board of Directors, holders of Series B Convertible Preferred Stock will vote on an as-converted basis together with the Common Stock holders on all matters.  The Company’s Board of Directors consists of seven members, four of whom are elected by holders of the Company’s Series B Convertible Preferred Stock (three to be designated by Quercus and one by Robert S. Trump) and three by the holders of the Company’s Common Stock.

If the events specified in the agreement occur, in the third tranche funding of $1.8 million and the fourth tranche funding of $1.4 million, the Company will issue shares of Series B Convertible Preferred Stock.

As further consideration, the Company issued warrants to purchase 5.6 million shares of common stock.  The warrants expire in five years and provide for an exercise price of $.50 per share.  The Company estimated the fair value of the warrant issued using a Black-Scholes option pricing model and allocated $926,000 of the proceeds received to the warrant on a relative fair value basis.  In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance resulted in a beneficial conversion feature amounting to $1,823,000, the intrinsic value of the conversion feature on that date.  Because the Series B Convertible Preferred Stock is convertible at any time at the investor’s option, the total discount of $2,749,000 is considered a “deemed dividend” to the investors of the Preferred Stock as of the date of issuance and increases the net loss attributable to common shareholders on the Company’s consolidated statement of operations.

See Note 15 for a discussion of the Company’s Bridge Loan Agreement entered in March 2010.

Stock Options

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

During 2008, the Company’s stockholders approved the ThermoEnergy Corporation 2008 Incentive Stock Plan (the “2008 Plan”) for officers, employees, non-employee members of the Board of Directors, consultants and other service providers.  The 2008 Plan provides for the granting of non-qualified stock options, restricted stock, stock appreciation rights (“SAR”) and incentive stock options.  Options may not be granted at an exercise price less than the fair market value of the Company’s Common Stock on the date of grant and the term of the options may not be in excess of ten years.  The maximum number of shares for stock options, restricted stock and SAR awards to any one participant under the 2008 Plan is 500,000 shares per calendar year.  The Company has reserved 10,000,000 shares of Common Stock for issuance under the 2008 Plan.

Although the granting of awards under the 2008 Plan is generally at the discretion of the Compensation Committee of the Board of Directors, the 2008 Plan provides for automatic grants of stock options to the non-employee members of the Board of Directors.  Each non-employee Director who is elected or appointed to the Board for the first time shall automatically be granted a Nonqualified Stock Option to purchase 30,000 shares of Common Stock.  Thereafter, at each subsequent annual meeting of stockholders, each non-employee Director who is re-elected to the Board of Directors or continues to serve a term that has not expired will receive a grant to purchase an additional 30,000 shares.  All options granted to non-employee Directors vest and become fully exercisable on the date of the first annual meeting of stockholders occurring after the end of the fiscal year of the Company during which such option was granted and shall have a term of ten years.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

During 2009, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 3,720,000 non-qualified stock options.  The options are exercisable at exercise prices ranging from $0.299 to $1.50 per share for a ten year period.  The exercise price was equal to or greater than the market price on the respective grant dates during the year.

During 2008, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 2,031,300 non-qualified stock options.  The options are exercisable at exercise prices of $1.24 and/or $1.75 for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

The fair value of options granted during 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2009	2008

Risk-free interest rate	3.0% - 3.9%	3.7% – 4.1%
Expected option life (years)	10.0	10.0
Expected volatility	77% - 80%	65%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the years ended December 31, 2009 and 2008 follows:

	2009		2008
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	8,213,800	$1.23	7,626,900	$1.61
Granted	3,720,000	$0.65	2,031,300	$1.56
Canceled and expired	(730,000)	$0.83	(1,444,400)	$2.84

Outstanding, end of year	11,203,800	$1.18	8,213,800	$1.23

Exercisable, end of year	8,583,800	$1.44	8,213,800	$1.23

The weighted average fair value of options granted were approximately $1,021,000 and $1,682,000 for the years ended December 31, 2009 and 2008, respectively.  The weighted average fair value of options vested were approximately $584,000 and $1,682,000 for the years ended December 31, 2009 and 2008, respectively.

Exercise prices for options outstanding as of December 31, 2009 ranged from $0.299 to $6.36. The weighted average remaining contractual life of those options was approximately 5.6 years at December 31, 2009.  The weighted average remaining contractual life of options vested and exercisable was approximately 3.3 years at December 31, 2009.

As of December 31, 2009, there was $615,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  The Company recognizes stock-based compensation on the straight-line method.

See Note 15 for a discussion of material stock option grants issued in 2010.

Warrants

During 2009, Arthur S. Reynolds, a member of the Company’s Board of Directors, performed the duties of Interim Chief Financial Officer of the Company from August 2009 through November 2009.  The Company issued warrants to purchase 681,103 shares of the Company’s Common Stock at a price between $0.31 and $0.50 per share as part of his compensation.  The fair value of the warrants on the respective grant dates totaled $102,270, which was recorded as warrant expense in 2009.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The Company recorded general and administrative expense in connection with warrants issued for services amounting to $1,925,000 and $1,331,000 for the years ended December 31, 2009 and 2008, respectively.  The value of the warrants was computed using a Black-Scholes option model.

At December 31, 2009, there were outstanding warrants for the purchase of 48,419,710 shares of the Company’s Common Stock at prices ranging from $0.24 per share to $1.82 per share (weighted average exercise price was $0.55 per share) until expiration (3,000,000 shares in 2010, 13,833,333 shares in 2012, 8,479,884 shares in 2013, 19,715,389 in 2014, 2,711,104 shares in 2015 and 680,000 shares in 2019).

At December 31, 2009, approximately 105 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments (see Note 15 for subsequent events involving warrants).

Note 10:  Acquisition of CASTion Corporation

On July 2, 2007, the Company entered into an Agreement for the Purchase and Sale of Securities with CASTion and six investment funds, pursuant to which the Company acquired shares of the preferred stock of CASTion representing 90.31% of the total issued and outstanding shares of CASTion’s common stock on an as-converted basis and, from certain of the investment funds, $2,000,000 face amount of promissory notes and other debt obligations of CASTion.

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is now included in ASC 810, “Consolidations.”  SFAS 160 modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned.  In accordance with the provisions of SFAS 160, the Company reclassified $1,662,000 of noncontrolling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity as of December 31, 2008.  Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated condensed statements of operations.

On January 5, 2009, the Company acquired substantially all of the remaining outstanding shares of CASTion Corporation (“CASTion”).  The Company issued to six individuals and/or entities 435,442 shares of restricted Common Stock, $351,614 face amount of 10% convertible debt (conversion price of $.50 per share and a maturity date of May 31, 2010) and warrants to acquire 424,164 shares of restricted Common Stock.  The fair value of the total consideration was $619,955. The warrants have an exercise price of $0.50 per share and expire in approximately 4.5 years.  In addition, the Company escrowed $12,500 cash to fund the purchase of the shares held by the remaining noncontrolling stockholders that represent less than one percent of the acquired shares.  The completion of this transaction resulted in CASTion becoming a wholly-owned subsidiary of the Company.

The acquisition of the CASTion noncontrolling interest was accounted for in accordance with SFAS 160, which requires that the acquisition be recorded as an equity transaction.  This resulted in a reduction of additional paid-in capital of approximately $2,282,000.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 11:  Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2009, the Plan had not been funded nor submitted to the Internal Revenue Service for approval.  CASTion has a 401(k) Plan, but no employer contributions have been made by CASTion.

Note 12:  Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources.  As stated in Note 1, the Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies.  The Company currently generates a large majority of its revenues from the sale and application of its water treatment technologies.  Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development.  In 2009, the Company established Babcock-Thermo Carbon Capture, LLC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology.  Because revenues and costs related to the Company’s clean energy technologies is immaterial to the entire Company taken as a whole, the financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies.

The Company’s operations are currently conducted solely in the United States.  The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 13:  Management's consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Technologies and to fund the Company’s liabilities, which included approximately $2.6 million of payroll tax liabilities (see Note 14); approximately $4.1 million of convertible debt securities in default, net of debt discounts of $104,000 (see Note 5); and $3.05 million of contingent liability reserves at December 31, 2009 (see Note 14).  In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 14).  The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

Management has determined that obtaining substantial additional funding is essential to its continued existence.   As more fully described in Note 9, the Company and a group of investors entered into a Series B Convertible Preferred Stock financing in September 2009 that, if fully funded, would result in cash proceeds to the Company of $6.25 million.  The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3.05 million completed by November 2009.  The final two tranches totaling $3.2 million in funding are based on the occurrence of specified events.  There can be no assurance that those specified events will occur in order to receive the remaining funding.  Also, see Note 15 for a discussion of the Bridge Loan Agreement entered by the Company in March 2010.

Management is also actively pursuing commercial contracts to produce fees from projects involving the Technologies.  Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies. As discussed in Note 3, on February 25, 2009, ThermoEnergy Power Systems and Babcock Power Development, LLC, a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement forming Babcock-Thermo Carbon Capture, LLC, a Delaware limited liability company, for the purpose of developing and commercializing the Company’s ZEBS clean energy technology.

Note 14: Commitments and contingencies

In June 2009, the Company’s Audit Committee engaged special counsel to conduct an in-depth investigation of the federal and state employment and unemployment tax return filing and taxpaying compliance record of the Company.  Questions concerning payroll tax matters arose during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2008, and the Company’s former Chief Financial Officer (“CFO”) could not produce reliable documentation supporting the Company’s status with respect to compliance with the tax return filing and taxpaying requirements.  After discovering that no payroll tax returns had been filed and that no payroll taxes had been paid to the Internal Revenue Service and state taxing authorities since the former CFO assumed his officer position in mid-2005, the special counsel’s investigation was expanded to include a forensic accounting review of the Company’s financial records by a certified public accounting firm not involved with the audit of the Company’s financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In July 2009, the special counsel presented a report to the Chairman of the Company’s Audit Committee which summarized the findings of the investigation, including the forensic accounting review.  The report confirmed that the Company had not filed any payroll tax returns or paid any payroll taxes since mid-2005 and that the Company’s former CFO had sole responsibility for performing those functions.  The report indicated that the former CFO’s representations regarding the status of the payroll tax matters were false and misleading and that he had made false accounting entries in the Company’s records to conceal the nonpayment of the payroll taxes.  A computation of the outstanding payroll tax liabilities and of statutory interest and penalties relating to the nonpayment of the payroll taxes and the nonfiling of the payroll tax returns as of December 31, 2008 was included in the report.

On July 31, 2009, the Company’s Board of Directors unanimously approved a resolution that the former CFO’s employment be terminated for cause.  The former CFO resigned on August 3, 2009.

During the fourth quarter of 2008, the Company accrued additional payroll taxes of approximately $1,064,000 resulting in total unpaid payroll taxes of approximately $2.6 million at December 31, 2009, and recorded a contingency accrual of $2,105,000 at December 31, 2008 for estimated interest and penalties for late filing of the payroll tax returns and nonpayment of the payroll taxes.  This accrual was increased to $2,351,000 during 2009.  Management has filed the payroll tax returns and is working with the various federal and state taxing authorities to present an offer in compromise for settlement of the payroll tax liabilities.  The Company has made payments to the various taxing authorities totaling $377,000 in the first quarter of 2010.  The Company cannot predict the outcome of the offer in compromise proceedings.

The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the then-CFO summarized above, the Company may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  The Company cannot predict what, if any, actions may be taken by the tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

During 2008, the Company exhausted the appeals process of the 2007 jury award against the Company for terminating a consulting contract with Rock Capital and was required to pay $431,762 to the plaintiff.  These amounts had already been accrued on the Company’s balance sheet, and there was no financial impact to the Company in 2008.

The Company’s contingent liability reserves total $3.053,000 and $3,334,000 at December 31, 2009 and 2008, respectively, and consist of the following: (in thousands):

	2009	2008

Estimated penalties and interest – payroll tax liabilities	$2,351	$2,105
Other, including unasserted claims	702	1,229
	$3,053	$3,334

At December 31, 2009, the Company had cash in financial institutions that exceeded the limit insured by the Federal Deposit Insurance Corporation.

Note 15:  Subsequent events

On March 10, 2010, the Company entered into a Bridge Loan Agreement, effective March 1, 2010, with six of its principal investors (“the Investors”) pursuant to which the Investors agreed to make bridge loans to the Company up to $2.7 million.  The Company shall issue 3% Secured Convertible Promissory Notes in the principal amount of each Investor’s funding commitment (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per annum and are due and payable on February 28, 2011.  The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder thereof, into shares of Common Stock at a conversion price of $0.24 per share.

The Bridge Loan Agreement amends the 2009 Financing (see Note 9) such that the Investors shall surrender the Bridge Notes as payment for the Third Tranche Closing and/or the Fourth Tranche Closing upon the execution of certain events.  The Agreement also makes further amendments to the Series B Convertible Preferred Stock financing to provide for additional warrant coverage based on  the amounts advances and makes changes to funding commitments among the various Investors.

The Bridge Notes contain other conventional provisions, including for the acceleration of repayment obligations upon the occurrence of certain specified Events of Default.  The Bridge Notes are secured by all of the Company’s assets except for the shares of the Company’s subsidiary, CASTion Corporation (in which no security interest has been granted).

On January 27, 2010, the Company awarded Mr. Cary G. Bullock, the Company’s President and Chief Executive Officer effective as of that date, a stock option for the purchase of 8,159,401 shares of our Common Stock (representing 5% of our fully diluted capital stock) at an exercise price of $0.30 per share (the closing price of our Common Stock in the over-the-counter market on January 26, 2010), with a provision for net surrender cashless exercise.  The option has a term of ten years, subject to Mr. Bullock’s continued employment with us, and vests with respect to the first 2,039,851 shares on December 31, 2010 and thereafter in quarterly installments of 509,962.5 shares each through December 31, 2013; provided, however, that if prior or December 31, 2010, a “Change of Control” (as such term is defined in Mr. Bullock’s Executive Employment Agreement) occurs, the option will immediately vest with respect to 2,039,851 shares; and provided, further, that if Mr. Bullock’s employment is terminated prior to December 31, 2010 for any reason other than (i) by us during the Probationary Period, (ii) by us for Cause, or (iii) voluntarily by Mr. Bullock without Good Reasons, the option will immediately vest with respect to 2,039,851 shares.

On January 27, 2010, the Company awarded Mr. Teodor Klowan, Jr., the Company’s Executive Vice President and Chief Financial Officer, a stock option for the purchase of 1,579,701 shares of our Common Stock at an exercise price of $0.30 per share (the closing price of our Common Stock in the over-the-counter market on January 26, 2010), with a provision for net surrender cashless exercise.  The option has a term of ten years, subject to Mr. Klowan’s continued employment with us, and vests with respect to the first 394,929 shares on September 30, 2010 and thereafter in quarterly installments of 98,731 shares each through September 30, 2013; provided, however, that if prior or September 30, 2010, a “Change of Control” (as such term is defined in Mr. Klowan’s Executive Employment Agreement) occurs, the option will immediately vest with respect to 394,929 shares.

On March 9, 2010, the Company entered into a new Executive Employment Agreement, effective March 1, 2010 with Dennis C. Cossey, the Chairman of our Board of Directors.  In connection with this, Agreement, the Company awarded Mr. Cossey an option for the purchase of 1,000,000 shares of our Common Stock as an exercise price of $0.30 per share (the closing price of our Common Stock in the over-the-counter market on February 19, 2010, the trading day immediately prior to the date on which the Compensation Committee of our Board of Directors approved such grant), with a provision for net surrender cashless exercise.   The option has a term of ten years, subject to Mr. Cossey’s continued service as an officer or director, and vests with respect to 250,000 shares on January 1, 2011 and with respect to an additional 62,500 shares on the first day of each April, July, October and January thereafter, commencing on April 1, 2011 and continuing through January 1, 2014 (subject to Mr. Cossey’s continued service as an officer or director); provided, however, that in the event of Mr. Cossey’s Retirement (as such term is defined in Mr. Cossey’s Executive Employment Agreement) or his death or permanent disability, such option shall immediately vest in its entirety and shall become fully exercisable.

Index of Exhibits

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation, as amended — Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed December 17, 2009
3(ii)	By-laws, as amended — Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K filed November 24, 2009
4.1	Form of 5% Convertible Promissory Note due March 21, 2013 issued to Martin A. Roenigk — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 22, 2007
4.2	Form of Common Stock Purchase Warrant issued to Martin A. Roenigk — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007
4.3
Form of Convertible Promissory Notes issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2007

4.4
Form of Common Stock Purchase Warrants issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein  —  Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 10, 2007

4.5 *	Common Stock Purchase Warrant issued to Jeffrey L. Powell — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2007
4.6
Form of Common Stock Purchase Warrants issued to The Focus Fund and Robert S. Trump  —  Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.7
Form of 7.5% Convertible Promissory Notes issued to The Focus Fund and Robert S. Trump  —  Incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.8
Warrant Agreement dated November 5, 2004 by and between ThermoEnergy Corporation and Robert S. Trump, together with Form of Warrant  —  Incorporated by reference to Exhibit 99.SS to Amendment No. 10 to Schedule 13D of Robert S. Trump filed on December 2, 2004

4.9
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2007

4.10	Amendment No. 1 to Common Stock Purchase Warrant No. 2007-12-1 — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 17, 2008
4.11	7.5% Convertible Promissory Notes due December 31, 2008 issued to Robert S. Trump — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008
4.12	Common Stock Purchase Warrant No. 2008-RT1 issued to Robert S. Trump — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 18, 2008
4.13
Form of Common Stock Purchase Warrant issuable pursuant to  Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2008

4.14	10% Convertible Promissory Notes due September 30, 2013 issued to The Quercus Trust — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2008
4.15	10% Secured Convertible Promissory Note issued to The Quercus Trust — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 17, 2009
4.16
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of March 6, 2009  —   Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 28, 2009

4.17
Form of 10% Convertible Promissory Note due October 31, 2009 issued pursuant to Securities Purchase Agreement dated as of April 27, 2009  —   Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 28, 2009

4.18
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of April 27, 2009  —  Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 28, 2009

4.19
Warrant No. W09-10 for the purchase of 600,000 shares of the Common Stock of ThermoEnergy Corporation issued to The Focus Fund, LP  —   Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 30, 2009

4.20
10% Secured Convertible Promissory Note of ThermoEnergy Corporation dated June 25, 2009 in the principal amount of $150,000 issued to The Quercus Trust   —   Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2009

4.21
10% Convertible Promissory Note of ThermoEnergy Corporation dated June 17, 2009 in the principal amount of $108,000 issued to The Focus Fund, LP  —   Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 30, 2009

4.22	8% Secured Convertible Promissory Note in the principal amount of $600,000 issued to Focus Fund L.P. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2009
4.23	Common Stock Purchase Warrants issued to Focus Fund L.P. — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 27, 2009
4.24
Form of  8% Secured Convertible Promissory Notes issued to  issued to Empire Capital Partners, LP, Empire Capital Partners, Ltd,  Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust  —   Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 2, 2009

4.25
Form of Common Stock Purchase Warrants issued to Empire Capital Partners, LP, Empire Capital Partners, Ltd,  Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust   —  Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 2, 2009

4.26
Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Investors named therein   —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 24, 2009

10.1
License Agreement, effective December 30, 1997, by and between ThermoEnergy Corporation and Battelle Memorial Institute  —  Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-QSB for the period ended March 31, 1998

10.2
Amendment No. 1 to License Agreement between ThermoEnergy Corporation and Battelle Memorial Institute  —  Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-KSB for the year ended December 31, 2004

10.3
Amendment No. 2 to License Agreement between ThermoEnergy Corporation and Battelle Memorial Institute  —  Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 2005

10.4
License Agreement, effective October 1, 2003, by and between ThermoEnergy Corporation and Alexander G. Fassbender  —  Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2003

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

10.7 *
Amendment to Employment Agreement by and between Alexander G. Fassbender and ThermoEnergy Corporation, dated as of February 25, 2009  —  Incorporated by reference to Exhibit 10.4 to Current  Report on Form 8-K filed March 2, 2009

10.8 *
Executive Employment Agreement dated as of March 1, 2010 by and between ThermoEnergy Corporation and Dennis C. Cossey  —  Incorporated by reference to Exhibit 10.4 to Current  Report on Form 8-K filed March 9, 2010

10.9 *
Executive Employment Agreement dated January 27, 2010 by and between ThermoEnergy Corporation and Cary G. Bullock  —  Incorporated by reference to Exhibit 10.1 to Current  Report on Form 8-K filed February 2, 2010

10.10 *
Executive Employment Agreement dated November 2, 2009 by and between ThermoEnergy Corporation and Teodor Klowan, Jr.   —  Incorporated by reference to Exhibit 10.1 to Current  Report on Form 8-K filed November 3, 2009

10.11 *
Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009   —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 26, 2009

10.12 *
Form of Common Stock Purchase Warrant issued to Rexon Limited pursuant to Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009   —  Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2009

10.13 *
Executive Employment Agreement dated September 16, 2009 by and between ThermoEnergy Corporation and Shawn R. Hughes   —  Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2009

10.14 *	Employment Agreement of Andrew T. Melton, dated May 1, 2005 — Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB for the year ended December 31, 2005
10.15 *	Employment Agreement of Jeffrey L. Powell, dated July 2, 2007 — Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 10, 2007
10.16 *
Bonus Agreement dated July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and Donald F. Farley, as agent for certain employees of CASTion Corporation identified therein  —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2007

10.17 *	Option Agreement by and between ThermoEnergy Corporation and Dennis C. Cossey — Incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended September 30, 1999
10.18 *	Retirement Plan of P.L. Montesi — Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-QSB for the year ended December 31, 2003
10.19 *
Agreement, dated May 27, 2005, among ThermoEnergy Corporation, the Estate of P.L. Montesi and Betty Johnson Montesi  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 3, 2005

10.20
Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2007

10.21
First Amendment to Securities Purchase Agreement dated as of June 25, 2008 by and between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2008

10.22
Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 22, 2007

10.23
Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2007

10.24
Securities Purchase Agreement, dated as of August 12, 2008, between ThermoEnergy Corporation and Robert S. Trump —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008

10.25
Stock  Pledge Agreement dated July 2, 2007 by ThermoEnergy Corporation in favor of Spencer Trask Specialty Group, LLC (in its capacity as agent for itself and for other Secured Parties who become parties thereto  —  Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed July 10, 2007

10.26
Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 10.1 to Amended Current Report on Form 8-K/A filed January 13, 2009

10.27
Security Agreement dated as of February 11, 2009 among ThermoEnergy Corporation, CASTion Corporation and The Quercus Trust  —   Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 17, 2009

10.28	Limited Liability Company Agreement of Babcock-Thermo Carbon Capture LLC, dated as of February 25, 2009 — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 2, 2009
10.29	TEPS License Agreement, dated as of February 25, 2009 — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 2, 2009
10.30	Agreement to Indemnify Certain Members of Babcock-Thermo Carbon Capture LLC, dated as of February 25, 2009 — Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 2, 2009

10.31
Form of Securities Purchase Agreement dated as of March 6, 2009 by and between ThermoEnergy Corporation and each of the Investors party thereto  —   Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2009

10.32
Securities Purchase Agreement dated as of April 27, 2009 by and between ThermoEnergy Corporation and the Investors party thereto  —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 28, 2009

10.33	Letter Agreement between The Quercus Trust and ThermoEnergy Corporation dated June 25, 2009 — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 30, 2009
10.34	Letter Agreement between The Focus Fund, LP and ThermoEnergy Corporation dated June 15, 2009 — Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed June 30, 2009
10.35	Security Agreement between The Focus Fund, L.P. and ThermoEnergy Corporation dated July 31, 2009 — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 27, 2009
10.36	Promissory Note in the principal amount of $110,000 issued pursuant to Focus Fund L.P. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 31, 2009
10.37
Security Agreement dated as of September 28, 2009 between ThermoEnergy Corporation and Empire Capital Partners, LP, Empire Capital Partners, Ltd,  Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust   —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2009

10.38
Securities Purchase Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Investors named therein  —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 24, 2009

10.39
Form of Mutual Release between ThermoEnergy Corporation and the several Investors party to the Securities Purchase Agreement dated as of November 19, 2009  —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 24, 2009

10.40
Voting Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Series B Preferred Stockholders named therein  —  Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 24, 2009

10.41
Bridge Loan Agreement dated as of March 1, 2010 by and among The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd  and ThermoEnergy Corporation —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2010

10.42
Form of 3% Secured Convertible Promissory Note issued pursuant to Bridge Loan Agreement dated as of March 1, 2010 by and among The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd  and ThermoEnergy Corporation —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 16, 2010

10.43
Security Agreement dated as of March 1, 2010 by and among ThermoEnergy Corporation, The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd  and The Quercus Trust (as agent for itself and the other Investors)  —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 16, 2010

21.1	Subsidiaries of the Issuer — Filed herewith
24.1	Power of Attorney of Dennis C. Cossey, Cary G. Bullock, Teodor Klowan, Jr., David Anthony, J. Winder Hughes III, Shawn R. Hughes, and Arthur S. Reynolds — Filed herewith
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

*  May be deemed a compensatory plan or arrangement