Form 10-K/A
period 2009-12-31
THERMOENERGY CORP
filed 2010-04-30
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendement No. 1)

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

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the purpose of amending Part III, Items 9, 10, 11, 12 and 13 to include information previously omitted from the original filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed within 120 days after the end of the relevant fiscal year.   Our definitive proxy statement for our 2010 Annual Meeting will not be filed within 120 days of the end of the fiscal year ended December 31, 2009.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of our original Annual Report on Form 10−K on March 31, 2010 or modify or update other information or exhibits to our Annual Report on Form 10−K other than Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

PART III

ITEM 9.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Position

Dennis C. Cossey	Director, Chairman of the Board

Cary G. Bullock	Director, President and Chief Executive Officer

David Anthony	Director

J. Winder Hughes III	Director

Shawn R. Hughes	Director

Arthur S. Reynolds	Director

Teodor Klowan, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

David Delasanta	President, CASTion Corporation

Dennis C. Cossey, age 64, has served as a director of the Company since 1988 and as Chairman of our Board of Directors since 1990. Since March 1, 2010, he has held the title “Executive Chairman.”  Mr. Cossey was our Chief Executive Officer from 1988 through January 27, 2010.  Mr. Cossey also serves as a member of the Boards of Directors of our subsidiaries, CASTion Corporation and ThermoEnergy Power Systems LLC.  Prior to joining the Company, Mr. Cossey served in executive and marketing positions at a number of companies, including IBM and Peter Kiewit Sons.  Mr. Cossey is a member of several industry professional groups including the US Naval Institute, the New York Academy of Sciences, the National Safety Council, the American Chemical Society, the Asia Pacific Water Council, the International Power Producers Forum and the Association of Energy Engineers.  Mr. Cossey has testified before Congress on various environmental issues.  Mr. Cossey brings to the Board deep experience in the management of publicly-financed research and operating projects and in the development and maintenance of government relationships on the federal, state and municipal levels.

Cary G. Bullock, age 64, was appointed as our President and Chief Executive Officer and was elected to our Board of Directors on January 27, 2010.  Mr. Bullock also serves as Chief Executive Officer and a member of the Board of Directors of our subsidiary, ThermoEnergy Power Systems LLC, as a member of the Board of Managers of Babcock-Thermo Carbon Capture LLC, our joint venture with Babcock Power, Inc., and as a member of the Board of Directors of our subsidiary, CASTion Corporation.  Prior to becoming our President and CEO, Mr. Bullock had been employed by GreenFuel Technologies Corporation, serving as Chief Executive Officer from February 2005 through July 2007 and as Vice President for Business Development from July 2007 through January 2009; he was a member of the Board of Directors of GreenFuel Technologies Corporation from February 2005 through August 2009. In May 2009, GreenFuel Technologies ceased business operations and made an assignment of its assets to a trustee for the benefit of its creditors.   From February 2009 through January 2010, Mr. Bullock served a variety of clients as an independent consultant and business advisor.  Prior to joining GreenFuel Technologies, Mr. Bullock was Chairman and Chief Executive Officer of Excelergy Corporation, Vice President of KENETECH Management Services and President of its affiliate, KENETECH Energy Management, Inc., Chairman and Chief Executive Officer of Econoler/USA Inc., Vice President of Engineering and Operations and Principal Engineer of Xenergy Inc., Director of Special Engineering and a Senior Engineer at ECRM, Inc. and a Senior Engineer at Sylvania Electronics Systems.  Mr. Bullock received an A.B. from Amherst College and an S.B. and an S.M. from Massachusetts Institute of Technology.  Having worked as a senior executive in several early stage energy companies, Mr. Bullock brings to the Board extensive industry and strategic experience.

David Anthony, age 49, has been a director of the Company since October 2009.  Mr. Anthony also serves as a member of the Board of Managers of Babcock-Thermo Carbon Capture LLC, our joint venture with Babcock Power, Inc., and as a member of the Board of Directors of our subsidiary, CASTion Corporation.  Since 2003, he has been Managing Director of 21 Ventures, LLC, a VC management firm providing seed, growth and bridge capital for technology ventures.  Mr. Anthony sits on numerous boards, including: Axion Power International, Inc.; Clean Power Technologies Inc.; Solar EnerTech Corp.; Energy Focus, Inc.; Advanced Hydro, Inc.; Advanced Telemetry, LLC; Aero Farm Systems LLC; Applied Solar LLC; BioPetroClean, Inc.; Expansion Media, LLC; ETV Motors, Ltd.; Graphene Energy, Inc.; Gravity Power, LLC; GreenRay, Inc.; Lightwave Power, Inc.; Magenn Power, Inc.; ReGen Power Systems LLC; Safe Hydrogen, LLC; Variable Wind Solutions Ltd.; Agent Video Intelligence Ltd.; and Command Speech Ltd.  Prior to 21 Ventures, Mr. Anthony launched Notorious Entertainment, a developer of multimedia brands.  Mr. Anthony received a B.A. in Economics from George Washington University and an M.B.A. from Dartmouth College.  Mr. Anthony brings to the Board extensive public company corporate governance and venture capital experience.

J. Winder Hughes III, age 51, has been a director of the Company since July 2009 (except for the period from January 27, 2010 to February 5, 2010).  Mr. Hughes also serves as a member of the Board of Managers of Babcock-Thermo Carbon Capture LLC, our joint venture with Babcock Power, Inc., and as a member of the Board of Directors of our subsidiary, CASTion Corporation.  Since 1995, Mr. Hughes has served as the managing partner of Hughes Capital Investors, LLC, which manages private assets and raises money for small public companies.  He formed the Focus Fund, LP in 2000 (with Hughes Capital as the fund manager), which is a highly-concentrated equity partnership that focuses on publicly-traded emerging growth companies.  From November 2007 to November 2009, Mr. Hughes was a director of Viking Systems, Inc, a manufacturer of surgical tools.  From 1983 to 1995, Mr. Hughes was an investment executive, first with Kidder Peabody & Co. and subsequently with Prudential Securities.  Mr. Hughes holds a B.A. in Economics from the University of North Carolina at Chapel Hill.  Mr. Hughes brings to the Board significant experience with capital raising, corporate restructuring, and managing strategic business relationships.

Shawn R. Hughes, age 49, has been a director of the Company since October 2009.  He previously served as a member of our Board of Directors from September 2008 until January 2009.  Mr. Hughes also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation.  He served as President and Chief Operating Officer of the Company from January 1, 2008 to January 27, 2010. From June 15, 2007 through December 31, 2007, he was employed by us to assist the Chief Executive Officer in administering corporate affairs and overseeing all of our business operating functions. From November 2006 to May 2007, Mr. Hughes served as President and Chief Operating Officer of Mortgage Contract Services.  From 2001 to 2006, Mr. Hughes served as Chief Executive Officer of Fortress Technologies.  Mr. Hughes holds a B.S.B.A. from Slippery Rock University and an M.B.A. from Florida State University.  Mr. Hughes brings to the Board extensive experience in executive management and strategic planning.

Arthur S. Reynolds, age 66, has been a director of the Company since October 2008.  He also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation.  From August 3, 2009  through November 16, 2009, Mr. Reynolds served as our interim Chief Financial Officer, and except during that period, has been Chairman of the Audit Committee of the Board of Directors.  He is the founder of Rexon Limited of London and New York where, since 1999, he has served as managing director. Mr. Reynolds was founder and, from 1997 to 1999, managing partner of London-based Value Management & Research (UK) Limited.   Mr. Reynolds was the founder and, from 1982 to 1997, served as managing director of Ferghana Financial Services Limited.  Prior thereto, Mr. Reynolds held executive positions at Merrill Lynch International Bank Limited, Banque de la Société Financière Européene, J.P. Morgan & Company and Mobil Corporation.  Mr. Reynolds is a director of Apogee Technology, Inc.  Mr. Reynolds holds an A.B. from Columbia University, a M.A. from Cambridge University, and an M.B.A. in Finance from New York University.  Mr. Reynolds brings to the Board extensive financial and executive experience across multiple sectors, with special strength in the international arena.

Teodor Klowan, Jr., age 41, was appointed as our Executive Vice President, Secretary and Treasurer on November 2, 2009 and became our Chief Financial Officer on November 16, 2009.  He also serves as Clerk and Treasurer of our subsidiary, CASTion Corporation.  Mr. Klowan has been a certified public accountant since 1991.  From November 2007 through February 2009 he was Chief Financial Officer and from May 2006 to November 2007 he was Vice President, Corporate Controller and Chief Accounting Officer of Nestor, Inc., a publicly held automated speed and red light technology company.  On June 3, 2009, a receiver was appointed by the Rhode Island Superior Court for the business and assets of Nestor, Inc.   Mr. Klowan was Corporate Controller of MatrixOne, Inc. in 2005 and Corporate Controller and Chief Accounting Officer at Helix Technology Corporation from 1999 to 2004. He was Assistant Corporate Controller of Waters Corporation from 1996 to 1999. Prior to 1996, Mr. Klowan worked in management and staff positions at Banyan Systems, Inc. and Ernst & Young.  Mr. Klowan holds a B.A. in Accounting from Bryant University and an M.B.A. in International Finance from Clark University.

David W. Delasanta, age 59, has been President of our subsidiary, CASTion Corporation, since December 15, 2008;  prior to assuming that position he was our Senior Vice President of Marketing. Before joining ThermoEnergy in 2008, Mr. Delasanta had 30 years of experience in the environmental and energy fields.  From March 1997 to April 2007, he was Regional Vice-President, Business Development for Shaw Group, a major environmental and energy engineering firm.  From 1994 to 1997, he was Regional Director of Government Business Development  for ICF Kaiser Engineers.  Prior to 1994, he served in various management, sales and marketing positions at RESNA Industries, Air & Water Technologies, ACUREX, and SynGas Systems, and as a consultant with DHR, a Washington DC consulting company where, among other things, he managed the technical support contract for the Department of Energy’s National Energy Plan for coal gasification.  Mr. Delasanta holds a B.S. in Physics from Providence College, a M.S. in Environmental Engineering from Washington University in St. Louis and an M.B.A. from San Jose State University.

Pursuant to our Certificate of Incorporation, as amended, the holders of our Series B Convertible Preferred Stock are entitled to elect four members of our Board of Directors (the “Series B Directors”), which Series B Directors are subject to removal only by a vote of the holders of not less than 66⅔% of the then-outstanding shares of Series B Convertible Preferred Stock voting as a separate class; any vacancy created by the resignation or removal of a Series B Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Series B Convertible Preferred Stock or (ii) the unanimous vote or consent of the remaining Series B Directors.  The holders of our Common Stock, voting together with the holders of our Series A Preferred Stock, are entitled to elect three members of our Board of Directors (the “Common Stock Directors”), which Common Stock Directors are subject to removal only by a vote of the holders of a majority of the then-outstanding shares of Common Stock (taken together as a single class with the then-outstanding shares of Series A Preferred Stock); any vacancy created by the resignation or removal of a Common Stock Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Common Stock and Series A Preferred Stock (voting or consenting together as a single class) or (ii) the unanimous vote or consent of the remaining Common Stock Directors.  The holders of our Series B Convertible Preferred Stock are parties to a Voting Agreement dated as of November 19, 2009, pursuant to which they have agreed to vote all of their shares of Series B Convertible Preferred Stock for the election to our Board of Directors of three persons designated by The Quercus Trust and one person designated by Robert S. Trump.  The Series B Directors are David Anthony and J. Winder Hughes III (both of whom are designees of The Quercus Trust) and Shawn R. Hughes (who is the designee of Robert S. Trump); one Series B Directorship is vacant.  The Common Stock Directors are Cary G. Bullock, Dennis C. Cossey and Arthur S. Reynolds.  All directors serve terms of one year.

The Executive Employment Agreement of our President and Chief Executive Officer, Cary G. Bullock, provides that, during the term of his employment, Mr. Bullock will be elected to serve on our Board of Directors.

None of our directors or executive officers is related by blood or marriage to any other director or executive officer.

Committees of the Board of Directors

Compensation and Benefits Committee.  The Compensation and Benefits Committee consists of Mr. Anthony, as Chairman, Mr. Shawn Hughes, and Mr. Winder Hughes.  This committee makes recommendations to the Board of Directors on compensation generally, executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation.  The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated.  The Board has determined that all of the members of the Compensation and Benefits Committee are independent.

Audit Committee.  The Audit Committee consists of Mr. Reynolds, as Chairman, Mr. Winder Hughes, and Mr. Anthony.  This committee oversees the Company’s financial reporting process and internal controls.  The Audit Committee is governed by a written charter approved by the Board of Directors.  The charter sets out the Audit Committee’s membership requirements and responsibilities.  A copy of the Audit Committee charter was provided to shareholders as Annex A to the Company’s 2007 proxy statement.  As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied.  The Audit Committee selects the Company’s registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence.  The Board has determined that Messrs. Anthony and Hughes are “independent directors” and that all of the members are audit committee financial experts (as defined in Item 407(d)(5)(ii) of Regulation S-K).  Mr. Reynolds is not considered independent due to his service as interim Chief Financial Officer during the period August 3, 2009 through November 16, 2009 but, because of Mr. Reynolds’s prior service as an independent member of the Audit Committee, the extraordinary circumstances under which he agreed to serve as interim Chief Financial Officer, and the brief period of such service, the Board of Directors has determined that Mr. Reynolds will be able to exercise independent judgment as a member of the Audit Committee and that his service as Chairman of the Audit Committee is in the best interests of the Company and its shareholders.

Nominating Committee.  The directors elected by the holders of our Common Stock and our Series A Convertible Preferred Stock (Messrs. Bullock, Cossey, and Reynolds) serve as the Nominating Committee, with Mr. Cossey serving as Chairman.  The Nominating Committee identifies the individuals to be nominated for election to the Board of Directors by the holders of our Common Stock and our Series A Convertible Preferred Stock.  In considering candidates, the Nominating Committee seeks to assure that the Board of Directors will include persons with a variety of skills and experience, including at least one director with expertise in the areas of science and technology in which the Company operates and at least one director who qualifies as an audit committee financial expert.  The Nominating Committee does not have a charter.  The Nominating Committee will consider director candidates recommended by the shareholders if a nominating shareholder complies with the following requirements.  If a shareholder wishes to recommend a candidate to the Nominating Committee for consideration as a candidate for election to the Board of Directors, the shareholder must submit in writing to the Nominating Committee the nominee’s name and a brief resume setting forth the nominee’s business and educational background and qualifications for service, and a notarized consent signed by the recommended candidate stating the recommended candidate’s willingness to be nominated and to serve.  This information must be delivered to the Chairman of the Nominating Committee at the following address: ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201, and must be received no later than December 31 in any year to be considered as a potential director nominee at the Annual Meeting of Shareholders for the following year.  The Nominating Committee may request additional information if it determines a potential candidate may be an appropriate nominee.

Ad hoc Executive Search Committee.  During the period from October 15, 2009 through January 27, 2010, a special committee comprised of  Mr. Reynolds, as Chairman, Mr. Anthony and Mr. Winder Hughes, was appointed by the Board of Directors to conduct searches for suitable candidates for the positions of Chief Executive Officer and Chief Financial Officer, to review resumes and interview selected candidates, to recommend to the Board of Directors individuals for appointment to such offices and to negotiate employment agreements with the successful candidates.  At the recommendation of the ad hoc Executive Search Committee, Teodor Klowan, Jr. was appointed Executive Vice President and Chief Financial Officer in November 2009 and Cary G. Bullock was appointed President and Chief Executive Officer in January 2010.  The Committee dissolved upon the appointment of Mr. Bullock.

Audit Committee Report

The Audit Committee reviews the financial reporting process of ThermoEnergy Corporation (the “Company”) on behalf of the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.  The Company’s independent public accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon.  The Audit Committee monitors these processes.

The composition of the Audit Committee changed significantly during the period commencing January 1, 2009, due to the temporary departure from the Audit Committee of Arthur S. Reynolds during his service as interim Chief Financial Officer from August 3, 2009 through November 16, 2009, the resignation of Paul A. Loeffler as a director on October 15, 2009, the appointment of  J. Winder Hughes III to the Audit Committee on July 28, 2009 (and his appointment as interim Chairman of the Audit Committee during Mr. Reynolds’s service as interim CFO), the appointment of David Anthony to the Audit Committee on October 15, 2009, the resignation of J. Winder Hughes as a member of the Audit Committee on January 27, 2010, and the appointment of Shawn R. Hughes to the Audit Committee on January 27, 2010.

In May 2009, Kemp & Company, a Professional Association (“Kemp”), which was then our independent public accounting firm, made the Audit Committee aware of the following disagreements between Kemp and Andrew T. Melton who was, at the time, our Chief Financial Officer, on matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to Kemp’s satisfaction, would have caused Kemp to make reference to the subject matter of such disagreements in its report on our financial statements for the fiscal year ended December 31, 2008:

(i)         Payroll tax adjustments:  Mr. Melton did not agree with Kemp’s estimated adjustment for penalties and interest with respect to unpaid payroll taxes.  Following termination of Mr. Melton’s employment, our interim Chief Financial Officer and our Board of Directors discussed the matter with Kemp and the matter was resolved to Kemp’s satisfaction;

(ii)         Debt covenant violations:  Mr. Melton would not agree to classify our Convertible Promissory Note to The Quercus Trust in the original principal amount of $2,000,000 as in default at December 31, 2008 due to the violation of certain covenants relating to unpaid payroll taxes and the non-disclosure of such violations.  Following termination of Mr. Melton’s employment, our interim Chief Financial Officer and the Audit Committee discussed the matter with Kemp and the matter was resolved to Kemp’s satisfaction; and

(iii)         Failure to provide requested audit information:  Mr. Melton refused to provide critical audit documentation to Kemp.  Following termination of Mr.  Melton’s employment, our interim Chief Financial Officer and the Audit Committee discussed the matter with Kemp, our interim Chief Financial Officer provided all of the requested information to Kemp, and the matter was resolved to Kemp’s satisfaction.

 Kemp also brought to the attention of the Audit Committee a number of potential illegal acts which they believed Mr. Melton had committed in his capacity as our Chief Financial Officer.

The Audit Committee engaged special legal counsel to investigate the information brought to our attention by Kemp and, through special legal counsel, engaged an independent public accounting firm to perform a forensic audit of our corporate financial records.  Based on the results of that forensic audit and on the investigation by special legal counsel, on July 31, 2009 the Audit Committee recommended to the Board of Directors that Mr. Melton be removed from office for cause due to the commission of material violations of law with respect to the Company’s obligations to file and pay federal and state employment and unemployment tax returns.  On August 3, 2009, the Board of Directors accepted Mr. Melton’s resignation as an officer and director of the Company.

 At the request of the Board of Directors, Arthur S. Reynolds, then the Chairman of the Audit Committee, agreed to serve as interim Chief Financial Officer following termination of Mr. Melton’s employment.  Mr. Reynolds served as interim Chief Financial Officer from August 3, 2009  until the appointment of Teodor Klowan, Jr. to that office on November 16, 2009.

As a result of the above-described matters, the completion of our financial statements for the fiscal year ended December 31, 2008 was delayed until October 2009, and the Corporation was  unable to file on time its Annual Report on Form 10-K  for such fiscal year and its Quarterly Reports on Form 10-Q  for the periods ended March 31, 2009 and June 30, 2009.

With respect to the fiscal year ended December 31, 2009, the Audit Committee met frequently and held extensive discussions with management and the independent public accountants.  Management represented to us that the Company’s consolidated financial statements for such fiscal year were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the audited financial statements and related disclosures with management and the independent public accountants, including a review of the significant management judgments underlying the financial statements and disclosures.  The Audit Committee also discussed with the independent public accountants the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU 380), as amended.

In addition, the Audit Committee discussed with the independent public accountants that firm’s  independence from the Company and its management, and also considered whether the non-audit services performed during fiscal year 2009 by the independent public accountants were compatible with maintaining the accountants’ independence.  The independent public accountants have provided to the Committee the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).

The Committee discussed with the Company's independent public accountants the overall scope and plans for its audit. The Committee met with the independent public accountant, with and without management present, to discuss the results of its examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

In consultation with the Company’s management and the independent public accountants, the Audit Committee determined that the Company’s internal controls and reporting as of December 31, 2009 were deficient in that (i) the Company had not allocated adequate resources to ensure that necessary internal controls were implemented and followed throughout the Company, (ii) the Company’s period-end reporting process did not provide sufficiently timely and accurate financial statements and required disclosures, (iii) there was a lack of segregation of duties in the Company’s significant accounting functions, (iv) the Company’s contract administration and accounting procedures were deficient, and (v) the Company’s former Chief Financial Officer engaged in acts that resulted in significant adjustments to the 2008 consolidated financial statements and subjected the Company to potential criminal and/or civil action with respect to the impact of the Company’s unpaid payroll tax matters.  The Audit Committee has met with Teodor Klowan, Jr.,  the Company’s recently-appointed Chief Financial Officer, to discuss the deficiencies in internal controls and reporting  and is working with Mr. Klowan to implement new controls and to address the identified deficiencies.

The Company’s independent public accountants report to us and to the Board.  The Audit Committee has sole authority to appoint (subject to shareholder ratification) and to terminate the engagement of the independent public accountants.  The Audit Committee has approved the dismissal of Kemp and Company as the Company’s independent auditing firm and the appointment of CCR LLP as the Company’s principal independent accountants to audit our financial statements for the fiscal year ending December 31, 2010.

April 15, 2010

Audit Committee

Arthur S. Reynolds, Chairman
David Anthony
Shawn R. Hughes

Shareholder Communications

The Board of Directors does not have a formal policy for shareholder communications to the Board of Directors.  The small size of the Board of Directors and the simple administrative structure of ThermoEnergy permits shareholders to have easy access to ThermoEnergy’s management and its directors for any communications, including those pertaining to director nominations as set forth above.  Shareholder inquiries, suggestions and other communications may be directed to the Chairman of our Board of Directors at ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

Code of Ethics

A copy of the Company’s Code of Business Conduct and Ethics, including provisions that apply to our Chief Executive Officer and our Chief Financial Officer, may be obtained free of charge by making a written request to Investor Relations, ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

Attendance at the Annual Meeting and at Board and Committee Meetings

Although we do not have a requirement that all members of the Board of Directors attend the Annual Meeting of Shareholders, such attendance is strongly encouraged.  Six of the seven directors then in office attended the 2009 Annual Meeting of Shareholders. During the fiscal year ended December 31, 2009, the Board of Directors held 17 meetings and every director attended at least 75% of those meetings. During 2009, the Audit Committee held 9 meetings and the Compensation and Benefits Committee held 4 meetings, and all members of those committees attended at least 75% of the meetings of their respective committees. The Nominating Committee did not hold any meetings during the fiscal year ended December 31, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended  requires our executive officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, during the fiscal year ended December 31, 2009 the following executive officers and directors failed to make Section 16(a) filings on a timely basis:

Director or Officer	Number of Delinquent Filings	Number of Transactions
Dennis C. Cossey	1	1
Alexander G. Fassbender	1	1
J. Winder Hughes III	3	3
Shawn R. Hughes	2	3
Teodor Klowan, Jr.	2	1
Andrew T. Melton	1	1
Arthur S. Reynolds	5	5

Compensation of the Board

Directors do not receive cash compensation for serving on the Board or its committees.  Non-employee directors are awarded annual grants of non-qualified stock options.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings.  We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2009 to our directors who were not also named executive officers:

Director Compensation (1)

	Fees Earned or		Option Awards
Name	Paid in Cash		($) (2)		Total ($)
Paul A. Loeffler	none		none		$0
Louis J. Ortmann	none		none		$0
Martin A. Roenigk	none		none		$0
David Gelbaum	none		$9,192	(3)	$9,192
David Anthony	none		$9,192	(4)	$9,192
J. Winder Hughes III	$60,000	(5)	$17,920	(6)	$77,920
David A. Field	none		$7,457	(7)	$7,457
Joseph P. Bartlett	none		$9,192	(8)	$9,192

(1)
Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named executive officers required to be reported in such columns during 2009 or 2008.

(2)
The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R. Assumptions used in the calculation of these amounts are included in Note 9 and Note 10 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2009.  The amounts shown exclude the impact of any forfeitures related to service-based vesting conditions.  The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)
An option to purchase 30,000 shares of Common Stock at an exercise price of $0.37 per share was granted to Mr. Gelbaum on October 15, 2009; this option expired when Mr. Gelbaum resigned from our Board of Directors.

(4)
An option to purchase 30,000 shares of Common Stock at an exercise price of $0.37 per share was granted to Mr. Anthony on October 15, 2009; this option expires on October 15, 2019 (subject to Mr. Anthony’s continued service on our Board of Directors through the date of our 2010 Annual Meeting).

(5)	We paid Mr. Hughes a fee for certain consulting services prior to his election to our Board of Directors.
(6)
An option to purchase 30,000 shares of Common Stock at an exercise price of $0.33 per share was granted to Mr. Hughes on July 28, 2009; this option expires on July 28, 2019.  An option to purchase an additional 30,000 shares of Common Stock at an exercise price of $0.39 per share was granted to Mr. Hughes on December 15, 2009; this option expires on December 15, 2019 (subject to Mr. Hughes’s continued service on our Board of Directors through the date of our 2010 Annual Meeting).

(7)
An option to purchase 30,000 shares of Common Stock at an exercise price of $0.299 per share was awarded to Mr. Field on December 28, 2009; this option expired when Mr. Field resigned from our Board of Directors.

(8)
An option to purchase 30,000 shares of Common Stock at an exercise price of $0.37 per share was granted to Mr. Bartlett on October 15, 2009; this option expired when Mr. Bartlett resigned from our Board of Directors.

ITEM 10.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2009 and 2008.

Executive Compensation (1)

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dennis C. Cossey	2009	$228,750	$0	$41,944	$270,694
Chairman and CEO	2008	$295,000	$774,093	$24,653	$1,093,746

Andrew T. Melton	2009	$79,166	$0	$31,933	$111,099
Executive Vice President and CFO (4)	2008	$250,000	$83,159	$24,466	$357,635

Alexander G. Fassbender
Executive Vice President and	2009	$232,500	$0	$23,184	$255,684
Chief Technology Officer	2008	$295,000	$437,372	$109,000	$841,372

Shawn R. Hughes	2009	$229,167	$143,000	$39,833	$412,000
President and Chief Operating Officer	2008	$275,000	$76,600	$12,000	$363,300

Arthur S. Reynolds	2009	$105,000	$138,856	$0	$243,856
Interim CFO (5)	2008	n/a	n/a	n/a	n/a

(1)
Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named executive officers required to be reported in such columns during 2009 or 2008.

(2)
The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R. Assumptions used in the calculation of these amounts are included in Note 9 and Note 10 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2009.

(3)
The amounts in the column “All Other Compensation” reflect the following items: automobile expenses, medical and insurance reimbursement, temporary living expenses, moving relocation expense reimbursement and salary to executive officers’ spouses.

(4)	Mr. Melton’s employment as Executive Vice President and Chief Financial Officer terminated on August 3, 2009
(5)
Mr. Reynolds served as interim Chief Financial Officer from August 3, 2009 through November 16, 2009.  The information for 2008 does not reflect compensation paid to Mr. Reynolds during that year in his capacity as a member of the Board of Directors.

Outstanding Equity Awards at December 31, 2009

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2009.  No named executive officer exercised options in the fiscal year ended December 31, 2009.

	Stock Option Awards
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Dennis C. Cossey	250,000	none	$1.22	6/10/2010
	560,000	none	$1.29	9/15/2010
	150,000	none	$0.94	1/20/2011
	350,000	none	$1.11	1/02/2011
	797,500	none	$1.75	6/30/2018
	250,000	none	$1.50	2/27/2019

Andrew T. Melton	150,000	none	$1.22	6/10/2010
	40,000	none	$0.90	9/15/2010
	150,000	none	$0.94	1/20/2011
	350,000	none	$1.11	1/02/2011
	7,500	none	$1.75	6/30/2018
	250,000	none	$1.50	2/27/2019

Alexander G. Fassbender	250,000	none	$1.22	6/10/2010
	440,000	none	$1.29	9/15/2010
	150,000	none	$0.94	1/20/2011
	350,000	none	$1.11	1/02/2011
	412,500	none	$1.75	6/30/2018
	250,000	none	$1.50	2/27/2019

Shawn R. Hughes	250,000	none	$1.50	2/27/2019
	600,000	none	$0.24	9/16/2019

Arthur S. Reynolds	48,232	none	$0.31	07/31/2014
	45,455	none	$0.33	08/31/2014
	40,541	none	$0.37	09/30/2014
	46,875	none	$0.32	10/31/2014
	500,000	none	$0.50	11/30/2014
	30,000	none	$1.24	10/03/2018
	40,000	none	$1.24	06/30/2019
	none	30,000	$0.39	12/15/2019

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under our equity compensation plans as of December 31, 2009:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation plans approved by security holders

2008 Incentive Stock Plan	3,850,000	$0.67	6,150,000

Equity Compensation plans not approved by security holders

Stock options	7,413,800	$1.43	0

Total	11,263,800	$1.17	6, 510,000

Employment Contracts and Agreements

We have written employment agreements with each of our senior executives. Set forth below are descriptions of the agreements with each of our current executive officers and with each person who was an executive officer on December 31, 2009.

Dennis C. Cossey.  Our Executive Employment Agreement with our Executive Chairman,  Dennis C. Cossey,  provides for an annual base salary of $150,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements to be established by the Compensation Committee of our Board of Directors.  Mr. Cossey’s employment is terminable by either party upon 30 days’ written notice; provided that we may terminate Mr. Cossey’s employment immediately for “Cause” (as such term is defined in the Executive Employment Agreement) and Mr. Cossey may terminate his employment immediately for “Good Reason” (as such term is defined in the Executive Employment Agreement) or with 60 days’ written notice upon his “Retirement” (as such term is defined in the Executive Employment Agreement).  If Mr. Cossey’s employment is terminated for any reason other than (i)  by us for Cause or (ii) voluntarily by Mr. Cossey without Good Reason, Mr. Cossey will be entitled to receive severance payments of $12,500 per month for twelve months following the termination of his employment, and we will keep in force for such twelve-month period all health insurance benefits afforded to Mr. Cossey and his family at the time of termination.  Mr. Cossey’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information, and a provision prohibiting Mr. Cossey, for a period of one year following the termination of his employment, from competing against us or soliciting our customers or employees.  Mr. Cossey’s Executive Employment Agreement supersedes Mr. Cossey’s Employment Agreement dated as of September 14, 2005 which provided, among other things, for a contract term of five years (extended, each month for an additional month), with a beginning base compensation of $200,000 (in 2005) for Mr. Cossey and minimum annual 15% increases in compensation.  The prior employment agreement also provided that Mr. Cossey would be eligible for discretionary incentive compensation of up to 100% of his base salary, as determined by the Compensation and Benefits Committee.  The prior employment agreement also entitled Mr. Cossey to periodic performance-based compensation upon the occurrence of certain unusual, but significant, events, including but not limited to the acquisition of new technology, the execution of new contracts in excess of 20% of existing revenues and other events as determined by the Compensation and Benefits Committee.  In addition, the prior employment agreement provided that, upon a change in control of the Company, Mr. Cossey would have been entitled to receive a lump sum payment of five years’ base compensation from the date of such change of control, as well as an immediate vesting of all unvested stock options and/or restricted stock grants.

Cary G. Bullock.  On January 27, 2010, we entered into an Executive Employment Agreement with our President and Chief Executive Officer, Cary G. Bullock, pursuant to which we agreed to pay him a base salary of $200,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements to be established by the Compensation Committee of our Board of Directors.  Mr. Bullock’s employment is terminable by either party upon 30 days’ written notice; provided that we may terminate Mr. Bullock’s employment immediately for “Cause” (as such term is defined in the Executive Employment Agreement) and Mr. Bullock may terminate his employment immediately for “Good Reason” (as such term is defined in the Executive Employment Agreement).  If Mr. Bullock’s employment is terminated for any reason other than (i) by us for Cause or (ii) voluntarily by Mr. Bullock without Good Reason, Mr. Bullock will be entitled to receive severance payments of $16,667 per month for six months following the termination of his employment, and we will keep in force for such six-month period all health insurance benefits afforded to Mr. Bullock and his family at the time of termination.  Mr. Bullock’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information, and a provision prohibiting Mr. Bullock, for a period of six months or one year following the termination of his employment (depending on the circumstances of termination), from competing against us or soliciting our customers or employees.

Teodor Klowan, Jr.   On November 2, 2009 we entered into an Executive Employment Agreement with our Executive Vice President and Chief Financial Officer, Teodor Klowan, Jr., pursuant to which we agreed to pay him an annual base salary of $175,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements to be established by the Compensation Committee of our Board of Directors.  Mr. Klowan’s employment is terminable by either party upon 30 days’ written notice; provided that we may terminate Mr. Klowan’s employment immediately for “Cause” (as such term is defined in the Executive Employment Agreement) and Mr. Klowan may terminate his employment immediately for “Good Reason” (as such term is defined in the Executive Employment Agreement).  If Mr. Klowan’s employment is terminated for any reason other than (i) by us for Cause or (ii) voluntarily by Mr. Klowan without Good Reason, Mr. Klowan will be entitled to receive severance payments of $14,583 per month for six months following the termination of his employment, and we will keep in force for such six-month period all health insurance benefits afforded to Mr. Klowan and his family at the time of termination.  Mr. Klowan’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information and a provision prohibiting Mr. Klowan, for a period of one year following the termination of his employment, from competing against us or soliciting our customers or employees.

Alexander G. Fassbender.  Our employment agreement with Alexander G. Fassbender, who was our Executive Vice President and Chief Technology Officer until March 3, 2010, provided for a continuous three-year term (subject to our right to terminate the annual extensions upon 60 days’ written notice), with a beginning base compensation of $135,000 (in 1998) with 15% annual increases, capped at $250,000, after which annual increases will be determined on the basis of changes in the consumer price index. Mr. Fassbender was also eligible for discretionary incentive compensation of up to 50% of his base salary, as determined by the Compensation and Benefits Committee of our Board of Directors. Upon the termination of his employment following a change in control of the Company, Mr. Fassbender was entitled to a lump sum payment equal to 2.99 years’ base compensation in effect on the date of such change of control.  The employment agreement also contained certain restrictive covenants protecting trade secrets and prohibiting Mr. Fassbender from competing with us or soliciting our customers or employees for a period of one year after the termination of his employment.

Shawn R. Hughes.  On September 16, 2009 we entered into an Executive Employment Agreement with Shawn R. Hughes, who was, until January 27, 2010, our President and Chief Operating Officer.  The agreement provided that term of Mr. Hughes’s employment expired on the earlier of (i) the date on which the Company had appointed both a new Chief Executive Officer as successor to Dennis C. Cossey and a new Chief Financial Officer as successor to Arthur S. Reynolds or (ii) March 31, 2010 (in either case, the “Termination Date”); provided, however, that the Termination Date was extended until February 28, 2010 to permit Mr. Hughes to assist in the transition of authority to Cary G. Bullock, our new President and CEO.  Mr. Hughes’s Executive Employment Agreement provided for a base salary of $150,000 per annum, with an entitlement to a bonus, upon completion of a certain contract involving our subsidiary, CASTion Corporation, in an amount equal to 10% of CASTion’s gross profits on such contract.  Pursuant to the agreement, we are obligated to make severance payments in the amount of $20,834 per month to Mr. Hughes during the period from March 1, 2010 through February 28, 2011.  The agreement also contained certain restrictive covenants protecting trade secrets and prohibiting Mr. Hughes from competing with us or soliciting our customers or employees for a period of one year after the termination of his employment.

Compensation Discussion and Analysis

Philosophy and Objectives

The objective of our executive compensation program is to attract, retain and motivate the talented and dedicated executives who are critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing shareholder value.   We provide these executives with what we believe to be a competitive total compensation package consisting primarily of base salary and long-term equity incentive compensation.  Our executive compensation program aims to provide a risk-balanced compensation package which is competitive in our market sector and, more importantly, relevant to the individual executive.

Our policy for allocating between long-term and currently-paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders.   Accordingly, (i) we provide cash compensation in the form of base salary to meet competitive cash compensation norms and (ii) we provide non-cash compensation, primarily in the form of stock option awards, to encourage superior performance against long-term strategic goals.  Although on occasion we grant cash bonuses, we do not maintain a formal short-term incentive plan, as our strategic philosophy is to focus on long-term goals. The Compensation and Benefits Committee of our Board of Directors believes this compensation structure focuses our executives’ attention primarily on long-term stock price appreciation, rather than short-term results, and yet enables us to recruit and retain talented executives by ensuring that their annual cash compensation in the form of base salary is competitive with the annual cash compensation paid by other similarly situated companies.

Executive Compensation Process

We have recently entered into employment agreements with all of our executive officers.  These agreements provide for payment of base compensation at a rate negotiated at the time of the agreement, with eligibility for cash bonuses from time to time upon achievement of certain performance goals to be established through discussions with the Compensation and Benefits Committee of our Board of Directors (in the case of our Chief Executive Officer) or with such Committee and our Chief Executive Officer (in the case of the other executive officers).  The employment agreements with our Chief Executive Officer and our Chief Financial Officer, both our whom have been recently hired, also provide for an initial grant of stock options, with provision for future grants of stock options at the discretion of the Compensation and Benefits Committee of our Board of Directors.

In negotiating the employment agreements of our executive officers and establishing their base compensation, the ad hoc Executive Search Committee (which had primary responsibility for recruitment of our Chief Executive Officer and our Chief Financial Officer), the Compensation and Benefits Committee and management considered the practices of comparable companies of similar size, geographic location and market focus. We did not utilize any standard executive compensation index or engage the services of a compensation consultant in setting executive compensation, although management, the ad hoc Executive Search Committee and the Compensation and Benefits Committee analyzed publicly available compensation data.

In determining each component of each executive’s compensation, numerous factors particular to the executive are considered, including:

•	The individual’s particular background, including prior relevant work experience;

•	The market demand for individuals with the executive’s specific expertise and experience;

•	The individual’s role with us; and

•	Comparison to other executives within our Company.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary.  Base salary is established based on the factors discussed above. Our general compensation philosophy, as described above, is to offer a competitive package of base salary plus long-term, equity-based incentive compensation. Because we place emphasis on the long-term equity-based portion of our compensation package, we believe that the cash portion of our executive’s compensation is below the average of the range of annual cash compensation (base salary plus annual non-equity incentive compensation) for executives in similar positions with similar responsibilities at comparable companies.

Bonuses.  Cash bonuses and non-equity incentive compensation are generally not a regular or important element of our executive compensation strategy, and we focus instead on stock-based awards designed to reward long-term performance.

Stock Option and Stock-Based Awards.  We believe that long-term performance is best stimulated through an ownership culture that encourages such performance through the use of stock-based awards. The ThermoEnergy Corporation 2008 Incentive Stock Plan was established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of shareholders and with our long-term success. Our Board of Directors believes that the use of stock options and other stock-based awards offers the best approach to achieving our long-term compensation goals. While the 2008 Incentive Stock Plan provides for a variety of stock-based awards, to date we have relied exclusively on stock options to provide equity incentive compensation. We believe that stock options most effectively focus the attention of our executives and management on long-term performance and stock price appreciation. Stock options granted to our executive officers have an exercise price equal to the fair market value of our common stock on the grant date. Our stock options typically vest 25% on the first anniversary of grant and thereafter in equal quarterly installments over an additional three-year period, and generally expire ten years after the date of grant. Stock option grants to our executive officers are made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally,  to meet special retention or performance objectives. Proposals to grant stock options to our executive officers are made by our CEO to the Compensation and Benefits Committee. The Compensation and Benefits Committee considers the estimated Black-Scholes valuation of each proposed stock option grant in determining the number of shares subject to each option grant. In light of the significance we place on equity-based incentive compensation, in January 2010 our Board of Directors amended the 2008 Incentive Plan (subject to shareholder approval at our next Annual Meeting) to increase the number of shares of our common stock available for grant under such Plan from 10,000,000 to 20,000,000.

We have not adopted stock ownership guidelines.

Other Compensation.  Our executive officers are not eligible to participate in, and do not have any accrued benefits under, any Company-sponsored defined benefit pension plan. They are eligible to, and in some cases do, participate in defined contributions plans, such as a 401(k) plan, on the same terms as other employees.   In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits and perquisites for our executive officers; however, the Compensation and Benefits Committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently lower than median competitive levels for comparable companies. Finally, all of our executives are eligible to participate in our other employee benefit plans, including medical, dental, life and disability insurance.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation of over $1,000,000 to certain of our executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our shareholders. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted under our 2008 Incentive Stock Plan will generally qualify as performance-based compensation under Section 162(m). However, we may authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the shareholders, after taking into consideration changing business conditions or the officer’s performance.

ITEM 11.  Security Ownership by Certain Beneficial Owners, Directors and Executive Officers

The following table sets forth certain information as of March 26, 2010 with respect to beneficial ownership of our Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our Common Stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.

Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Directors and Officers

David Anthony
2105 Natalie Lane
Birmingham, Alabama 35244	0		*

Cary G. Bullock
10 New Bond Street
Worcester, Massachusetts 01606	0		*

Dennis C. Cossey
124 West Capitol Avenue, Suite 880
Little Rock, Arkansas 72201	3,751,049	(3)	6.7%

David W. Delasanta
10 New Bond Street
Worcester, Massachusetts 01606	137,500	(4)	*

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	10,865,820	(5)	17.8%

Shawn R. Hughes
717 South Edison Avenue
Tampa, Florida 33606	952,500	(6)	1.8%

Teodor Klowan, Jr.
10 New Bond Street
Worcester, Massachusetts 01606	0		*

Arthur S. Reynolds
230 Park Avenue, Suite 1000
New York, New York 10169	751,103	(7)	1.4%

All executive officers and directors as a group (8 persons)	16,457,972	(8)	25.3%

Other 5% Beneficial Owners

David Gelbaum and Monica Chavez Gelbaum
Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	44,867,554	(9)	49.3%

Security Investors, LLC
One Security Benefit Place
Topeka, Kansas 66636	3,607,800	(10)	6.7%

Robert S. Trump
89 10th Street
Garden City, New York 11530	28,151,230	(11)	37.1%

Estate of P.L. Montesi
3504 North Hills Boulevard
North Little Rock, Arkansas 72116	3,048,650	(12)	5.5%

Elise C. Roenigk PO Box 230 Eureka Springs, Arkansas 72632	5,650,921	(13)	9.7%

The Focus Fund
PO Box 389
Ponte Vedra, Florida 32004	10,835,820	(14)	17.8%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	21,948,031	(15)	30.3%

Kevin B. Kimberlin c/o Spencer Trask
535 Madison Avenue
New York, NY 10022	7,955,816	(16)	13.8%

* Less than 1%

(1)
Includes shares as to which the identified person  or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act.   Shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, which were exercisable or convertible on, or become exercisable or convertible within 60 days after, March 26, 2010 are deemed to be outstanding with respect to a person or entity for the purpose of computing the outstanding shares of Common Stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.

(2)
Based on 53,538,090 shares of Common Stock issued and outstanding on March 26, 2010 plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, held by such individual or entity which were exercisable or convertible on, or which become exercisable or convertible within 60 days after, March 26, 2010.

(3)	Includes 2,357,500 shares issuable upon exercise of options.
(4)	All shares are issuable upon exercise of options.
(5)
Includes 10,835,820 shares owned by, or issuable to The Focus Fund.  Mr. Hughes is the Managing Director of The Focus Fund and may be deemed to be the beneficial owner of the securities held by such fund; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.  Also includes 30,000 shares issuable upon exercise of options.

(6)	Includes 850,000 shares issuable upon exercise of options and warrants.
(7)
Includes 570,000 shares issuable upon exercise of options and warrants.  Also includes  181,103 shares issuable upon the exercise of warrants held by Christine Reynolds, Mr. Reynolds’s wife.  Mr. Reynolds disclaims beneficial ownership of the shares issuable to Mrs. Reynolds.

(8)
Includes shares issuable upon exercise of options and warrants, conversion of shares of Series B Convertible Preferred Stock, and conversion of convertible debt, as detailed in notes (3) through (7) above.

(9)
This beneficial ownership information  is based on information contained in Amendment No. 7 to the Statement on Schedule 13D filed by The Quercus Trust and Mr. and Mrs. Gelbaum as its trustees on  March 17, 2010.  Includes 14,586,210 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 17,920,000 shares issuable upon the exercise of warrants and 5,000,000 shares issuable upon conversion of convertible debt.

(10)	This beneficial ownership information is based on information contained in Amendment No. 2 to the Statement on Schedule 13G filed by Security Investors, LLC on February 12, 2010.
(11)
Includes 8,116,670 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 11,711,104 shares issuable upon the exercise of warrants and 2,500,000 shares issuable upon conversion of convertible debt.

(12)	Includes shares owned directly by the estate of Mr. Montesi and by various members of Mr. Montesi’s family. Also includes 1,797,500 shares of issuable upon the exercise of options.
(13)	Includes 80,000 shares issuable the exercise of options, 1,500,000 shares issuable upon the exercise of warrants, and 3,401,322 shares issuable upon conversion of convertible debt.
(14)
Includes 2,560,820 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 4,458,333 shares issuable upon the exercise of warrants, and 416,667 shares issuable upon conversion of convertible debt.

(15)
This beneficial ownership information is based on information contained in Amendment No. 4 to the Statement on Schedule 13G filed by the group consisting of Empire Capital Management LLC and its affiliates on  March 22, 2010.  Includes 7,596,853 shares issuable upon conversion of  outstanding shares of Series B Convertible Preferred Stock and 11,347,607 shares of Common Stock  issuable upon the exercise of warrants.

(16)
This beneficial ownership information is based on information contained in Amendment No. 1 to the Statement on Schedule 13D filed by Mr. Kimberlin on  July 22, 2008.  Includes 50,000 shares issuable upon the exercise of warrants and 4,252,015 shares issuable upon conversion of convertible debt.

ITEM 12.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We are a party to a license agreement with Alexander G. Fassbender, who until March 3, 2010 was our Executive Vice President and Chief Technology Officer, under which Mr. Fassbender has granted to us an exclusive license in the patents and patent applications for ThermoFuel and Enhanced Biogas Production in the United States and certain foreign countries.  We are required to pay to Mr. Fassbender a royalty of 1% of net sales after the cumulative sales of all licensed products exceed $20,000,000.  In December 2007, Mr. Fassbender waived certain termination rights under the license agreement, agreed that we can assign or transfer the license without his consent in connection with a merger or a sale of all or a portion of our business and assets, and agreed that he would not transfer his interest in the license agreement without our consent.

We are members, along with Mr. Fassbender and Mr. Fassbender’s ex-wife, of a limited liability company, ThermoEnergy Power Systems, LLC (“TEPS”), which owns  the ZEBS technology and which is a 50% member of Babcock-Thermo Carbon Capture, LLC, our joint venture with Babcock Power.  We hold an 85% ownership interest in TEPS and Mr. Fassbender and his ex-wife each own a 7.5% membership interest.  The Operating Agreement of TEPS provides, among other things, that the interests of Mr. Fassbender and his ex-wife cannot be diluted and that Mr. Fassbender will not be obligated to make capital contributions to TEPS other than his initial contribution of intellectual property.

The Company and Rexon Limited, a company controlled by Arthur S. Reynolds, a member of our Board of Directors, entered into a consulting agreement on August 21, 2009, pursuant to which Mr. Reynolds provided services as our interim Chief Financial Officer.  Under the Consulting Agreement, the Company paid Rexon a retainer of $15,000 per month, reimbursed Rexon for all reasonable and customary expenses incurred by it in connection with Mr. Reynolds’s services, and issued to Rexon warrants, on the first business day of each month, commencing on August 1, 2009 and continuing through November 1, 2009, for the purchase of that number of shares of Common Stock determined by dividing (i) $15,000 by (ii) the market price per share of the Common Stock on such date. The consulting agreement with Rexon terminated on November 16, 2009 upon the appointment of Teodor Klowan, Jr. as our Chief Financial Officer; under the consulting agreement, we are obligated to continue payment of the $15,000 monthly retainer to Rexon for six months following termination.   Pursuant to the consulting agreement, upon the successful consummation of our Series B Preferred Stock financing, we paid Rexon a success fee of $30,000 in cash, issued to Mr. Reynolds a five-year warrant for the purchase of up to 500,000 shares of our Common Stock at an exercise price of $0.50 per share, and agreed to pay Mr. Reynolds an additional amount of $53,000, payable in five roughly equal monthly installments commencing in June 2010.

Our Board of Directors has adopted a policy whereby all transactions between us and any of our affiliates, officers, directors, principal shareholders and any affiliates of the foregoing must be approved in advance by the disinterested members of the Board of Directors based on a determination that the terms of such transactions are no less favorable to us than would prevail in arm’s-length transactions with independent third parties.

Board Determination of Independence

Our securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  In determining which directors and which members of committees are “independent,” our Board of Directors has voluntarily adopted the independence standards set forth in the Marketplace Rules of the Nasdaq Stock Market.  Our Board of Directors has determined that, in accordance with these standards, two of our current Directors, David Anthony and J. Winder Hughes III are “independent directors.”  Further, six persons who served as members of our Board of Directors for a portion of the fiscal ended December 31, 2009 (Joseph P. Bartlett, David Gelbaum, David Fields, Paul A. Loeffler, Louis J. Ortmann and Martin A. Roenigk) were “independent directors.” Although Shawn R. Hughes and Arthur S. Reynolds do not satisfy the independence standards that we have adopted because each of them, during part or all of the fiscal year ended December 31, 2009, served as an executive officer, our Board of Directors believes that neither Mr. Hughes nor Mr. Reynolds currently has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In determining the independence of our directors, the Board of Directors considered all transactions in which we and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” above.

ITEM 13.  Principal Accountant Fees and Services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountants

The Audit Committee of our Board of Directors  reviews and approves in advance any audit and permitted non-audit services to be provided by our principal independent public accountants. The Audit Committee has the sole authority to make these approvals.

The following describes the current policies and procedures of the Audit Committee with respect to pre-approval of audit and permissible non-audit services:

Audit Services.  All audit services must be pre-approved by the Audit Committee.  The Audit Committee approves the annual audit services engagement and, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope, company structure, or other matters.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also grant pre-approval for other audit services, which are those services that only the independent public accountant reasonably can provide.

Non-Audit Services.  The Audit Committee's policy is to pre-approve all permissible non-audit services provided by the independent public accountants.  These services may include audit-related services, tax services and other services.  The independent public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

Fees billed to us by Kemp & Company Professional Association, our independent public accountants for fiscal years 2009 and 2008 were comprised of the following:

Audit Fees. Kemp & Company’s fee for its audit of our annual financial statements, review of the financial statements included in our quarterly reports on Forms 10−Q, audits of statutory filings, comfort letter procedures and review of other regulatory filings for 2009 and 2008 were $106,000 and $97,000, respectively.

Audit Related Fees. No fees were billed to us for audit related services in 2009 or 2008.

Tax Fees. Kemp & Company’s fees for tax services provided to us, including tax compliance, tax advice and planning, totaled $4,000 in each of 2009 and 2008.

All Other Fees. No other fees were billed to us by Kemp & Company in 2009 or 2008 for “other services.”

In accordance with the Audit Committee’s pre-approval policy, all audit services performed by Kemp & Company during 2008 and 2009 were approved at the time such firm was engaged to serve as our independent public accounts for such fiscal years.  The Audit Committee reviewed and approved, as consistent with our policies and procedures, the tax services performed for us in 2008 and 2009 by Kemp & Company.

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

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr., CPA	April 30, 2010
Teodor Klowan, Jr., CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	*	Director and Chairman of the Board	April 30, 2010
Dennis C. Cossey

	/s/ Cary G. Bullock	Director, President and Chief Executive Officer	April 30, 2010
	Cary G. Bullock	(Principal Executive Officer)

	/s/ Teodor Klowan, Jr., CPA	Executive Vice President and Chief Financial Officer	April 30, 2010
	Teodor Klowan, Jr., CPA	(Principal Financial and Accounting Officer)

	*	Director	April 30, 2010
David Anthony

	*	Director	April 30, 2010
J. Winder Hughes III

	*	Director	April 30, 2010
Shawn R. Hughes

	*	Director	April 30, 2010
Arthur S. Reynolds

* By	/s/ Cary G . Bullock
Attorney - in - Fact

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

The Company's financial liabilities are measured using inputs from the three levels of fair value hierarchy, as follows:
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

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is now included in ASC 810, “Consolidations.”  SFAS 160 modifies the accounting and disclosure requirements for subsidiaries which are not wholly-owned.  In accordance with the provisions of SFAS 160, the Company reclassified $1,662,000 of noncontrolling interest previously reflected between long-term liabilities and stockholders’ equity and included the amount as a component of stockholders’ equity in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity as of December 31, 2008.  Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the accompanying consolidated statements of operations.

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

The Company’s contingent liability reserves total $3,053,000 and $3,334,000 at December 31, 2009 and 2008, respectively, and consist of the following: (in thousands):

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

21.1	Subsidiaries of the Issuer — Previously filed
24.1	Power of Attorney of Dennis C. Cossey, Cary G. Bullock, Teodor Klowan, Jr., David Anthony, J. Winder Hughes III, Shawn R. Hughes, and Arthur S. Reynolds — Previously filed
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

*  May be deemed a compensatory plan or arrangement