Form 10-Q
period 2010-03-31
THERMOENERGY CORP
filed 2010-05-12
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class – Common Stock, $.001 par value	Outstanding at May 7, 2010 - 53,679,473 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	(unaudited) March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$1,695	$1,109
Accounts receivable, net	141	7
Inventories, net	65	74
Other current assets	256	205
Total Current Assets	2,157	1,395

Property and equipment, net	245	241
Other assets	124	74

Total Assets	$2,526	$1,710

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$968	$812
Short-term borrowings	1,305	—
Convertible debt in default	4,579	4,133
Contingent liability reserves	2,981	3,053
Deferred revenue	132	398
Other current liabilities	3,667	3,627
Total Current Liabilities	13,632	12,023

Long Term Liabilities:
Deferred compensation retirement plan for officers, net of current portion	217	229
Warrant liability	2,444	2,559
Convertible debt	1,075	1,370
Total Long Term Liabilities	3,736	4,158

Total Liabilities	17,368	16,181

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, 20,000,000 shares authorized:
Class A Preferred Stock, liquidation value of $1.20 per share: designated: 10,000,000 shares; issued and outstanding: 208,334 shares at March 31, 2010 and December 31, 2009	2	2
Class B Preferred Stock, liquidation preference of $2.40 per share: designated: 4,371,287 shares; issued and outstanding: 3,037,954 shares at March 31, 2010 and December 31, 2009	30	30
Common Stock, $.001 par value: authorized - 300,000,000 shares; issued: 53,763,270 shares at March 31, 2010 and December 31, 2009; outstanding: 53,679,473 shares at March 31, 2010 and December 31, 2009	54	54
Additional paid-in capital	68,328	66,711
Accumulated deficit	(83,256)	(81,268)

Total Stockholders’ Equity (Deficit)	(14,842)	(14,471)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,526	$1,710

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Contract and grant income	$1,160	$375
Less: cost of contract and grant income	1,166	480
Gross income (loss)	(6)	(105)

Operating Expenses:
General and administrative	773	936
Engineering and R&D	195	287
Sales and marketing	273	84
Stock Option expense	412	161
Warrant expense	—	1,030
Total operating expenses	1,653	2,498

Loss from operations	(1,659)	(2,603)

Other income (expense):
Derivative investment income	115	—
Interest expense	(444)	(566)

Net loss	$(1,988)	$(3,169)

Loss per share, basic and diluted	$(0.04)	$(0.06)

Shares used in computing loss per share, basic and diluted	53,679,473	50,971,816

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2010	2009

Operating Activities:
Net loss	$(1,988)	$(3,169)
Adjustment to reconcile net loss to net cash used in operating activities:
Options issued to officers and directors	412	468
Warrant expense	—	1,030
Common stock issued for services	—	9
Change in fair value of warrant liability	(115)	—
Depreciation	13	16
Provision for inventory reserves	9	—
Amortization of discount on convertible debt	209	369
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(134)	(17)
Inventories	—	5
Other current assets	(51)	2
Accounts payable	156	215
Deferred revenue	(266)	(74)
All other current liabilities	10	304
Deferred compensation retirement plan	(12)	(11)

Net cash used in operating activities	(1,757)	(853)

Investing Activities:
Investment in joint venture	(50)	—
Purchase of property and equipment	(17)	—

Net cash used in investing activities	(67)	—

Financing Activities:
Proceeds from short-term borrowings	2,410	—
Proceeds from issuance of Common Stock and warrants	—	500
Proceeds from convertible promissory notes	—	250

Net cash provided by financing activities	2,410	750

Net change in cash	586	(103)
Cash, beginning of period	1,109	115
Cash, end of period	$1,695	$12

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1:  Basis of presentation and summary of signification accounting policies

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

In the Notes to the Consolidated Financial Statements, we use the terms “Company”, “we”, “our” and “us” to refer to ThermoEnergy Corporation and its subsidiaries.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted  in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.  Stock options, warrants, and dilutive effect of the Company’s convertible debt, short-term notes payable, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K/A for the year ended December 31, 2009 of ThermoEnergy Corporation.

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

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to the Company’s contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current.  The allowance for doubtful accounts totaled $9,000 at March 31, 2010 and December 31, 2009.  The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Inventory

Inventory are stated at the lower of cost of market using the first-in, first-out method and consist primarily of raw materials and supplies.

We evaluate our inventory for excess and obsolescence on an annual basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether such equipment requires a change in the inventory reserve in order to record the inventory at net realizable value.  Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value.  Inventory reserves totaled $83,000 and $74,000 at March 31, 2010 and December 31, 2009, respectively.

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

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505 and 718 .  This  requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards.

Series B Convertible Preferred Stock

The Company initially accounted for its Series B Convertible Preferred Stock by allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock.  The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate.  Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ equity (deficit) section of the Company's consolidated balance sheet.  The value of the warrants and beneficial conversion features are considered a “deemed dividend”.

Note 2:  Management’s consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Company’s wastewater treatment and clean energy technologies (“the Technologies”) and to fund the Company’s liabilities, which included approximately $2,246,000 of payroll tax liabilities (see Note 10), $4,579,000 of convertible debt securities in default, net of debt discounts of $42,000, and $2,981,000 of contingent liability reserves (see Note 10).  In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 10).  The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. In addition, the Comapny's former independant registered public accounting firm included in it's report an explanatory paragraph indicating its doubts about the Company's ability to continue as a going concern. Management is considering several alternatives for mitigating these conditions.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management is actively engaged in negotiations with a group of investors that have provided funding to the Company in the past.  The Company and an investor group entered into a Series B Convertible Preferred Stock Financing (“the 2009 Financing”) in September 2009 that, if fully funded, would result in cash proceeds to the Company of $6,250,000. This Financing was amended in March 2010 in conjunction with the Bridge Loan Agreement as discussed in Note 4 to accelerate the funding of the third and fourth tranches of the 2009 Financing.  As of March 31, 2010 the Company has received $3,050,000 from the first and second tranches of the Financing and $2,410,000 in proceeds from the Bridge Loan Agreement.

Management is actively pursuing commercial contracts to generate revenues from projects involving the Technologies.  Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies.  As discussed more fully in Note 3, the Company entered into a Limited Liability Company Agreement with Babcock Power Development, LLC, a subsidiary of Babcock Power, Inc., for the purpose of developing and commercializing our ZEBS technology.

Note 3:  Babcock-Thermo Carbon Capture LLC

On February 25, 2009, the Company’s subsidiary, ThermoEnergy Power Systems LLC (“TEPS”), and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc.,  entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing and commercializing the Company’s proprietary Zero Emission Boiler System (“ZEBS”) technology.

TEPS has entered into a license agreement with the Joint Venture and BPD pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), worldwide, fully paid up and royalty-free license to TEPS’s intellectual property related to or necessary to practice the ZEBS technology (the “ZEBS License”).   In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the ZEBS technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem. (collectively, the “Subsystems”)  BPD has entered into a license agreement with the Joint Venture and TEPS pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), worldwide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to practice the Subsystems.

Pursuant to the LLC Agreement, TEPS and BPD each own a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made its initial capital contribution of $50,000 in the third quarter of 2009 and made an additional capital contribution of $50,000 in the first quarter of 2010.  Amounts invested in the Joint Venture are classified as Other Assets on the Company’s Consolidated Balance Sheets, and the Company accounts for the Joint Venture using the equity method of accounting.

The Joint Venture is managed by a six-person Board of Managers, with three managers appointed by each member.  The Board of Managers has adopted a set of milestones by which it will measure the progress of the Joint Venture.  Pursuant to the LLC Agreement, either member may withdraw from the Joint Venture if any milestone is not met (unless the failure to meet such milestone is primarily attributable to a failure by such member to perform its obligations under the LLC Agreement or any related agreements).  If a member exercises its right to withdraw, the license that such member has granted to the Joint Venture will automatically terminate.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The LLC Agreement obligates the Joint Venture and each member to indemnify and hold the other member and its affiliates harmless against damages and losses resulting from such member’s fraud, gross negligence or intentional misconduct with respect to the Joint Venture.  The Company and Babcock Power, Inc. have entered into separate agreements to indemnify the joint venture and its members (other than our respective subsidiary-members) and their respective affiliates against damages and losses resulting from fraud, gross negligence or intentional misconduct of our respective subsidiary-members with respect to the Joint Venture.

The LLC Agreement contains other conventional terms, including provisions relating to governance of the entity, allocation of profits and losses, and restrictions on transfer of a member’s interest.

Note 4:  Short-term borrowings

Short-term borrowings consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009

Bridge Loan dated March 1, 2010, 3%, due February 28, 2011, net of discount of $1,105 at March 31, 2010	$1,305	$-—

	$1,305	$-—

On March 10, 2010, the Company entered into a Bridge Loan Agreement, effective March 1, 2010, with six of its principal investors (“the Investors”) pursuant to which the Investors agreed to make bridge loans to the Company up to $2.7 million in exchange for 3% Secured Convertible Promissory Notes (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per year and are due and payable on February 28, 2011.  The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder, into shares of Common Stock at a conversion price of $0.24 per share.

The Bridge Loan Agreement amends the Series B Convertible Preferred Stock Financing Agreement entered in September 2009 such that the Investors shall surrender the Bridge Notes as payment for the Third Tranche Closing and/or the Fourth Tranche Closing upon the execution of certain events as detailed in said agreement.  The Agreement also makes further amendments to the Series B Convertible Preferred Stock financing to provide for additional warrant coverage based on the amounts advanced and makes changes to funding commitments among the various Investors.

The Bridge Notes contain other conventional provisions, including for the acceleration of repayment obligations upon the occurrence of certain specified Events of Default.  The Bridge Notes are secured by all of the Company’s assets except for the shares of the Company’s subsidiary, CASTion Corporation (in which no security interest has been granted).

The Company calculated the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance, resulting in a beneficial conversion feature amounting to $1,205,000, the intrinsic value of the conversion feature on that date.  The value of the beneficial conversion feature is recorded as a discount on the Bridge Notes and is amortized to interest expense over the stated term of the Notes.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 5:  Convertible debt in default

Convertible debt in default consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009

Convertible Promissory Notes dated July 2, 2007, 18%, due May 31, 2010, net of discount of $42 at March 31, 2010 and $104 at December 31, 2009	$4,195	$4,133
Convertible Promissory Notes dated January 5, 2009, 10%, due May 31, 2010	384	—

	$4,579	$4,133

The Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion in July 2007.  The Company then issued additional Convertible Promissory Notes in the aggregate principal amount of $351,614 as part of the consideration for the acquisition of the minority shareholders’ interst in CASTion in January 2009.  The outstanding principal and accrued interest are convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at the holders’ discretion.  The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event the Company issues additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price.  The Notes mature on May 31, 2010.

Interest on the Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes.  Deferred accrued interest amounts added to the principal balances of the Notes totaled $912,000 at March 31, 2010 and $884,000 at December 31, 2009.

The Notes are technically in default as of March 31, 2010 and December 31, 2009, as the Company had not made required prepayments as detailed in the Convertible Promissory Note agreements.  Because the Notes are in default, the Company accrues interest at the default interest rate of 18%.  The Company is presently in negotiations with these Noteholders to obtain a forbearance agreement, and we are working to extend the maturity dates of these Notes, convert these Notes into equity or enter a settlement agreement with the Noteholders.

Note 6:  Convertible debt

Convertible debt consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Convertible Promissory Note, 5% dated March 21, 2007, due March 21, 2013, less discounts of $168 at March 31, 2010 and $180 at December 31, 2009	$704	$671
Convertible Promissory Note dated March 7, 2008, 5%, due March 7, 2013, less discount of $458 at March 31, 2010 and $494 at December 31, 2009	371	315
Convertible Promissory Notes dated January 5, 2009, 10%, due May 31, 2010	—	384
	$1,075	$1,370

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $21,000 of accrued interest to the principal balance of the Note as of March 31, 2010.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007.  The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $20,000 of accrued interest to the principal balance of the Note as of March 31, 2010.

Note 7:  Equity

At March  31, 2010, approximately 127 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Stock Options

During the quarter ended March 31, 2010, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 13,039,102 stock options in conjunction with the Company’s 2008 Incentive Stock Plan.  The options are exercisable at $0.30 per share for a ten year period.  The exercise price was equal to or greater than the market price on the respective grant dates during the quarter.

The fair value of options granted during the quarters ended March 31, 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010	2009

Risk-free interest rate	3.6% - 3.8%	3.0%
Expected option life (years)	10.0	10.0
Expected volatility	80%	77%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the quarters ended March 31, 2010 and 2009 follows:
	2010		2009
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of period	11,203,800	$1.18	8,213,800	$1.23
Granted	13,039,102	$0.30	1,030,000	$1.49
Canceled	(30,000)	$0.30	(100,000)	$0.54
Outstanding, end of period	24,212,902	$0.71	9,143,800	$1.27
Exercisable, end of period	8,583,800	$1.44	9,143,800	$1.27

The weighted average fair value of options granted were approximately $0.25 per share and $0.31 per share for the quarters ended March 31, 2010 and 2009, respectively.  The weighted average fair value of options vested was approximately $32,000 for the quarter ended March 31, 2010.  No options vested in the quarter ended March 31, 2010.

Exercise prices for options outstanding as of March  31, 2010 ranged from $0.30 to $6.36.  The weighted average remaining contractual life of those options was approximately 7.7 years at March 31, 2010.  The weighted average remaining contractual life of options vested and exercisable was approximately 4.1 years at March 31, 2010.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

As of March 31, 2010, there was $3,413,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  The Company recognizes stock-based compensation on the straight-line method.

Warrants

At March  31, 2010, there were outstanding warrants for the purchase of 48,419,710 shares of the Company’s Common Stock at prices ranging from $0.24 per share to $1.82 per share (weighted average exercise price was $0.55 per share) until expiration (3,000,000 shares in 2010, 13,833,333 shares in 2012, 8,479,884 shares in 2013, 19,715,389 in 2014, 2,711,104 shares in 2015 and 680,000 shares in 2019).

Note 8: Fair Value Measurements

The carrying amount of cash, accounts receivable, inventories, other current assets, accounts payable, short-term notes payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.  The carrying amount of the Company’s convertible debt in default and long-term convertible debt was $5,654,000 and $5,503,000 at March 31, 2010 and December 31, 2009, respectively.  The Company is unable to estimate the fair value of that debt because a quoted market price is not available, and the Company has not developed the valuation model necessary to make the estimate.  The Company’s warrant liabilities are recorded at fair value.

The Company's assets and  liabilities are measured using inputs from the three levels of fair value hierarchy, as follows:
Level 1:Quoted prices in active markets for identical assets or liabilities.

Level 2:Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Liabilities measured at fair value on a recurring basis as of March 31, 2010 are as follows: (in thousands)

	Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Long-term warrant liability	$2,444	$-	$-	$2,444

Total Liabilities	$2,444	$-	$-	$2,444

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):
Long-Term Warrant Liability
Balance at December 31, 2009	$2,559
Change in fair value	(115)
Balance at March 31, 2010	$2,444

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9:  Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources.  The Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies.  The Company currently generates almost all of its revenues from the sale and application of its water treatment technologies.  Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development.  In 2009, the Company established Babcock-Thermo Carbon Capture, LLC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology.  Because revenues and costs related to the Company’s clean energy technologies is immaterial to the entire Company taken as a whole, the financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies. As such, the Company has only one operating segment.

The Company’s operations are currently conducted solely in the United States.  The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 10:  Commitments and contingencies

The Company’s contingent liability reserves total $2,981,000 and $3,053,000 at March 31, 2010 and December 31, 2009, respectively, and consist of the following: (in thousands):

	March 31, 2010	December 31, 2009

Estimated penalties and interest – payroll tax liabilities	$2,351	$2,351
Other, including unasserted claims	630	702
	$2,981	$3,053

The Company has accrued $3,667,000 in other current liabilities, which amount includes $2,246,000 for unpaid payroll taxes as of March 31, 2010 in addition to the contingency accrual for estimated penalties and interest, as detailed above.  Management has filed the payroll tax returns and is working with the various federal and state taxing authorities to present an offer in compromise for settlement of the payroll tax liabilities.  The Company has made payments to the various taxing authorities totaling $377,000 in the first quarter of 2010.  The Company cannot predict the outcome of the offer in compromise proceedings. The remaining liability is for various other operating accruals.

The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the Company’s former CFO, the Company may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  The Company cannot predict what, if any, actions may be taken by the tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

At March 31, 2010, the Company had cash in financial institutions that exceeded the limit insured by the Federal Deposit Insurance Corporation.

In the ordinary course of business the Company is subject to litigation and threats of litigation. At the present time, there is no significant litigation or threats of litigation that are probable or estimatable.

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

We develop and manufacture innovative wastewater treatment and recovery systems to industrial and municipal clients.  Our process systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations.  Our patented Ammonia Recovery Process (“ARP”) is an environmentally effective, low-cost method of treating wastewater discharge streams containing nitrogen in the form of ammonia.  It has been identified as a key technological and competitive advantage in the industrial and municipal wastewater treatment markets.  Our patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable.  Our wastewater treatment systems have applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

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

Results of Operations

Comparison of Quarter Ended March 31, 2010 and 2009

Contract and grant revenues totaled $1,160,000 for the quarter ended March 31, 2010, an increase of $785,000 or 209% compared to revenues of $375,000 for the quarter ended March 31, 2009.  The large increase is due to continued work on two large wastewater projects in the current quarter.  Consequently, cost of contract and grant revenues for the quarter ended March 31, 2010 increased by $686,000 or 143% compared to the quarter ended March 31, 2009.  We utilize the percentage-of-completion method of revenue recognition on our projects based on a zero profit margin until we can make more precise estimates.  Our margins are also presently low due to our investment in production capabilities in anticipation of major new contracts over the next 12 months.

General and administrative expenses decreased by $163,000 or 17% in the quarter ended March 31, 2010 compared to 2009 due to reduced use of legal and other professional services in 2010.  Engineering and R&D expenses decreased by $92,000 or 32% in the quarter ended March 31, 2010 compared to 2009, mainly due to reduced headcount and more efforts in 2010 toward pre-sales activity.  Sales and marketing expenses increased by $189,000 or 225% in the quarter ended March 31, 2010 compared to 2009 due to increased pre-sales activity and efforts made to increase our sales infrastructure.  Non-cash stock option expense increased by $251,000 or 156% in the quarter ended March 31, 2010 due to the issuance of approximately 13 million stock options to our new Chief Executive Officer, Chief Financial Officer and certain key employees and directors.  We issued only 1 million stock options in the first quarter of 2009.  This is partially offset by changing the vesting terms of stock options granted in 2010 over a 4 year period; stock options granted in 2009 were immediately vested and exercisable.  We did not issue or modify any warrants in the first quarter of 2010.  In the quarter ended March 31, 2009, we modified warrants held by the Quercus Trust, which resulted in the recording of an expense of $1,030,000.

Changes in the fair value of our warrant liabilities resulted in the recognition of derivative investment income of $115,000 in the quarter ended March 31, 2010.  We did not recognize any such income in the first quarter of 2009.  Interest expense decreased during the first quarter of 2010 compared to 2009 by $122,000, mainly due to lower debt levels resulting from the conversion of debt into Series B Convertible Preferred Stock in the fourth quarter of 2009.

Liquidity and Capital Resources

We have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  We have funded our operations primarily from the sale of  convertible debt, bridge loans, preferred stock and restricted stock, generally from stockholders and other related parties who are sophisticated investors in clean technology.  Although we will require substantial additional funding to continue existing operations, we are optimistic in our ability to obtain capital and debt financing given our recent technological advantages in the markets in which we compete.

Cash used in operations amounted to $1,757,000 and $853,000 for the quarters ended March 31, 2010 and 2009, respectively.  The increase in cash used from operations is due to our deferring payments on operating expenses in 2009, which increased our liabilities in the first quarter of 2009 as we sought additional funding from our investors.  Cash used by investing activities included an investment in our joint venture with Babcock Power of $50,000 and purchases of property and equipment of $17,000 during the first quarter of 2010.

At March 31, 2010, we did not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of March 31, 2010, we had a cash balance of approximately $1.7 million and current liabilities of approximately $13.6 million, which consisted primarily of accounts payable of $968,000, short-term borrowings of $2.4 million, convertible debt in default of $4.6 million, contingent liability reserves of $3.0 million and unpaid payroll taxes of $2.3 million.  We are presently in negotiations with our creditors to extend, settle or convert our obligations to equity.

In September 2009, we and an investor group engaged in a Series B Convertible Preferred Stock Financing (“the 2009 Financing”) that, if fully funded, will result in cash proceeds of $6.25 million in four tranches.  As of March 31, 2010 we have received $3.05 million from the first and second tranches of the 2009 Financing.

On March 10, 2010, we entered into a Bridge Loan Agreement, effective March 1, 2010, with six investors who are parties to the 2009 Financing pursuant to which the investors agreed to make bridge loans to us up to $2.7 million.  We issued 3% Secured Convertible Promissory Notes in the principal amount of each investor’s funding commitment (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per annum and are due and payable on February 28, 2011.  The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder thereof, into shares of Common Stock at a conversion price of $0.24 per share.

The Bridge Loan Agreement amends the 2009 Financing such that the investors shall surrender the Bridge Notes as payment for the Third Tranche Closing and/or the Fourth Tranche Closing upon the occurrence of certain events.  The Agreement also makes further amendments to the Series B Convertible Preferred Stock financing to provide for additional warrant coverage based on  the amounts advanced and makes changes to funding commitments among the various investors.  The Bridge Notes are secured by a lien on all of our assets except for the shares of our subsidiary, CASTion Corporation (in which no security interest has been granted).  As of March 31, 2010 we have received $2,410,000 in proceeds from the Bridge Loan Agreement.

As more fully discussed in Note 10 of Notes to Consolidated Financial Statements, as of March 31, 2010 we have accruals of $2,246,000 for payroll taxes and $2,351,000 of estimated interest and penalties related to the non-payment of payroll taxes from 2005 through the third quarter of 2009.  We are currently in negotiations with the applicable state and federal taxing authorities to schedule payment of these outstanding taxes.  We may become subject to tax liens if we cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the former CFO, we may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  We cannot predict what, if any, actions may be taken by the respective tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

Because of our financial condition, there can be no assurance that we will be able to obtain the funding necessary to continue its operations and development activities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective as of March 31, 2010, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to deficient contract administration and accounting procedures, that we have yet to fully remediate.

During the first quarter of 2010, the Company has contracted with finance personnel with sufficient expertise and knowledge of accounting and financial reporting.  This has resulted in improvements in the preparation of timely and accurate financial statements and disclosures as detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of CASTion.  The balance of these Notes is technically in default and is shown in current liabilities as of March 31, 2009, due to the fact that the Company had not made the required prepayments on these Notes.  The Company is seeking to obtain a forbearance agreement from the holders of these Notes, and we are working to extend the maturity dates of these Notes, convert these Notes into equity or enter a settlement agreement with the Noteholders.

ITEM 4.  Other Information

None.

ITEM 5.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
10.1 *
Executive Employment Agreement dated as of March 1, 2010 by and between ThermoEnergy Corporation and Dennis C. Cossey  —  Incorporated by reference to Exhibit 10.4 to Current  Report on Form 8-K filed March 9, 2010

10.2 *
Executive Employment Agreement dated January 27, 2010 by and between ThermoEnergy Corporation and Cary G. Bullock  —  Incorporated by reference to Exhibit 10.1 to Current  Report on Form 8-K filed February 2, 2010

10.3
Bridge Loan Agreement dated as of March 1, 2010 by and among The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd  and ThermoEnergy Corporation —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2010

10.4
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

10.5
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

Date: May 12, 2010	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock, President and
Chief Executive Officer