Form 10-Q
period 2010-06-30
THERMOENERGY CORP
filed 2010-08-16
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 33-46104-FW

THERMOENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0659511
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

124 West Capitol Avenue, Suite 880,
Little Rock, Arkansas	72201
(Address of Principal Executive Offices)	(Zip Code)

 Registrant’s Telephone Number, Including Area Code: (501) 376-6477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $.001 par value	Outstanding at August 12, 2010 - 53,679,473 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash	$1,782	$1,109
Accounts receivable, net	1,027	7
Inventories, net	62	74
Other current assets	273	205
Total Current Assets	3,144	1,395

Property and equipment, net	267	241
Other assets	60	74

Total Assets	$3,471	$1,710

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$968	$812
Short-term borrowings	1,882	—
Convertible debt in default, net	5,300	4,133
Contingent liability reserves	2,981	3,053
Deferred revenue	841	398
Other current liabilities	2,941	3,627
Total Current Liabilities	14,913	12,023

Long Term Liabilities:
Deferred compensation retirement plan for officers, net of current portion	204	229
Derivative liability	5,515	2,559
Convertible debt, net	1,123	1,370
Total Long Term Liabilities	6,842	4,158

Total Liabilities	21,755	16,181

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, 20,000,000 shares authorized:
Class A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 10,000,000 shares; issued and outstanding: 208,334 shares at June 30, 2010 and December 31, 2009	2	2
Class B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 4,371,287 shares; issued and outstanding: 3,037,954 shares at June 30, 2010 and December 31, 2009	30	30
Common Stock, $.001 par value: authorized - 300,000,000 shares; issued: 53,763,270 shares at June 30, 2010 and December 31, 2009; outstanding: 53,679,473 shares at June 30, 2010 and December 31, 2009	54	54
Additional paid-in capital	70,484	66,711
Treasury stock, at cost: 50,000 shares at June 30, 2010	(16)	—
Accumulated deficit	(88,838)	(81,268)

Total Stockholders’ Equity (Deficit)	(18,284)	(14,471)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,471	$1,710

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Contract and grant revenue	$1,413	$1,638	$253	$1,262
Less: cost of contract and grant revenue	1,304	1,852	138	1,372
Gross profit (loss)	109	(214)	115	(110)

Operating Expenses:
General and administrative	1,615	2,142	842	1,207
Engineering and R&D	341	472	146	185
Sales and marketing	539	245	266	160
Stock option expense	1,003	181	591	20
Warrant expense	—	1,030	—	—
Total operating expenses	3,498	4,070	1,845	1,572

Loss from operations	(3,389)	(4,284)	(1,730)	(1,682)

Other income (expense):
Derivative loss	(2,956)	—	(3,071)	—
Interest expense	(1,161)	(1,148)	(717)	(581)
Equity in net loss of joint venture	(64)	—	(64)	—

Net loss	$(7,570)	$(5,432)	$(5,582)	$(2,263)

Loss per share, basic and diluted	$(0.14)	$(0.10)	$(0.10)	$(0.04)

Shares used in computing loss per share, basic and diluted	53,679,473	52,019,133	53,679,473	53,054,942

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended June 30,
	2010	2009

Operating Activities:
Net loss	$(7,570)	$(5,432)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	1,003	181
Warrant expense	—	1,030
Warrants issued for services	—	46
Common stock issued for services	—	188
Equity in net loss of joint venture	64	—
Derivative loss	2,956	—
Depreciation	26	34
Provision for inventory reserves	9	—
Amortization of discount on convertible debt	626	746
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(1,020)	88
Inventories	3	3
Other current assets	(68)	108
Accounts payable	156	228
Deferred revenue	443	388
All other current liabilities	(52)	866
Deferred compensation retirement plan	(25)	(7)

Net cash used in operating activities	(3,449)	(1,533)

Investing Activities:
Investment in joint venture	(50)	—
Purchase of property and equipment	(52)	—

Net cash used in investing activities	(102)	—

Financing Activities:
Proceeds from short-term borrowings	4,224	—
Proceeds from issuance of Common Stock and warrants	—	500
Proceeds from convertible promissory notes	—	958

Net cash provided by financing activities	4,224	1,458

Net change in cash	673	(75)
Cash, beginning of period	1,109	115
Cash, end of period	$1,782	$40

Supplemental schedule of non-cash financing activities:
Capitalization of paid-in-kind interest	$720	$204

See notes to consolidated financial statements.

Note 1:  Basis of presentation and summary of signification accounting policies

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of ThermoEnergy Corporation and its wholly-owned subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. (“GAAP”)  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.  Stock options, warrants, and the dilutive effect of the Company’s convertible debt, short-term notes payable, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2009.

Revenue recognition

Revenue earned from grants are based on allowable costs and labor.  Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to total estimated costs.  Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.  Selling and general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and recognized in the period in which revisions are determined.

In circumstances when the Company cannot estimate the final outcome of a contract, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to the Company’s contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current.  The allowance for doubtful accounts totaled $109,000 at June 30, 2010 and December 31, 2009.  The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding.

Inventory

Inventory are stated at the lower of cost of market using the first-in, first-out method and consist primarily of raw materials and supplies.

We evaluate our inventory for excess and obsolescence periodically.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether such equipment requires a change in the inventory reserve in order to record the inventory at net realizable value.  Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value.  Inventory reserves totaled $83,000 and $74,000 at June 30, 2010 and December 31, 2009, respectively.

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

Series B Convertible Preferred Stock

The Company initially accounted for its Series B Convertible Preferred Stock by allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock.  The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate.  As the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ equity (deficit) section of the Company's consolidated balance sheet.

Note 2:  Management’s consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Company’s wastewater treatment and clean energy technologies (the “Technologies”) and to fund the Company’s liabilities, which included approximately $1,988,000 of payroll tax liabilities (see Note 10), $5,300,000 of convertible debt securities in default and $2,981,000 of contingent liability reserves (see Note 10).  In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 10).  The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. In addition, the Company's former independent registered public accounting firm included in its report an explanatory paragraph indicating its doubts about the Company's ability to continue as a going concern.  Management is considering several alternatives for mitigating these conditions.

Management has determined that obtaining substantial additional funding is essential to its continued existence.  Management is actively engaged in negotiations with a group of investors that have provided funding to the Company in the past.  The Company and an investor group entered into a Series B Convertible Preferred Stock Financing (the “2009 Financing”) in September 2009 that, if fully funded, would result in cash proceeds to the Company of $6,250,000. This Financing was amended in March 2010 in conjunction with the Bridge Loan Agreement to accelerate the funding of the third and fourth tranches of the 2009 Financing.  The Bridge Loan Agreement was amended on June 30, 2010 to provide an additional $2 million of funding to the Company (see Note 4)  As of June 30, 2010 the Company has received $3,050,000 from the first and second tranches of the 2009 Financing and $4,225,000 in proceeds from the Bridge Loan Agreement.

On May 11, 2010 the Company signed a contract with the New York City Department of Environmental Protection (“NYCDEP”) related to the Company’s Ammonia Removal Process System at the 26th Ward wastewater pollution control plant.  Total proceeds resulting from the contract, which became effective on June 23, 2010, are estimated to be $27.1 million.  Under the contract, the Company will provide engineering and design services for the rehabilitation of the Cake Storage Building, process equipment and other systems at the 26th Ward wastewater pollution plant; supply and install the Company’s proprietary ARP equipment and operate and maintain the system at the plant for twelve months.

Management continues to actively pursue commercial contracts to generate revenues from projects involving the Technologies.  Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies.  As discussed more fully in Note 3, the Company entered into a Limited Liability Company Agreement with Babcock Power Development, LLC, a subsidiary of Babcock Power, Inc., for the purpose of developing and commercializing our Zero Emission Boiler System (“ZEBS”) technology.

Note 3:  Babcock-Thermo Carbon Capture LLC

On February 25, 2009, the Company’s subsidiary, ThermoEnergy Power Systems LLC (“TEPS”), and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc.,  entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing and commercializing the Company’s proprietary ZEBS technology.

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

Pursuant to the LLC Agreement, TEPS and BPD each own a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made its initial capital contribution of $50,000 in the third quarter of 2009 and made an additional capital contribution of $50,000 in the first quarter of 2010.  The Company accounts for the Joint Venture using the equity method of accounting. Accordingly, the Company reduced the value of its investment in the Joint Venture by $64,000 in the second quarter of 2010 to account for its share of the net loss in the Joint Venture.  The value of the Company’s investment in the Joint Venture is $36,000 as of June 30, 2010 and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

Note 4:  Short-term borrowings

Short-term borrowings consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	2010	2009

Bridge Loan dated March 1, 2010, 3%, due February 28, 2011, net of discount of $2,343 at June 30, 2010	$1,882	$—

	$1,882	$—

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

The Bridge Loan Agreement amends the Series B Convertible Preferred Stock Financing Agreement entered in September 2009 such that the Investors shall surrender the Bridge Notes as payment for the Third Tranche Closing and/or the Fourth Tranche Closing upon the execution of certain events as detailed in said agreement.  The Bridge Loan Agreement also makes further amendments to the Series B Convertible Preferred Stock financing to provide for additional warrant coverage based on the amounts advanced and makes changes to funding commitments among the various Investors.

The Bridge Notes contain other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default.  The Bridge Notes are secured by all of the Company’s assets except for the shares of the Company’s subsidiary, CASTion Corporation (in which no security interest has been granted).

On June 30, 2010, the Company amended the Bridge Loan Agreement pursuant to which certain of the Company’s  investors agreed to increase by $2 million the amount of the bridge loans as provided under the Bridge Loan Agreement.  The new loans made under the amended Bridge Loan Agreement have been made on terms identical to the original loans under the Bridge Loan Agreement.  The Company received $4,225,000 in proceeds under the Bridge Loan Agreement as of June 30, 2010 and an additional $400,000 on July 2, 2010.

The Company calculated the difference between the effective conversion price of the Bridge Note and the fair value of the Company’s common stock as of each date of issuance, resulting in a total beneficial conversion feature of $2,770,000, the intrinsic value of the conversion feature on the respective issuance dates.  The value of the beneficial conversion feature is recorded as a discount on the Bridge Notes and is amortized to interest expense over the stated term of the Bridge Notes.

As discussed in Note 2, on May 11, 2010 the Company signed a contract with the NYCDEP related to the Company’s Ammonia Removal Process System at the 26th Ward wastewater pollution control plant.  Per the terms of the 2009 Financing, the Third Tranche becomes effective five business days after the filing of the Company’s Current Report on Form 8-K announcing the commencement of the Contract.  The Current Report on Form 8-K was filed on June 30, 2010, and the Third Tranche of the 2009 Financing became effective on July 8, 2010.  The Company converted $1.9 million from the Bridge Loan Agreement and accrued interest into shares of Series B Convertible Preferred Stock and issued warrants to purchase 8.3 million shares of stock at $0.24 per share.

Note 5:  Convertible debt in default

Convertible debt in default consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	2010	2009

Convertible Promissory Notes dated July 2, 2007, 18%, due May 31, 2010, net of discount of $0 at June 30, 2010 and $104 at December 31, 2009	$4,854	$4,133
Convertible Promissory Notes dated January 5, 2009, 18%, due May 31, 2010	446	—

	$5,300	$4,133

The Company issued Convertible Promissory Notes (the “Convertible Notes”) in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion in July 2007.  The Company then issued additional Convertible Promissory Notes in the aggregate principal amount of $351,614 as part of the consideration for the acquisition of the minority shareholders’ interest in CASTion in January 2009.  The outstanding principal and accrued interest are convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at the holders’ discretion.  The Convertible Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event the Company issues additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price.  The Convertible Notes matured on May 31, 2010.

Interest on the Convertible Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes.  Deferred accrued interest amounts added to the principal balances of the Convertible Notes totaled $1,595,000 at June 30, 2010 and $884,000 at December 31, 2009.

The Convertible Notes are in default as of June 30, 2010 and December 31, 2009, as the Company has not repaid amounts due to the Noteholders upon maturity, and the Company did not make required prepayments as detailed in the Convertible Promissory Note agreements.  Because the Convertible Notes are in default, the Company accrues interest at the default interest rate of 18%.  The Company is presently in negotiations with these Noteholders to extend the maturity dates of these Convertible Notes, convert these Convertible Notes into equity or enter a settlement agreement with the Noteholders.

Note 6:  Convertible debt

Convertible debt consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Convertible Promissory Note, 5% dated March 21, 2007, due March 21, 2013, less discounts of $157 at June 30, 2010 and $180 at December 31, 2009	$715	$671
Convertible Promissory Note dated March 7, 2008, 5%, due March 7, 2013, less discount of $421 at June 30, 2010 and $494 at December 31, 2009	408	315
Convertible Promissory Notes dated January 5, 2009, 10%, due May 31, 2010	—	384
	$1,123	$1,370

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $21,000 of accrued interest to the principal balance of the Note as of June 30, 2010.

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007.  The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $20,000 of accrued interest to the principal balance of the Note as of June 30, 2010.

Note 7:  Equity

At June 30, 2010, approximately 132 million shares of the Company’s Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Stock Options

During the first quarter of 2010, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 13,039,102 stock options in conjunction with the Company’s 2008 Incentive Stock Plan.  The options are exercisable at $0.30 per share for a ten year period.  The exercise price was equal to or greater than the market price on the respective grant dates during the quarter.  The Company did not issue any stock options in the second quarter of 2010.

The fair value of options granted during 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010	2009

Risk-free interest rate	3.6% - 3.8%	3.0% - 3.5%
Expected option life (years)	10.0	10.0
Expected volatility	80%	77%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the six-month periods ended June 30, 2010 and 2009 follows:
	2010		2009
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	11,203,800	$1.18	8,213,800	$1.23
Granted	13,039,102	$0.30	1,070,000	$1.48
Canceled and expired	(1,627,500)	$1.99	(100,000)	$0.54
Outstanding, end of period	22,615,402	$0.61	9,183,800	$1.27
Exercisable, end of period	7,176,925	$1.28	9,183,800	$1.27

The weighted average fair value of options granted were approximately $0.23 per share and $0.33 per share for the six-month periods ended June 30, 2010 and 2009, respectively.  The weighted average fair value of options vested was approximately $64,000 and $340,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

Exercise prices for options outstanding as of June 30, 2010 ranged from $0.30 to $1.75.  The weighted average remaining contractual life of those options was approximately 8.0 years at June 30, 2010.  The weighted average remaining contractual life of options vested and exercisable was approximately 7.6 years at June 30, 2010.

As of June 30, 2010, there was $2,593,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  The Company recognizes stock-based compensation on the straight-line method.

Warrants

At June 30, 2010, there were outstanding warrants for the purchase of 47,219,710 shares of the Company’s Common Stock at prices ranging from $0.24 per share to $1.82 per share (weighted average exercise price was $0.54 per share).  The expiration date of these warrants are as follows:

Year	Number of Warrants

2010	1,000,000
2011	800,000
2012	13,833,333
2013	8,479,884
2014	19,715,389
After 2014	3,391,104

47,219,710

Note 8:  Fair Value Measurements

The carrying amount of cash, accounts receivable, inventories, other current assets, accounts payable, short-term notes payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.  The carrying amount of the Company’s convertible debt in default and long-term convertible debt was $6,423,000 and $5,503,000 at June 30, 2010 and December 31, 2009, respectively, and approximates the respective fair value of these instruments.   The Company’s warrant liabilities are recorded at fair value.

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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Liabilities measured at fair value on a recurring basis as of June 30, 2010 are as follows: (in thousands)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	$-	$-	$5,515

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Long-Term Derivative Liability
Balance at December 31, 2009	$2,559

Change in fair value	2,956

Balance at June 30, 2010	$5,515

Note 9:  Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources.  The Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies.  The Company currently generates almost all of its revenues from the sale and application of its water treatment technologies.  Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development.  In 2009, the Company established Babcock-Thermo Carbon Capture, LLC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology.  As revenues and costs related to the Company’s clean energy technologies is immaterial to the entire Company taken as a whole, the financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies.

The Company’s operations are currently conducted solely in the United States.  The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 10:  Commitments and contingencies

The Company’s contingent liability reserves total $2,981,000 and $3,053,000 at June 30, 2010 and December 31, 2009, respectively, and consist of the following: (in thousands)

	June 30, 2010	December 31, 2009

Estimated penalties and interest – payroll tax liabilities	$2,351	$2,351
Other, including unasserted claims	630	702
	$2,981	$3,053

The Company has accrued $2,941,000 in other current liabilities, which includes $1,988,000 for unpaid payroll taxes as of June 30, 2010 in addition to the contingency accrual for estimated penalties and interest, as detailed above.  Management has filed the payroll tax returns and is working with the various federal and state taxing authorities to present an offer in compromise for settlement of the payroll tax liabilities.  The Company has made payments to the various taxing authorities totaling $635,000 in the first two quarters of 2010.  The Company cannot predict the outcome of the offer in compromise proceedings. The remaining liability is for various other operating accruals.

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

At June 30, 2010, the Company had cash in financial institutions that exceeded the limit insured by the Federal Deposit Insurance Corporation.

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer, filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  The litigation is currently in the discovery phase.  The Company is vigorously defending this litigation.

In April 2010, a group representing former minority shareholders of  CASTion Corporation (“CASTion”) (“the Plaintiffs”) filed a Complaint in the Suffolk County, Massachusetts Superior Court against CASTion’s former majority shareholders (the “Defendants”) alleging claims arising out of the Defendants’ sale to the Company of their shares of capital stock and other securities of CASTion.  The Defendants have threatened to file a third party complaint against the Company (and others) alleging, among other things, that the Company breached an obligation to the Defendants in not extending to the Plaintiffs an offer to purchase the CASTion securities held by them in a timely manner.  The Defendants are seeking contribution from the Company in the amount of any damages that may be assessed against the Defendants on the Plaintiffs’ claims, as well as indemnification for legal fees and other damages.  The Company, the Plaintiffs and the Defendants have engaged in mediation and are seeking a settlement agreement in return for dismissing all claims.  No settlement has been finalized at this time.

Note 11:  Subsequent Event

On August 9, 2010 the Company issued to certain investors a total of 2,083,334 shares of the Company’s Series B Convertible Preferred Stock at a purchase price of $2.40 per share and warrants to purchase up to 33,333,344 shares of the Company’s Common Stock.  The total amount paid to the Company was $5 million.  Each share of Series B Convertible Preferred Stock is convertible into ten shares of the Company’s Common Stock at any time at the option of the investor.

The Warrants entitle the holders to purchase, at a purchase price of $0.30 per share (subject to adjustment for certain extraordinary corporate events as set forth in the Warrants, the “Exercise Price”) that number of shares of the Company’s Common Stock determined in each case by dividing (i) 200% of the aggregate cash consideration paid by the holder for the shares of the Company’s Series B Convertible Preferred Stock by (ii) the Exercise Price.  The Warrants may be exercised at any time on or before August 10, 2015, subject to the Company’s right to accelerate the expiration date in the event the closing price for the Company’s Common Stock exceeds 200% of the closing price on August 9, 2010 for a period of 30 consecutive trading days.  The Warrants contains other conventional terms, including provisions for cashless exercise and for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

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

We currently generate revenues from the sale and development of wastewater treatment systems.  We enter into contracts with our customers to provide a wastewater treatment solution that meets the customer’s present and future needs.  Our revenues are tied to the size and scale of the wastewater treatment system required by the customer, as well as the progress made on each customer contract.  From time to time, we receive funding from federal grants to continue the development of ZEBS; however, there can be no assurance that such grants will be available to us in the future.

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

Results of Operations

Comparison of Quarter Ended June 30, 2010 and 2009

Contract and grant revenues totaled $253,000 for the quarter ended June 30, 2010 as compared to revenues of $1,262,000 for the quarter ended June 30, 2009.  In 2009, we were in the early stages of production on two large contracts. One of these contracts was substantially completed in the first quarter of 2010 while the other was substantially completed in the second quarter of 2010. Because we completed production on these two projects, cost of revenues for the quarter ended June 30, 2010 decreased by $1,234,000 or 90% compared to the quarter ended June 30, 2009.  In June 2010, we entered into a $27,100,000 contract with the City of New York to deploy a state-of-the-art ammonia recovery system at the City's 26th Ward Wastewater Treatment Plant on Jamaica Bay. Work on the project began in the quarter. We expect this project to have a significant effect on our revenue and cost of revenue in the future.

General and administrative expenses decreased by $365,000 or 30% in the quarter ended June 30, 2010 compared to 2009 due to reduced use of legal and other professional services in 2010.  Engineering and R&D expenses decreased by $39,000 or 21% in the quarter ended June 30, 2010 compared to 2009, mainly due to reduced headcount in 2010.  Sales and marketing expenses increased by $106,000 or 66% in the quarter ended June 30, 2010 compared to 2009 due to increased pre-sales activity and efforts made to increase our sales.  Non-cash stock option expense totaled $591,000 in the second quarter of 2010 compared to $20,000 in the second quarter of 2009, an increase of $571,000.  Non-cash stock option expense in the second quarter of 2010 relates to the issuance of stock options to our new Chief Executive Officer, Chief Financial Officer and certain key employees in the first quarter of 2010.

Changes in the fair value of our derivative liabilities resulted in the recognition of derivative loss of $3,071,000 in the quarter ended June 30, 2010.  The charge primarily relates to the increase in our stock price at June 30, 2010 compared to March 31, 2010 and increasing the expected volatility rate assumption used as of June 30, 2010.  We did not recognize any such expense in the second quarter of 2009.  Interest expense increased by $136,000 in the second quarter of 2010 compared to 2009, mainly due to amortization of discounts on our Bridge Notes in 2010, offset by lower overall debt levels resulting from the conversion of debt into Series B Convertible Preferred Stock in the fourth quarter of 2009, all of which were non-cash in nature.

Comparison of Six-Month Period Ended June 30, 2010 and 2009

Contract and grant revenues totaled $1,413,000 for the six-month period ended June 30, 2010 compared to revenues of $1,638,000 for the six-month period ended June 30, 2009.  In 2009, we were in the early stages of production on two large contracts. One of these contracts was substantially completed in the first quarter of 2010 while the other was substantially completed in the second quarter of 2010. Because we completed production for our two largest wastewater projects early in the second quarter of 2010, cost of contract revenues for the six-month period ended June 30, 2010 decreased by $548,000 or 30% compared to the six-month period ended June 30, 2009.

General and administrative expenses decreased by $527,000 or 25% in the six-month period ended June 30, 2010 compared to 2009 due to reduced use of legal and other professional services in 2010.  Engineering and R&D expenses decreased by $131,000 or 28% in the six-month period ended June 30, 2010 compared to 2009, mainly due to reduced headcount and efforts in 2010 diverted toward sales activity.  Sales and marketing expenses increased by $294,000 or 120% in the six-month period ended June 30, 2010 compared to 2009 due to increased sales activity and efforts made to increase our pipeline.  Non-cash stock option expense totaled $1,003,000 in the six-month period ended June 30, 2010 compared to $181,000 in the second quarter of 2009, an increase of $822,000.  Non-cash stock option expense in 2010 relates primarily to the issuance of stock options to our new Chief Executive Officer, Chief Financial Officer and certain key employees in the first quarter of 2010.  We modified warrants held by the Quercus Trust in the first quarter of 2009, which resulted in the recording of an expense of $1,030,000.  We did not have any warrant activity for the six-month period ended June 30, 2010.

Changes in the fair value of our derivative liabilities resulted in the recognition of derivative loss of $2,956,000 in the six-month period ended June 30, 2010.  The charge primarily relates to the increase in our stock price at June 30, 2010 compared to December 31, 2009 and increasing the expected volatility rate assumption used as of June 30, 2010.  We did not recognize any such expense in 2009.

Liquidity and Capital Resources

Cash used in operations amounted to $3,449,000 and $1,533,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  The increase in cash used from operations is primarily due to deferring payments on operating expenses in 2009, which increased our liabilities in 2009 as we sought additional funding from our investors.  Cash used by investing activities included an investment in our joint venture with Babcock Power of $50,000 and purchases of property and equipment of $52,000 during 2010.

At June 30, 2010, we did not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of June 30, 2010, we had a cash balance of approximately $1.8 million and current liabilities of approximately $14.9 million, which consisted primarily of accounts payable of $968,000, short-term borrowings of $4.2 million (exclusive of discounts of $2.3 million), convertible debt in default of $5.3 million, contingent liability reserves of $3.0 million and unpaid payroll taxes of $1.9 million.  We are presently in negotiations with our creditors to extend, settle or convert our obligations to equity.

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

In September 2009, we and an investor group engaged in a Series B Convertible Preferred Stock Financing (the “2009 Financing”) that, if fully funded, will result in cash proceeds of $6.25 million in four tranches.  As of June 30, 2010 we have received $3.05 million from the first and second tranches of the 2009 Financing.

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

As further discussed below, on June 24, 2010 we received from the New York City Department of Environmental Protection (“NYCDEP”) an Order to Commence under the Contract between us and the NYCDEP dated May 11, 2010 related to our Ammonia Removal Process System at the 26th Ward wastewater pollution control plant.  Per the terms of the 2009 Financing, the Third Tranche becomes effective five business days after the filing of our Current Report on Form 8-K announcing the commencement of the Contract.  The Current Report on Form 8-K was filed on June 30, 2010, and the Third Tranche of the 2009 Financing became effective in July 8, 2010.  We converted $1.9 million from the Bridge Loan and accrued interest into shares of Series B Convertible Preferred Stock and issued warrants to purchase 8.3 million shares of stock at $0.24 per share.

On June 24, 2010 we received from the NYCDEP an Order to Commence under the Contract between us and the NYCDEP dated May 11, 2010 related to our Ammonia Removal Process System at the 26th Ward wastewater pollution control plant.  Total billings under this contract are estimated to be $27.1 million.  Under the Contract, we have been engaged by the NYCDEP to provide engineering and design services for the rehabilitation of the Cake Storage Building, process equipment and other systems at the 26th Ward wastewater pollution plant; supply and install our proprietary ARP equipment and operate and maintain the system at the plant for twelve months.  We expect to commence work relative to this Contract in the third quarter of 2010.

On June 30, 2010, we amended the Bridge Loan Agreement pursuant to which our investors agreed to increase by $2 million the amount of the bridge loans to us as provided under the Bridge Loan Agreement.  The new loans made under the amended Bridge Loan Agreement have been made on terms identical to the original loans under the Bridge Loan Agreement.  We received $4,225,000 in proceeds under the Bridge Loan Agreement as of June 30, 2010, and we received an additional $400,000 on July 2, 2010.

As more fully discussed in Note 10 of Notes to Consolidated Financial Statements, as of June 30, 2010 we have accruals of $1,988,000 for payroll taxes and $2,351,000 of estimated interest and penalties related to the non-payment of payroll taxes from 2005 through the third quarter of 2009.  We are negotiating with the applicable state and federal taxing authorities to schedule payment of these outstanding taxes.  We may become subject to tax liens if we cannot satisfactorily settle the outstanding payroll tax liabilities.  Furthermore, due to the actions of the former CFO, we may also face criminal and/or civil action with respect to the impact of the payroll tax matters.  We cannot predict what, if any, actions may be taken by the respective tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

On August 9, 2010 we issued to certain investors a total of 2,083,334 shares of our Series B Convertible Preferred Stock at a purchase price of $2.40 per share and warrants to purchase up to 33,333,344 shares of our Common Stock.  The total amount paid to us was $5 million.  Each share of Series B Convertible Preferred Stock is convertible into ten shares of our Common Stock at any time at the option of the investor.

The Warrants entitle the holders to purchase, at a purchase price of $0.30 per share (subject to adjustment for certain extraordinary corporate events as set forth in the Warrants, the “Exercise Price”) that number of shares of our Common Stock determined in each case by dividing (i) 200% of the aggregate cash consideration paid by the holder for the shares of our Series B Convertible Preferred Stock by (ii) the Exercise Price.  The Warrants may be exercised at any time on or before August 10, 2015, subject to our right to accelerate the expiration date in the event the closing price for our Common Stock exceeds 200% of the closing price on August 9, 2010 for a period of 30 consecutive trading days.  The Warrants contains other conventional terms, including provisions for cashless exercise and for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

Due to of our financial condition, there can be no assurance that we will be able to obtain the funding necessary to continue its operations and development activities in the future.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective as of June 30, 2010, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to deficient contract administration and accounting procedures, that we have yet to fully remediate.

Beginning in the first quarter of 2010, the Company has contracted with finance personnel with sufficient expertise and knowledge of accounting and financial reporting.  This has resulted in improvements in the preparation of timely and accurate financial statements and disclosures as detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer, filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  The litigation is currently in the discovery phase.  The Company is vigorously defending this litigation.

In April 2010, a group representing former minority shareholders of  CASTion Corporation (“CASTion”) (“the Plaintiffs”) filed a Complaint in the Suffolk County, Massachusetts Superior Court against CASTion’s former majority shareholders (the “Defendants”) alleging claims arising out of the Defendants’ sale to the Company of their shares of capital stock and other securities of CASTion.  The Defendants have threatened to file a third party complaint against the Company (and others) alleging, among other things, that the Company breached an obligation to the Defendants in not extending to the Plaintiffs an offer to purchase the CASTion securities held by them in a timely manner.  The Defendants are seeking contribution from the Company in the amount of any damages that may be assessed against the Defendants on the Plaintiffs’ claims, as well as indemnification for legal fees and other damages.  The Company, the Plaintiffs and the Defendants have engaged in mediation and are seeking a settlement agreement in return for dismissing all claims.  No settlement has been finalized at this time.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of a majority interest in CASTion.  The Company then issued additional Convertible Promissory Notes in the aggregate principal amount of $351,614 as part of the consideration for the acquisition of certain minority shareholders’ interest in CASTion in January 2009.  The balance of these Notes is in default and is shown in current liabilities as of June 30, 2010, as the Company did not make required prepayments as detailed in the Convertible Promissory Notes and the Company has not repaid amounts due to the Noteholders upon maturity of the Notes on May 31, 2010.  Because the Notes are in default, the Company accrues interest at the default interest rate of 18%.  The Company is presently in negotiations with the holders of these Notes.

ITEM 4.  Other Information

None.

ITEM 5.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
10.1
Contract No. PO-98B (Registration No. CTC 826 20101417884) between The City of New York Department of Environmental Protection and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2010

10.2
Amendment No. 1 to Bridge Loan Agreement dated as of March 1, 2010 by and among The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd (collectively, the “Investors”) and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010

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

Date: August 16, 2010	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock, President and
Chief Executive Officer