Form 10-Q
period 2010-09-30
THERMOENERGY CORP
filed 2010-11-15
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from - to -

Commission File Number: 33-46104-FW

THERMOENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0659511
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

124 West Capitol Avenue, Suite 880,
Little Rock, Arkansas	72201
(Address of Principal Executive Offices)	(Zip Code)

(501) 376-6477
 Registrant’s Telephone Number, Including Area Code:

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
Class – Common Stock, $.001 par value                        Outstanding at November 9, 2010 – 55,481,918 shares

THERMOENERGY CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash	$5,703	$1,109
Accounts receivable, net	543	7
Inventories, net	65	74
Other current assets	172	205
Total Current Assets	6,483	1,395

Property and equipment, net	444	241
Other assets	66	74

Total Assets	$6,993	$1,710

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$626	$812
Short-term borrowings	1,499	—
Convertible debt in default, net	5,333	4,133
Deferred revenue	757	398
Other current liabilities	3,370	3,627
Other accruals	2,962	3,053
Total Current Liabilities	14,547	12,023

Long Term Liabilities:
Deferred compensation retirement plan for officers, net of current portion	192	229
Derivative liability	2,880	2,559
Convertible debt, net	1,214	1,370
Total Long Term Liabilities	4,286	4,158

Total Liabilities	18,833	16,181

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, 20,000,000 shares authorized:
Class A Convertible Preferred Stock, liquidation value of $1.20 per share; designated: 10,000,000 shares; issued and outstanding: 208,334 shares at September 30, 2010 and December 31, 2009	2	2
Class B Convertible Preferred Stock, liquidation preference of $2.40 per share; designated: 6,454,621 shares at September 30, 2010 and 4,371,287 shares at December 31, 2009; issued and outstanding: 5,912,956 shares at September 30, 2010 and 3,037,954 shares at December 31, 2009	59	30
Common Stock, $.001 par value: authorized - 300,000,000 shares; issued: 53,763,270 shares at September 30, 2010 and December 31, 2009; outstanding: 53,679,473 shares at September 30, 2010 and December 31, 2009	54	54
Additional paid-in capital	77,823	66,711
Treasury stock, at cost: 50,000 shares at September 30, 2010	(18)	—
Accumulated deficit	(89,760)	(81,268)

Total Stockholders’ Equity (Deficit)	(11,840)	(14,471)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,993	$1,710

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Contract and grant revenue	$2,054	$2,608	$641	$970
Less: cost of contract and grant revenue	1,912	2,926	608	1,074
Gross profit (loss)	142	(318)	33	(104)

Operating Expenses:
General and administrative	2,531	3,714	916	1,572
Engineering and R&D	418	693	77	222
Sales and marketing	810	354	271	109
Stock option expense	1,562	211	559	30
Warrant expense	—	1,757	—	727
Total operating expenses	5,321	6,729	1,823	2,660

Loss from operations	(5,179)	(7,047)	(1,790)	(2,764)

Other income (expense):
Derivative income (loss)	(321)	—	2,635	—
Loss on extinguishment of debt	(614)	(1,208)	(614)	(1,208)
Interest expense, net	(2,311)	(1,800)	(1,150)	(651)
Equity in losses of joint venture	(67)	—	(3)	—

Net loss	(8,492)	(10,055)	(922)	(4,623)
Deemed dividend on Series B Convertible Preferred Stock	(6,900)	—	(6,900)	—

Net loss attributable to common stockholders	$(15,392)	$(10,055)	$(7,822)	$(4,623)

Loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.19)	$(0.15)	$(0.09)

Shares used in computing loss per share, basic and diluted	53,679,473	52,507,777	53,679,473	53,454,293

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net loss	$(8,492)	$(10,055)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	1,562	211
Warrant expense	—	1,757
Warrants issued for services	—	46
Common stock issued for services	—	188
Loss on extinguishment of debt	614	1,208
Equity in losses of joint venture	67	—
Derivative loss	321	—
Non-cash interest added to debt	490	163
Depreciation	36	48
Provision for inventory reserves	9	—
Amortization of discount on convertible debt	1,444	1,213
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(536)	99
Other current assets	33	128
Accounts payable	(186)	346
Deferred revenue	359	168
All other current liabilities	(42)	1,409
Deferred compensation retirement plan	(37)	(11)

Net cash used in operating activities	(4,358)	(3,082)

Investing Activities:
Investment in joint venture	(59)	(50)
Purchase of property and equipment	(239)	—

Net cash used in investing activities	(298)	(50)

Financing Activities:
Proceeds from short-term borrowings	4,625	—
Proceeds from issuance of Series B Convertible Preferred Stock and warrants, net of issuance costs of $375 in 2010	4,625	—
Proceeds from issuance of Common Stock and warrants	—	500
Proceeds from convertible promissory notes	—	3,260

Net cash provided by financing activities	9,250	3,760

Net change in cash	4,594	628
Cash, beginning of period	1,109	115
Cash, end of period	$5,703	$743

Supplemental schedule of non-cash financing activities:
Conversion of short-term borrowings and accrued interest to Series B Convertible Preferred Stock	$1,900	$—
Debt discount recognized on short-term borrowings	$3,054	$—
Non-cash interest added to debt	$323	$52
Receipt of treasury stock	$18	$—

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.

In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Net loss attributable to common shareholders per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Stock options, warrants, and the dilutive effect of the Company’s convertible debt, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock were not included in the computation of diluted loss per share since the effect would be anti-dilutive.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2009.

Revenue recognition

Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which revisions are determined. Revenue earned from grants are based on allowable costs and labor.

In circumstances when the Company cannot estimate the final outcome of a contract, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value. Receivables related to the Company’s contracts and grants have realization and liquidation periods of less than one year and are therefore classified as current. The allowance for doubtful accounts totaled $109,000 at September 30, 2010 and December 31, 2009. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding.

Inventories

Inventories are stated at the lower of cost of market using the first-in, first-out method and consist primarily of raw materials and supplies.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

We evaluate our inventory for excess quantities and obsolescence periodically. In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether such equipment requires a change in the inventory reserve in order to record the inventory at net realizable value. Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value. Inventory reserves totaled $83,000 and $74,000 at September 30, 2010 and December 31, 2009, respectively.

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

Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to accruals are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of liabilities may be materially different from previous estimates and could require adjustments to the estimated accruals to be recognized in the period such new information becomes known.

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505 and 718. Accordingly, the cost of all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant. Such cost is recognized over the vesting period of the awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards.

Series B Convertible Preferred Stock

The Company has accounted for its Series B Convertible Preferred Stock by allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock. The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate. As the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ equity (deficit) section of the Company's consolidated balance sheet.

Note 2: Management’s consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Company’s wastewater treatment and clean energy technologies and to fund the Company’s liabilities, which as of September 30, 2010 include approximately $1,711,000 of payroll tax liabilities (see Note 10), $5,333,000 of convertible debt securities in default and $2,962,000 of other accruals (see Note 10). In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 10). The financial statements have been prepared assuming the Company will continue as a going concern, which involves realizing assets and liquidating liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. In addition, the Company's former independent registered public accounting firm included in its audit report on the Company’s financial statements as of and for the year ended December 31, 2009 an explanatory paragraph indicating its doubts about the Company's ability to continue as a going concern. Management is considering several alternatives for mitigating these conditions.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Management has determined that obtaining substantial additional funding is essential to its continued existence. The Company and an investor group entered into a Series B Convertible Preferred Stock Financing (the “2009 Financing”) in September 2009 that, if fully funded, would result in cash proceeds to the Company of $6,250,000. This Financing was amended in March 2010 in conjunction with a Bridge Loan Agreement to accelerate the funding of the third and fourth tranches of the 2009 Financing. The Bridge Loan Agreement was amended on June 30, 2010 to provide an additional $2 million of funding to the Company (see Note 4). Through September 30, 2010 the Company has received $3,050,000 from the first and second tranches of the 2009 Financing and $4,625,000 in proceeds from the Bridge Loan Agreement. In July 2010 the third tranche of the 2009 Financing was triggered through the announcement of the Company’s contract with the New York City Department of Environmental Protection (“NYCDEP”), as discussed below. As a result, $1,900,000 of Bridge Notes and accrued interest was exchanged for shares of Series B Convertible Preferred Stock.

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

On August 9, 2010 the Company issued to certain other investors a total of 2,083,334 shares of the Company’s Series B Convertible Preferred Stock at a purchase price of $2.40 per share and warrants to purchase up to 33,333,344 shares of the Company’s Common Stock. The total proceeds to the Company, net of issuance costs, was $4,625,000.

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

TEPS has entered into a license agreement with the Joint Venture and BPD pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), worldwide, fully paid up and royalty-free license to TEPS’s intellectual property related to or necessary to develop and commercialize the ZEBS technology (the “ZEBS License”). In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the ZEBS technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem. (collectively, the “Subsystems”) BPD has entered into a license agreement with the Joint Venture and TEPS pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), worldwide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to develop the Subsystems.

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

The LLC Agreement obligates the Joint Venture and each member to indemnify and hold the other member and its affiliates harmless against damages and losses resulting from such member’s fraud, gross negligence or intentional misconduct with respect to the Joint Venture. The Company and Babcock Power, Inc. have entered into separate agreements to indemnify the Joint Venture, its members and their respective affiliates against damages and losses resulting from fraud, gross negligence or intentional misconduct of the respective subsidiary-members with respect to the Joint Venture.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The LLC Agreement contains other conventional terms, including provisions relating to governance of the entity, allocation of profits and losses, and restrictions on transfer of a member’s interest.

Pursuant to the LLC Agreement, TEPS and BPD each own a 50% membership interest in the Joint Venture. The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations. The Company made its initial capital contribution of $50,000 in the third quarter of 2009, made an additional capital contribution of $50,000 in the first quarter of 2010. The Company also paid $9,000 of expenses on behalf of the Joint Venture in the third quarter of 2010. The Company accounts for the Joint Venture using the equity method of accounting. Accordingly, the Company reduced the value of its investment in the Joint Venture by $64,000 in the second quarter of 2010 and by $3,000 in the third quarter of 2010 to account for its share of the net loss in the Joint Venture. The value of the Company’s investment in the Joint Venture is $42,000 as of September 30, 2010 and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

Note 4: Short-term borrowings

Short-term borrowings consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009

3% Bridge Loan dated March 1, 2010, due February 28, 2011, net of discount of $1,243 at September 30, 2010	$1,499	$—

	$1,499	$—

On March 10, 2010, the Company entered into a Bridge Loan Agreement, effective March 1, 2010, with six of its principal investors (“the Investors”) pursuant to which the Investors agreed to make bridge loans to the Company of up to $2.7 million in exchange for 3% Secured Convertible Promissory Notes (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 3% per year and are due and payable on February 28, 2011. The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder, into shares of Common Stock at a conversion price of $0.24 per share.

The Bridge Notes contain other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default. The Bridge Notes are secured by all of the Company’s assets except for the shares of the Company’s subsidiary, CASTion Corporation (in which no security interest has been granted).

On June 30, 2010, the parties amended the Bridge Loan Agreement pursuant to which certain of the Company’s investors agreed to increase by $2 million the amount of the bridge loans as provided under the Bridge Loan Agreement. The new loans made under the amended Bridge Loan Agreement have been made on terms identical to the original loans under the Bridge Loan Agreement. The Company has received proceeds totaling $4,625,000 under the Bridge Loan Agreement through September 30, 2010.

The Company calculated the difference between the effective conversion price of the Bridge Note and the fair value of the Company’s common stock as of each date of issuance, resulting in a total beneficial conversion feature of $3,054,000, representing the intrinsic value of the conversion feature on the respective issuance dates. The value of the beneficial conversion feature is recorded as a discount on the Bridge Notes and is amortized to interest expense over the stated term of the Bridge Notes.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Pursuant to the terms of the 2009 Financing, as discussed in Note 2, the Third Tranche of the 2009 Financing became effective on July 8, 2010. In the Third Tranche, $1.9 million of bridge loans and accrued interest was converted into 791,668 shares of Series B Convertible Preferred Stock and the Company issued warrants to purchase 8.3 million shares of stock at $0.24 per share. As part of this conversion, the Company recorded a loss on extinguishment of debt attributable to the unamortized debt discount on the converted bridge loans in the amount of $614,000 in the third quarter of 2010.

Note 5: Convertible debt in default

Convertible debt in default consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009

18% Convertible Promissory Notes dated July 2, 2007, due May 31, 2010, net of discount of $0 at September 30, 2010 and $104 at December 31, 2009	$4,929	$4,133
18% Convertible Promissory Notes dated January 5, 2009, due May 31, 2010	404	—

	$5,333	$4,133

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

Interest on the Convertible Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. Deferred accrued interest amounts added to the principal balances of the Convertible Notes totaled $1,576,000 at September 30, 2010 and $884,000 at December 31, 2009.

The Convertible Notes are in default as disclosed in the table above, as the Company has not repaid amounts due to the Noteholders upon maturity, and the Company did not make required prepayments as detailed in the Convertible Promissory Note agreements. Because the Convertible Notes are in default, the Company accrues interest at the default interest rate of 18%.

On October 20, 2010, in conjunction with the settlement reached between former minority shareholders of CASTion Corporation (“CASTion”) and former majority shareholders of CASTion as discussed in Note 10, the Company entered into a settlement agreement with the former minority shareholders pursuant to which the former minority shareholders converted notes plus accrued interest totaling $433,000 into 1,802,445 shares of the Company’s Common Stock at a price of $0.24 per share.

The Company is presently in negotiations related to the Notes held by the former majority shareholders of CASTion.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 6: Convertible debt

Convertible debt consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

5% Convertible Promissory Note, dated March 21, 2007, due March 21, 2013, less discounts of $145 at September 30, 2010 and $180 at December 31, 2009	$749	$671
5% Convertible Promissory Note dated March 7, 2008, due March 7, 2013, less discount of $384 at September 30, 2010 and $494 at December 31, 2009	465	315
10% Convertible Promissory Notes dated January 5, 2009, due May 31, 2010	—	384
	$1,214	$1,370

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. Deferred accrued interest amounts added to the principal balances of the Note totaled $144,000 at September 30, 2010 and $101,000 at December 31, 2009.

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of a Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007. The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. Deferred accrued interest amounts added to the principal balances of the Note totaled $99,000 at September 30, 2010 and $59,000 at December 31, 2009.

Note 7: Equity

Pursuant to the terms of the 2009 Financing, as discussed in Note 2 the Third Tranche became effective on July 8, 2010. In the Third Tranche, bridge loans and accrued interest totaling $1.9 million were converted into 791,668 shares of Series B Convertible Preferred Stock and the Company issued warrants to purchase 8.3 million shares of stock at $0.24 per share.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated all of the proceeds received to the warrants on a relative fair value basis. Because the Series B Convertible Preferred Stock is convertible at any time at the investor’s option, the total discount of $1.9 million is considered a “deemed dividend” to the investors of the Preferred Stock as of the date of issuance and increases the net loss attributable to common shareholders on the Company’s consolidated statement of operations.

On August 9, 2010 the Company issued to certain investors a total of 2,083,334 shares of the Company’s Series B Convertible Preferred Stock at a purchase price of $2.40 per share and warrants to purchase up to 33,333,344 shares of the Company’s Common Stock. The total proceeds to the Company, net of issuance costs, was $4,625,000. Each share of Series B Convertible Preferred Stock is convertible into ten shares of the Company’s Common Stock at any time at the option of the investor.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The Warrants entitle the holders to purchase, at a price of $0.30 per share (subject to adjustment for certain extraordinary corporate events as set forth in the Warrant Agreements, the “Exercise Price”) that number of shares of the Company’s Common Stock determined in each case by dividing (i) 200% of the aggregate cash consideration paid by the holder for the shares of the Company’s Series B Convertible Preferred Stock by (ii) the Exercise Price. The Warrants may be exercised at any time on or before August 10, 2015, subject to the Company’s right to accelerate the expiration date in the event the closing price for the Company’s Common Stock exceeds 200% of the closing price on August 9, 2010 for a period of 30 consecutive trading days. The Warrants contains other conventional terms, including provisions for cashless exercise and for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated all of the proceeds received to the warrant on a relative fair value basis. Because the Series B Convertible Preferred Stock is convertible at any time at the investor’s option, the total discount of $5 million is considered a “deemed dividend” to the investors of the Preferred Stock as of the date of issuance and increases the net loss attributable to common shareholders on the Company’s consolidated statement of operations.

As part of the Securities Purchase Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission a registration statement to register the shares of its Common Stock issuable upon conversion of the Preferred Shares and exercise of the Warrants for resale by the investors. The registration rights provisions of the Securities Purchase Agreement contain conventional terms including indemnification and contribution undertakings.

At September 30, 2010, approximately 208 million shares of the Company’s Common Stock were reserved for future issuance under preferred stock agreements, convertible debt and warrant agreements, stock option arrangements and other commitments.

Stock Options

During 2010, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 13,239,102 stock options under the Company’s 2008 Incentive Stock Plan. The options are exercisable at a range of $0.30 to $0.34 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the quarter.

The fair value of options granted during 2010 and 2009 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009

Risk-free interest rate	2.6% - 3.8%	3.0% - 3.7%
Expected option life (years)	10.0	10.0
Expected volatility	80% - 97%	77% - 80%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the nine-month periods ended September 30, 2010 and 2009 follows:
	2010		2009
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	11,203,800	$1.18	8,213,800	$1.23
Granted	13,239,102	$0.30	1,070,000	$1.48
Canceled and expired	(2,791,250)	$1.67	(700,000)	$0.85
Outstanding, end of period	21,651,652	$0.58	8,583,800	$1.29
Exercisable, end of period	7,217,479	$1.13	8,583,800	$1.29

The weighted average fair value of options granted was approximately $0.23 per share and $0.30 per share for the nine-month periods ended September 30, 2010 and 2009, respectively. The weighted average fair value of options vested was approximately $325,000 and $326,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Exercise prices for options outstanding as of September 30, 2010 ranged from $0.30 to $1.75. The weighted average remaining contractual life of those options was approximately 8.2 years at September 30, 2010. The weighted average remaining contractual life of options vested and exercisable was approximately 6.0 years at September 30, 2010.

As of September 30, 2010, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The Company recognizes stock-based compensation on the straight-line method.

Warrants

At September 30, 2010, there were outstanding warrants for the purchase of 88,853,054 shares of the Company’s Common Stock at prices ranging from $0.24 per share to $1.82 per share (weighted average exercise price was $0.41 per share). The expiration date of these warrants are as follows:
Year	Number of Warrants
2010	1,000,000
2011	800,000
2012	13,833,333
2013	8,479,884
2014	19,715,389
After 2014	45,024,448
88,853,054

Note 8: Fair Value Measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable, short-term notes payable and other current liabilities in the consolidated financial statements approximate their fair value because of the short-term nature of the instruments. The carrying amount of the Company’s convertible debt in default and long-term convertible debt was $6,547,000 and $5,503,000 at September 30, 2010 and December 31, 2009, respectively, and approximates the respective fair value of these instruments. The derivative liability for certain of the Company’s warrants are recorded at fair value.

The Company's assets and liabilities are measured using inputs from the three levels of a fair value hierarchy, as follows:
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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Liabilities measured at fair value on a recurring basis as of September 30, 2010 are as follows: (in thousands)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability	$-	$-	$2,880

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The following table sets forth a reconciliation of changes in the fair value of the derivative liability classified as Level 3 (in thousands):
Long-Term Derivative Liability
Balance at December 31, 2009	$2,559
Change in fair value	321
Balance at September 30, 2010	$2,880

Note 9: Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies. The Company currently generates almost all of its revenues from the sale and application of its water treatment technologies. Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development. In 2009, the Company established Babcock-Thermo Carbon Capture, LLC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology. As revenues and costs related to the Company’s clean energy technologies are immaterial to the entire Company taken as a whole, the financial information presented in these financial statements relates to the Company’s water treatment technologies.

The Company’s operations are currently conducted solely in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 10: Commitments and contingencies

The Company’s other accruals total $2,962,000 and $3,053,000 at September 30, 2010 and December 31, 2009, respectively, and consist of the following: (in thousands)

	September 30, 2010	December 31, 2009

Estimated penalties and interest – payroll tax liabilities	$2,332	$2,351
Other, including unasserted claims	630	702
	$2,962	$3,053

As of September 30, 2010 the Company has accruals of $1,711,000 for payroll taxes and $2,351,000 of estimated interest and penalties related to the non-payment of payroll taxes from 2005 through the third quarter of 2009. The Company is negotiating with the applicable state and federal taxing authorities to schedule payment of these outstanding taxes. The Company may become subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities. Furthermore, due to the actions of the former CFO, the Company may also face criminal and/or civil action with respect to the impact of the payroll tax matters. The Company cannot predict what, if any, actions may be taken by the respective tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on the Company’s results of operations, financial condition or cash flows.

At September 30, 2010, the Company had cash in financial institutions that exceeded the amount insured by the Federal Deposit Insurance Corporation.

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer, filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement. The litigation is currently in the discovery phase, and we are currently unable to estimate any loss or range of loss. The Company is vigorously defending this litigation.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

In April 2010, a group representing former minority shareholders of CASTion Corporation (“CASTion”) (“the Plaintiffs”) filed a Complaint in the Suffolk County, Massachusetts Superior Court against CASTion’s former majority shareholders (the “Defendants”) alleging claims arising out of the Defendants’ sale to the Company of their shares of capital stock and other securities of CASTion. The Defendants threatened to file a third party complaint against the Company (and others) alleging, among other things, that the Company breached an obligation to the Defendants in not extending to the Plaintiffs an offer to purchase the CASTion securities held by them in a timely manner. On October 20, 2010 the Company, the Plaintiffs and the Defendants entered into a settlement agreement resolving all matters related to the Complaint.

Note 11: Subsequent Event

On October 20, 2010, in conjunction with the settlement reached between former minority shareholders of CASTion Corporation (“CASTion”) and former majority shareholders of CASTion as discussed in Note 10, the former minority shareholders converted convertible notes plus accrued interest totaling $433,000 into 1,802,445 shares of the Company’s Common Stock at a price of $0.24 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a clean technologies company engaged in the worldwide development of advanced municipal and industrial wastewater treatment systems and carbon reducing clean energy technologies (the “Technologies”).

We develop and manufacture innovative wastewater treatment and recovery systems for industrial and municipal clients. Our process systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our patented Ammonia Recovery Process (“ARP”) is an environmentally effective, low-cost method of treating wastewater discharge streams containing nitrogen in the form of ammonia. It has been identified as a key technological and competitive advantage in the industrial and municipal wastewater treatment markets. Our patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. Our wastewater treatment systems have applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

We are also the majority owner of a patented clean energy technology known as the Zero Emissions Boiler System (“ZEBS”), formerly known as ThermoEnergy Integrated Power System (“TIPS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse. Through our majority-owned subsidiary, ThermoEnergy Power Systems, LLC, we entered into a joint venture with Babcock Power, Inc. called Babcock-Thermo Carbon Capture, LLC ("BTCC") to obtain the resources necessary to facilitate the development and commercialization of this technology. In conjunction with our joint venture partner, Babcock Power, Inc., we have changed the name of our carbon reducing energy technology from TIPS to ZEBS. As our joint venture continues to develop this technology for commercialization, we believe that the name change better reflects the broad application of this radical new technology to build new or retrofit old fossil fuel power plants globally with no emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology.

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

There are many federal, state and local statutes and regulations enacted to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills, the Ocean Dumping Ban Act, and the Clean Water and Watershed Restoration Initiative. The regulations established under these plans and others are intended to improve existing water quality programs. In order to comply with these regulations, municipal and industrial wastewater treatment facilities are seeking more cost-effective methods of wastewater treatment. We believe that the legislative environment will create additional opportunities to market our Technologies.

We own or license all of the technologies that we use in our business.

Results of Operations

Comparison of Quarters Ended September 30, 2010 and 2009

Contract and grant revenues totaled $641,000 for the quarter ended September 30, 2010 compared to revenues of $970,000 for the quarter ended September 30, 2009. We started engineering and design work on our contract with the New York City Department of Environmental Protection (“NYCDEP”) in the third quarter of 2010; revenues in the third quarter of 2010 are largely from this work. Revenues in the third quarter of 2009 were primarily from production work on two large industrial contracts. As a result of this more profitable activity, cost of revenues decreased by $466,000 or 43% in the third quarter ended September 30, 2010 compared to the third quarter of 2009.

General and administrative expenses decreased by $656,000 or 42% in the quarter ended September 30, 2010 compared to 2009 due to reduced use of legal and other professional services in 2010. Engineering and R&D expenses decreased by $145,000 or 65% in the quarter ended September 30, 2010 compared to 2009, mainly due to reduced headcount and application of engineering resources for the NYCDEP contract in 2010. Sales and marketing expenses increased by $162,000 or 149% in the quarter ended September 30, 2010 compared to 2009 due to increased pre-sales activity and efforts made to increase our sales infrastructure. Non-cash stock option expense totaled $559,000 in the third quarter of 2010 compared to $30,000 in the third quarter of 2009, an increase of $529,000. Non-cash stock option expense in the third quarter of 2010 relates to the issuance of stock options to our new Chief Executive Officer, Chief Financial Officer and certain key employees in 2010. Warrant expense for the quarter ended September 30, 2009 is the result of issuing warrants in conjunction with the issuance of convertible notes in the third quarter of 2009, which resulted in the recording of an expense of $727,000. We did not have any warrant activity for the quarter ended September 30, 2010.

In the third quarter of 2010, certain investors exchanged 3% Bridge Notes for Series B Convertible Preferred Stock as part of the third tranche of our Series B Convertible Preferred Stock financing (the “2009 Financing”). This resulted in a loss on extinguishment of debt of $614,000 in the third quarter of 2010. In the third quarter of 2009, as part of the first tranche of the 2009 Financing, we modified the terms on $3.4 million of Convertible Notes with certain investors. This resulted in a loss on extinguishment of debt of $1,208,000 in the third quarter of 2009. Changes in the fair value of our derivative liability resulted in the recognition of derivative income of $2,635,000 in the quarter ended September 30, 2010. The income primarily relates to the decrease in our stock price at September 30, 2010 compared to June 30, 2010. We did not recognize any such income in the third quarter of 2009. Interest expense increased by $499,000 in the third quarter of 2010 compared to 2009, mainly due to amortization of discounts on our Bridge Notes in 2010, partially offset by lower overall debt levels resulting from the conversion of debt into Series B Convertible Preferred Stock in the fourth quarter of 2009 and third quarter of 2010.

Comparison of Nine-month Periods Ended September 30, 2010 and 2009

Contract and grant revenues totaled $2,054,000 for the nine-month period ended September 30, 2010 compared to revenues of $2,608,000 for the nine-month period ended September 30, 2009. In 2009, we were in the middle stages of production on two large industrial contracts which comprised most of our revenues in 2009. One of these contracts was substantially completed in the first quarter of 2010 while the other was substantially completed in the second quarter of 2010. We started engineering and design work on our contract with NYCDEP in the third quarter of 2010. As a result of this activity, cost of contract revenues for the nine-month period ended September 30, 2010 decreased by $1,014,000 or 35% compared to the nine-month period ended September 30, 2009.

General and administrative expenses decreased by $1,183,000 or 32% in the nine-month period ended September 30, 2010 compared to 2009 due to reduced use of legal and other professional services in 2010. Engineering and R&D expenses decreased by $275,000 or 40% in the nine-month period ended September 30, 2010 compared to 2009, mainly due to reduced headcount, application of engineering resources to the NYCDEP contract and efforts diverted toward sales activity in 2010. Sales and marketing expenses increased by $456,000 or 129% in the nine-month period ended September 30, 2010 compared to 2009 due to increased sales activity and efforts made to increase our pipeline. Non-cash stock option expense totaled $1,562,000 in the nine-month period ended September 30, 2010 compared to $211,000 in 2009, an increase of $1,351,000. Non-cash stock option expense in 2010 relates primarily to the issuance of stock options to our new Chief Executive Officer, Chief Financial Officer and certain key employees in the first quarter of 2010. Warrant expense for the nine months ended September 30, 2009 is the result of modifying certain warrants held by an investor in the first quarter of 2009 and the issuance of warrants in conjunction with the issuance of convertible notes in the third quarter of 2009, which resulted in the recording of an expense of $1,757,000. We did not have any charges related to warrant activity for the nine-month period ended September 30, 2010.

Changes in the fair value of our derivative liabilities resulted in the recognition of a non-cash derivative loss of $321,000 in the nine-month period ended September 30, 2010. We did not recognize any such expense in 2009.

Liquidity and Capital Resources

Cash used in operations amounted to $4.4 million and $3.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The increase in cash used in operations is primarily due to deferring payments on operating expenses from 2009 into 2010. This increased our liabilities in 2009 as we sought additional funding from our investors. Cash used by investing activities included an investment in our joint venture with Babcock Power and purchases of property and equipment primarily related to new product investments during 2010.

At September 30, 2010, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of September 30, 2010, we have a cash balance of approximately $5.7 million and current liabilities of approximately $14.5 million, which consisted primarily of accounts payable of $626,000, short-term borrowings of $2.7 million (exclusive of discounts of $1.2 million), convertible debt in default of $5.3 million, other accruals of $3.0 million and unpaid payroll taxes of $1.7 million. We are presently in negotiations with our creditors to extend, settle or convert certain of our obligations to equity.

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

In September 2009, we and an investor group engaged in a Series B Convertible Preferred Stock Financing (the “2009 Financing”) that, if fully funded, will result in cash proceeds of $6.25 million in four tranches. We effected the first and second tranches of the 2009 Financing in the second half of 2009.

On March 10, 2010, we entered into a Bridge Loan Agreement, effective March 1, 2010, with six investors who are parties to the 2009 Financing pursuant to which the investors agreed to make bridge loans to us up to $2.7 million. We issued 3% Secured Convertible Promissory Notes in the principal amount of each investor’s funding commitment (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 3% per annum and are due and payable on February 28, 2011. The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder thereof, into shares of Common Stock at a conversion price of $0.24 per share. We amended the Bridge Loan Agreement in June 2010 to increase the amount of bridge loans by $2 million. The new loans made under the amended Bridge Loan Agreement have been made on terms identical to the original loans under the Bridge Loan Agreement. We have received $4,625,000 in proceeds under the Bridge Loan Agreement.

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

On June 24, 2010 we received from the NYCDEP an Order to Commence under the Contract between us and the NYCDEP dated May 11, 2010 related to our Ammonia Removal Process System at the 26th Ward wastewater pollution control plant. Total billings under this contract are estimated to be $27.1 million. Under the Contract, we have been engaged by the NYCDEP to provide engineering and design services for the rehabilitation of the Cake Storage Building, process equipment and other systems at the 26th Ward wastewater pollution plant; supply and install our proprietary ARP equipment and operate and maintain the system at the plant for twelve months. We have started engineering and design work relative to this Contract in the third quarter of 2010.

Per the terms of the 2009 Financing, the Third Tranche became effective five business days after the filing of our Current Report on Form 8-K announcing the commencement of the Contract. The Current Report on Form 8-K was filed on June 30, 2010, and the Third Tranche of the 2009 Financing became effective in July 8, 2010. We converted $1.9 million from the Bridge Loan and accrued interest into shares of Series B Convertible Preferred Stock and issued warrants to purchase 8.3 million shares of stock at $0.24 per share.

Through September 30, 2010 we have received proceeds totaling $7.7 million from the 2009 Financing and the Bridge Loan Agreement, as amended. Of this amount, we received $3.0 million in 2009 and $4.7 million in 2010.

On August 9, 2010 we issued to certain investors a total of 2,083,334 shares of our Series B Convertible Preferred Stock at a purchase price of $2.40 per share and warrants to purchase up to 33,333,344 shares of our Common Stock. The total proceeds to us was $5 million before expenses. Each share of Series B Convertible Preferred Stock is convertible into ten shares of our Common Stock at any time at the option of the investor. The Warrants entitle the holders to purchase shares of our Common Stock at a price of $0.30 per share (subject to adjustment for certain extraordinary corporate events as set forth in the Warrant Agreements). The Warrants may be exercised at any time on or before August 10, 2015, subject to certain acceleration rights, and contain other conventional terms, including provisions for cashless exercise and for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends. As part of the Securities Purchase Agreement, we agreed to prepare and file with the Securities and Exchange Commission a registration statement to register the shares of our Common Stock issuable upon conversion of the Preferred Shares and exercise of the Warrants for resale by the investors. The registration rights provisions of the Securities Purchase Agreement contain conventional terms including indemnification and contribution undertakings.

On October 20, 2010, in conjunction with the settlement reached between former minority shareholders of CASTion Corporation (“CASTion”) and former majority shareholders of CASTion, the former minority shareholders converted the balance of convertible notes held by them, plus accrued interest, into shares of our Common Stock at a price of $0.24 per share. As a result, notes and interest totaling $433,000 were converted into 1,802,445 shares of our Common Stock.

As of September 30, 2010 we have accruals of $1,711,000 for payroll taxes and $2,351,000 of estimated interest and penalties related to the non-payment of payroll taxes from 2005 through the third quarter of 2009. We are negotiating with the applicable state and federal taxing authorities to schedule payment of these outstanding taxes. We may become subject to tax liens if we cannot satisfactorily settle the outstanding payroll tax liabilities. Furthermore, due to the actions of the former CFO, we may also face criminal and/or civil action with respect to the impact of the payroll tax matters. We cannot predict what, if any, actions may be taken by the respective tax authorities, the Securities and Exchange Commission or other parties or the effect the actions may have on our results of operations, financial condition or cash flows.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective as of September 30, 2010.

Beginning in the first quarter of 2010, the Company has contracted with finance personnel with sufficient expertise and knowledge of accounting and financial reporting. This has resulted in improvements in the preparation of timely and accurate financial statements and disclosures as detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. Beginning in the third quarter of 2010, the Company has developed and implemented processes and procedures related to the proper accounting for its projects and related contract administration. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The processes and procedures put in place to remediate previously disclosed material weaknesses in our internal control over contract administration and accounting procedures have not been implemented to a degree that management could, in its judgment, declare that such processes and procedures are effective as of September 30, 2010.

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

In April 2010, a group representing former minority shareholders of CASTion Corporation (“CASTion”) (“the Plaintiffs”) filed a Complaint in the Suffolk County, Massachusetts Superior Court against CASTion’s former majority shareholders (the “Defendants”) alleging claims arising out of the Defendants’ sale to the Company of their shares of capital stock and other securities of CASTion. The Defendants threatened to file a third party complaint against the Company (and others) alleging, among other things, that the Company breached an obligation to the Defendants in not extending to the Plaintiffs an offer to purchase the CASTion securities held by them in a timely manner. On October 20, 2010 the Company, the Plaintiffs and the Defendants entered into a settlement agreement resolving all matters related to the Complaint.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 (the “Notes”) as part of the consideration for the acquisition of a majority interest in CASTion. The Company then issued additional Convertible Promissory Notes in the aggregate principal amount of $351,614 as part of the consideration for the acquisition of certain minority shareholders’ interest in CASTion in January 2009. The balance of these Notes is in default and is shown in current liabilities as of September 30, 2010, as the Company did not make required prepayments as detailed in the Convertible Promissory Notes and the Company has not repaid amounts due to the Noteholders upon maturity of the Notes on May 31, 2010. Because the Notes are in default, the Company accrues interest at the default interest rate of 18%.

On October 20, 2010, in conjunction with the settlement reached between former minority shareholders of CASTion Corporation (“CASTion”) and former majority shareholders of CASTion as discussed in Item 1, above, the former minority shareholders converted convertible notes plus accrued interest totaling $433,000 into shares 1,802,445  of our Common Stock at a price of $0.24 per share.

The Company is presently in negotiations related to the Notes held by the former majority shareholders of CASTion.

ITEM 4. Other Information

None.

ITEM 5. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation of ThermoEnergy Corporation, as amended through August 4, 2010 - Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 9, 2010
10.1
Securities Purchase Agreement dated as of August 9, 2010 by and among Security Equity Fund, Mid Cap Value Fund; SBL Fund, Series V (Mid Cap Value); Security Equity Fund, Mid Cap Value Institutional Fund; SBL Fund, Series Q (Small Cap Value); and Security Equity Fund, Small Cap Value Fund and ThermoEnergy Corporation - Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2010

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

Date: November 15, 2010	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock, President and
Chief Executive Officer

Date: November 15, 2010	/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr. CPA, Executive
Vice President and Chief Financial
Officer