Form 10-K
period 2010-12-31
THERMOENERGY CORP
filed 2011-03-31
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(501) 376−6477
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value per share	OTC Bulletin Board

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter, was $11,345,381.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $.001 par value Outstanding at March 28, 2011 – 56,681,918 shares

DOCUMENTS INCORPORATED BY REFERENCE
Sections of ThermoEnergy Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

CAUTIONARY STATEMENT REGARDING
FORWARD–LOOKING INFORMATION

This Annual Report on Form 10-K contains statements that are considered forward-looking statements.  Forward-looking statements give the current expectations of forecasts of future events of ThermoEnergy Corporation (the “Company”).  All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable or otherwise to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined in Item 1, below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

The Company’s filings with the Securities and Exchange Commission (the “Commission”), including its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), can be found through the Company’s website at http://ir.stockpr.com/thermoenergy/sec-filings.  The information contained in the websites of the Company and its subsidiaries is not deemed to be a part of this filing, and the Company disclaims any incorporation by reference of such information herein.

PART I

ITEM 1.  Business

We are a diversified technologies company engaged in the worldwide commercialization of advanced municipal and industrial wastewater treatment systems and carbon reducing power generation technologies.

Our wastewater treatment systems are based on our proprietary Controlled Atmosphere Separation Technology (“CAST”) platform.  Our CAST systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations.  Our patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable.  Our wastewater treatment systems have applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.  The CAST platform technology is owned by our subsidiary, CASTion Corporation (“CASTion”).

We are also the owner of a patented pressurized oxycombustion technology known as the Zero Emission Boiler System (“ZEBS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions while removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse.  This technology can be used to build new or to retrofit old fossil fuel power plants globally with no emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology.  The ZEBS technology is consolidated in our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”).  We own 85% of TEPS; Alexander Fassbender, a former officer, owns 7.5% of TEPS; and the remaining 7.5% is owned by an unrelated third party.  On February 23, 2009, TEPS established a joint venture with Babcock Power, Inc. called Babcock-Thermo Carbon Capture, LLC ("BTCC") to commercialize the ZEBS process.  TEPS granted BTCC an exclusive worldwide license to commercialize the ZEBS technology.

ZEBS and the water technologies are collectively referred to as the “Technologies.”  The economic and environmental matrix of our technologies represents a significant advancement in these key infrastructure industries.  Additional information can be found on our website at www.thermoenergy.com.

We were founded in 1988, are incorporated under the laws of the State of Delaware, and have been a public company since 1992.  Our Common Stock is traded on the OTC Bulletin Board under the stock symbol TMEN.OB.

Corporate Mission

Our mission is to become a significant force within the global municipal and industrial wastewater and power generation industries.

Water Technologies

Our management team has focused the Company on our proprietary CAST and R-CAST technologies (described below) in our intellectual property portfolio pertaining to wastewater.  The Company’s wastewater technologies offer industrial, agricultural and municipal clients superior economic and process advantages over conventional wastewater treatment methods.  The Company’s water technologies include the following:

CASTion’s CAST, R-CAST and Proprietary Water Technologies

Our proprietary Controlled Atmosphere Separation Technology (“CAST” and “R-CAST”) systems can be utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated plant-wide recovery solution.  The CAST wastewater and chemistry recovery system reduces and/or eliminates costly disposal of hazardous waste or process effluent.  When used in a Zero-Liquid-Discharge (“ZLD”) application, we can recover nearly 90% of a customer’s valuable chemical resources or wastewater for immediate disposal, reuse or recycling at our customer’s facility.  CAST concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim.  CASTion’s water technologies fall into three major categories:
•	Compliance Systems – designed to meet strict local and federal regulatory mandates;
•	Primary Recovery Systems – designed to treat the majority of an operation’s wastewater for reuse and concentrate the contaminants; and

•	Final Recovery Systems – designed to treat the remaining concentrate contaminants for disposal or additional processing to achieve zero liquid discharge.

Systems integration is key to the success of any treatment or recovery project.  Because of this, we provide significant value as a turnkey solution provider, thereby ensuring these “state-of-the-art” technologies operate effectively.

ARP

Our patented Ammonia Recovery Process (“ARP”) captures ammonia from dilute waste streams and converts it into ammonium sulfate, a commercial grade fertilizer, which can be utilized in agricultural markets worldwide.  The ARP technology has been proven in more than 150 pilot tests.

ARP is a physical/chemical process, comprised of various patented and/or proprietary components, designed to remove and recover ammonia from aqueous waste streams.  In large-scale field demonstration as well as laboratory tests, ARP has been proven to be a reliable, low-cost, environmentally effective method of treating wastewater discharge streams containing nitrogen in the form of ammonia.  The ARP separates ammonia out of wastewater discharge streams from municipal, industrial and agricultural waste via RCAST and converts it into standard, commercial-grade, ammonium sulfate fertilizer.  We are targeting one such ammonia stream called "centrate"; a liquid product resulting from centrifuging anaerobically digested sewage, sludge or animal waste.  Ammonia concentrations found in centrate ranges from approximately 300 to 3,000 parts per million.  Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered.  In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

Once the anaerobically digested sludge is dewatered, the organically bound nitrogen stays with the sludge solids while virtually all of the aqueous ammonia stays with the water portion or centrate.  This centrate is typically recycled to the front of the wastewater treatment plant.  ARP treats the centrate as a relatively concentrated ammonia stream and returns a very low ammonia stream to the plant that is well below regulatory requirements.  This reduction in the nitrogen load on the plant can increase the overall plant through-put by up to 30%.  The removed and concentrated ammonia can thereafter be converted into ammonium sulfate, a commercial-grade fertilizer.  The primary markets for ARP are municipal and industrial wastewater treatment and the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities.

 On May 11, 2010 we signed a contract with the New York City Department of Environmental Protection (“NYCDEP”) relating to the ThermoEnergy Ammonia Removal Process System at the 26th Ward waste water pollution control plant (the “Contract”).  The value of the Contract is estimated to be $27.1 million.

Under the Contract, we have been engaged by NYCDEP to (a) provide engineering and design services with respect to the rehabilitation of the Cake Storage Building, process equipment, and miscellaneous systems at the 26th Ward wastewater pollution control plant, (b) supply and install our proprietary ARP equipment (the “System”) at the 26th Ward wastewater pollution control plant, and (c) operate and maintain the System at the 26th Ward wastewater pollution control plant for a period of twelve months.  We are presently obligated to complete our services under the Contract on or before December 24, 2013; however, the completion date is subject to change.

The first phase of the Contract is for engineering and design services related to the rehabilitation of the Cake Storage Building and miscellaneous systems.  We will be paid $5.8 million for this phase of the Contract, payable in installments upon achieving certain milestones.  The second phase of the Contract is for the supply and installation of the System.  We will be paid $13.4 million for this phase of the Contract, payable in installments relating to the progress of the project.  The last phase is for operation and maintenance of the System.  We will be paid $2.3 million for this phase of the Contract, payable in twelve equal monthly installments.  In addition, we will be reimbursed, on a monthly basis, for our costs related to chemicals and reagents used in the System and the handling, storage and transportation of byproducts of the System (including internal costs and overhead), estimated to be $5.6 million.

As of this filing, we have met all 60% design milestones and some 90% design milestones as defined in the first phase of the Contract.  We expect to substantially complete the first phase of the Contract by the end of the second quarter of 2011 and begin the second phase of the Contract at that time.  We believe that, based upon the terms of the ARP contract, we will be able to meet the operational requirements of the Contract.  If the 26th Ward facility meets certain predetermined process and economic efficiencies, we intend to pursue additional contracts with New York City with respect to other facilities that need to meet the terms of a Consent Decree entered against the city in 2002 pursuant to which the city is required to develop a plan to upgrade the plants to meet specific ammonia discharge limits set forth in the Consent Decree.

Thousands of tons of nitrogen, in the form of ammonia, are being discharged into local waterways every day by wastewater treatment plants throughout the United States and around the world.  Many states, as well as the federal government, have begun to regulate the amount of ammonia discharged to protect the environment.  While ammonia, in small amounts, is present in many industrial and household products, it is harmful to human health and extremely toxic to aquatic life in large doses.  The presence of ammonia in waterways and aquifers creates conditions resulting in the creation of “Dead Zones”; areas within a body of water where fish and shellfish cannot live.  Currently, there are over 140 Dead Zones throughout the world, including some of the nation’s leading bodies of water such as the Chesapeake Bay, Long Island Sound, Puget Sound, Gulf of Mexico and Narragansett Bay, among others.

We recently developed a new, high-efficiency process for recovering nutrients from wastewater called Thermo ARP™.  Thermo ARP™ is specifically designed for use with industrial, agricultural and municipal anaerobic digesters where the wastewater stream requires a simpler treatment strategy.  Based on our proprietary CAST technology platform, Thermo ARP™ uniquely combines heat and flash vacuum distillation to deliver the lowest cost per pound of nitrogen removed when compared with any digestate treatment technology on the market today.  For industrial, agricultural and municipal high rate anaerobic digesters, Thermo ARP™ has a treatment cost per pound of nitrogen removed that is materially less than that of the most efficient competing technologies.  Both ARP and Thermo ARP™ have the economic and environmental advantage of recovering nitrogen as a fertilizer.  Users of this technology can generate revenue from the sale of fertilizer and combine that revenue with nutrient credits now offered in several states to reduce the cost of operating the system and can accelerate payback on the equipment investment.

Other water technologies in our portfolio include:

ThermoFuel

The ThermoFuel Process ("TFP") is a renewable energy process that converts digested or waste-activated sewage sludge (biosolids) into a high-energy fuel that can be converted into electricity for use on-site (or exported to the local power grid) or sold as a low-cost feedstock to third party industrial clients.  TFP provides a cost-effective solution for biosolids disposal for municipal wastewater treatment.  TFP integrates advanced primary sludge digestion with hydrothermal treatment of waste-activated sludge to expand the capacity of existing municipal wastewater facilities.  TFP is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage tanks, ponds or lagoons, as is common practice for municipal wastewater facilities.  EQ Class A biosolids denote the least health risk of human exposure as defined in the 40 CFR Part 503 Risk Assessment study of the United States Environmental Protection Agency. (“EPA”)  Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids.  These biosolids do not meet required pathogen and vector attraction reduction requirements and, as such, pose a potential health risk in the event of direct human contact.  The high energy and low moisture content of TFP fuel make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns and similar applications.  The U.S. Patent & Trademark Office issued a patent for the Sewage Treatment System process on March 17, 2005.  TFP is covered in the same license as Enhanced Biogas.

TFP can be utilized as a stand-alone system or combined with our ARP or Enhanced Biogas Production technologies (described below) to provide a comprehensive and cost-effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids; a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted on-site to energy via a gasification plant or boiler.  ThermoFuel allows wastewater treatment plant operators to control the incoming waste stream entirely on-site, with only clean water and saleable commodities leaving the plant.  The primary target markets for ThermoFuel are municipal and industrial wastewater treatment facilities.

Enhanced Biogas Production

Our Enhanced Biogas Production process is a cost-effective method of processing and treating animal waste from concentrated animal farming that improves the efficiency of aerobic or anaerobic digesters in conventional wastewater treatment plants.  Our process retrofits existing wastewater treatment plants to recover excess ammonia from the digesters, making the plant run more efficiently.  Through this process, waste is converted into two saleable commodities:  Energy in the form of methane, and ammonium sulfate, a commercial-grade fertilizer.  It can be used as a stand-alone technology, together with our ARP technology, and/or together with our ThermoFuel process.  It can also be implemented with the Temperature Phased Anaerobic Digestion technology used by wastewater treatment plant operators to make more biogas and destroy pathogens.  Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion.  In the high temperature phase, (around 120-140ºF) waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase.  In the lower temperature phase, (around 90-100ºF) waste solids already reduced in the first phase are more completely broken down to generate additional biogas at lower energy costs.

The Enhanced Biogas Production process is currently protected by patents that we license exclusively.  Under the terms of the license agreement, (the “Agreement”) at the time when cumulative sales of the licensed products exceed $20 million, we agree to pay 1% of the net sales thereafter (as defined in the Agreement).  We may assign or transfer the Agreement to third parties with the licensee’s consent, not to be unreasonably withheld.

Energy Technologies

In addition to our Water Technologies, we are developing a new, advanced power plant design with our joint venture partner, Babcock Power, Inc., that offers a cost-effective and environmentally responsible solution to both carbon capture and global warming.  The power technology is described below.

ZEBS

Zero Emission Boiler System, or “ZEBS” process, represents a novel thermodynamic approach in power plant design.  Based on reliable oxyfuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of all by-products, including NOx, SOx, mercury, particulates and carbon dioxide (CO2), which can then be used for sequestration or beneficial reuse.  The key element that differentiates ZEBS from conventional oxy-fuel designs is that combustion shifts the temperatures at which water, CO2, mercury and acid gases condense.  Gas-to-liquid nucleate condensation physics is then used to collect and remove the pollutants, while CO2 is recovered as a liquid through direct condensation to reduce harmful air emissions of acid gases, mercury, soot and CO2.  ZEBS is well-suited for new construction and offers a cost-effective way to upgrade many existing coal-fired power plants to zero air emission/carbon capture status.

The primary markets for the ZEBS process will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by-products that can be used as a feedstock for ZEBS.  Some of the industries in which ZEBS can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills.  In March 2001, ThermoEnergy Power Systems was granted U.S. Patent Nos. 6,196,000 and 6,918,253 for the ZEBS process.  We also received patents relating to the ZEBS process in Australia, China, India, Mexico, Poland, Romania, the Russian Federation and South Africa.  Foreign patent applications have also been filed in Canada and the European Patent Office.

Business Objectives and Strategy

Our business model is based on 1) new construction or retrofitting of existing wastewater treatment plants for federal, state and municipal governments, industrial clients as well as power generation plants for public and/or merchant utilities worldwide, 2) privatization contracts where we will build and operate, or build, own and operate municipal and/or industrial wastewater treatment and power plants, and 3) the generation and sale of emission credits for emissions including nitrogen, carbon and mercury either directly to end-users or via established public exchanges.  In instances where the client has sufficient skill to design, build and operate our technologies, we will enter into collaborative working relationships such as joint ventures, licenses and other similar agreements with companies that are well-established in our targeted markets, and can greatly expedite the commercialization of our technologies.

We believe many of these markets represent suitable opportunities for us to implement our business model of design, build, own and operate ("DBOO") wastewater facilities over a contracted period (anticipated to be a 5-20 year period).  Alternatively, we may license the Technologies to the client and enter into an operating contract for municipal-owned systems utilizing our Technologies over a similar time period.  Under these arrangements, we would seek to generate revenues and profits from a per unit tolling fee on the volume of waste processed by our Technologies, as well as from the projected sale of the commodity byproducts (i.e. the high-energy fuel generated by ThermoFuel, the ammonium sulfate generated by ARP or selling the electricity and/or process steam produced using the high-energy fuel as a feedstock to the municipality or the local power grid.)

Our long-term growth strategy also includes the acquisition of other companies whose products or services are related to our core businesses.  Ideally, these candidate companies would (a) already be a well-established participant in one or more of our targeted markets; (b) have ongoing revenues and profits; and (c) bring additional administrative and technical skills and expertise needed for us to achieve our corporate mission and continue our growth.

Recent Developments

Over the past year, we have made significant progress in resolving our legal and financial challenges that have hindered our growth.  The following details the progress we have made in the fourth quarter of 2010 and first quarter of 2011:

On October 20, 2010, we converted notes held by the former minority shareholders of CASTion Corporation (“CASTion”), plus accrued interest, in conjunction with the settlement reached between former minority shareholders of CASTion and former majority shareholders of CASTion as discussed in Item 3 – Legal Proceedings.  As a result, notes and interest totaling $433,000 were converted into 1,802,445 shares of our Common Stock at a price of $0.24 per share.

In October 2010, the Financial Industry Regulatory Authority (“FINRA”) restored our eligibility for quotation on the over-the-counter bulletin board (“OTCBB”).   Our Common Stock had been quoted on the Pink Sheets since June 2009, when we lost our eligibility due to delinquencies in filing our quarterly and annual reports with the Securities and Exchange Commission.

We hired a new sales executive in the fourth quarter of 2010 to improve our sales function and a new project management executive to manage our New York City contract and future projects.  In addition, we have established a Board of Advisors in early 2011 and have hired a new executive to run our joint venture, BTCC.

On January 7, 2011 we entered into Note Amendment and Forbearance Agreements with the holders of our Convertible Promissory Notes (the “Old Notes”) due May 31, 2010.  Per the Agreements, we made significant payments against the Old Notes, converted a portion of the Old Notes to Series B Convertible Preferred Stock, issued warrants to the Noteholders and issued new Convertible Promissory Notes to the Noteholders (the “Restated Notes”) with a maturity date of February 29, 2012.

On February 25, 2011 we entered into Note Extension and Amendment Agreements with the holders of our Bridge Notes.  The Noteholders agreed to extend the maturity date of these Notes until February 29, 2012.  The Notes, as amended (the “Amended Notes”) bear interest at the rate of 10% per annum.  The Amended Notes are convertible into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share at any time at the election of the Noteholders.  In the event, prior to the maturity date of the Amended Notes, we pay in full the Restated Notes as detailed above, then the Amended Notes shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.

In March 2011 we introduced a new, high-efficiency process for recovering nutrients from wastewater called Thermo ARP™.  Based on our proprietary CAST technology platform, Thermo ARP™ uniquely combines heat and flash vacuum distillation to deliver the lowest cost per pound of nitrogen removed when compared with any digestate treatment technology on the market today.  For industrial, agricultural and municipal high rate anaerobic digesters, Thermo ARP™ has a treatment cost per pound of nitrogen removed that is materially less than that of the most efficient competing technologies.

On March 25, 2011, we were notified by the U.S. Internal Revenue Service that it had accepted our Offer in Compromise with respect to our tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008.  Pursuant to our Offer in Compromise, we have agreed to satisfy our delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).  During the pendency of the IRS review of our Offer in Compromise we have made interim payments totaling $1,335,000; a balance of $799,636 remains to be paid in monthly installments of $89,000 each through December 2011.  In connection with our Offer in Compromise, we have agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated.  The IRS acceptance of our Offer in Compromise is conditioned, among other things, on our filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

In April 2010 Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer, filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  The two parties are currently negotiating a settlement agreement. We have made provisions for all expected losses from litigation-related contigencies.

Patents and Patents Pending

We own or license all of our Technologies, including the Technologies discussed previously in this document.

Employees

As of December 31, 2010, we had 25 employees, all of whom were full-time employees, located primarily in the Worcester, MA fabrication facility and the corporate headquarters in Little Rock, AR.  None of our employees are represented by a labor union.  We have experienced no work stoppages, and management believes our employee relationships are generally good.

Competition

Our Technologies enable the wastewater treatment and power generation industries to comply with state and federal clean water and clean air regulatory requirements while reducing their cost of operations.  We believe that these industries are dominated by process methods developed in the 1940s and 1950s, with only minor improvements since that time.  It is our belief that local, state and federal regulatory mandates, as well as amendments to previously enacted clean water regulations (see Government Regulation, below) have rendered the majority of these process methods ineffective, either from an economic or process efficiency standpoint, in meeting these mandates, especially as they relate to greenhouse gas ("GHG") reduction.  Yet, conventional wisdom continues to enable these technologies to compete with our Technologies for a share of the wastewater treatment market.  Competitive factors affecting us include entrenchment and familiarity of the older technologies within our target markets.  Likewise, individuals with purchasing authority within our target markets are not as familiar with our Technologies and may be hesitant to adopt them in their municipal or industrial facilities.  Plant operators have attempted to meet the regulatory requirements by optimizing existing process methods rather than adopting new technologies, including ours.  The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new or developing companies.  The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise our principal competition.  However, there can be no assurance that there will not be additional competitors in the future or that such competitors will not develop technologies that are superior to ours.

Government Regulation

There are many federal, state and local statutes and regulations enacted to protect and restore water and air quality.  Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills, the Ocean Dumping Ban Act, and the Clean Water and Watershed Restoration Initiative.  The regulations established under these programs are intended to improve existing water quality programs.  In order to comply with these regulations, industrial, agricultural and municipal wastewater treatment facilities are seeking more cost-effective methods of wastewater treatment.

Notwithstanding the uncertainty created by these regulatory and administrative initiatives, we believe that ZEBS can provide an economical and environmentally friendly solution for building new power plants or retrofitting existing power plants without any new government legislation.

Our Technologies are very attractive in the global marketplace, where clean water and clean air regulations of some countries are more stringent than those in effect in the United States.  The marketability of the ZEBS technology was significantly expanded with the ratification of the Kyoto Protocol by 141 nations, which took effect in February of 2005.  As the Kyoto Protocol emission reductions are phased in through 2012, many older coal-fired power plants will be among the first affected by the new regulations.  Many of these plants utilize boiler designs that are 20 years old or more, making any upgrade using conventional combustion technology highly improbable.  Collectively, these plants represent an enormous sunk-cost for utilities and industry, creating an ideal opportunity for any new retrofit technology that could potentially keep these plants operational.  While there are a number of post-combustion carbon capture technologies currently under development, management is unaware of any other primary combustion technology currently available or nearing commercial deployment capable of achieving zero air emissions as well as capturing greater than 95% of carbon dioxide.  There can be no assurance, however, that a competing technology or technologies will not be developed in the future or that the passage of more stringent clean air requirements will result in our Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

ITEM 1A.  Risk Factors

Disclosures required under this item are not provided, as the Company has elected to follow the scaled disclosure requirements as a smaller reporting company.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

Our principal executive offices are located at 124 West Capitol Avenue, Suite 880, Little Rock, Arkansas, where we lease approximately 1,200 square feet from an unaffiliated third party under a three year lease.  We also lease approximately 20,000 square feet of space under a five year lease in Worcester, Massachusetts from an unaffiliated third party.  In the event either of these leases is not extended or renewed, we believe that we can find comparable facilities in the same geographic area at lease rates comparable to those we currently pay.  We do not own any real property.

ITEM 3.  Legal Proceedings

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

On October 20, 2010 the Company, the Plaintiffs and the Defendants entered into a settlement agreement (the “Settlement”) resolving all matters related to the Complaint.  As part of the Settlement, we agreed to pay $67,000 to the Defendants; issue 55,554 shares of our Series B Convertible Preferred Stock to the Defendants; amend the terms of our Convertible Notes with the Plaintiffs to reduce the conversion price of the Notes from $0.50 per share to $0.24 per share, modify the exercise price of certain warrants held by the Plaintiffs from $0.50 per share to $0.24 per share, and issue to the Defendants additional warrants to purchase our common stock.

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer, filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  The two parties are currently negotiating a settlement agreement. We have made provisions for all expected losses from litigation-related contigencies.

ITEM 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock was traded on the OTC Bulletin Board under the stock symbol TMEN.OB until June 2, 2009.  On that date we received a Notice of Decision from the Financial Industry Regulatory Authority (“FINRA”) determining that our securities were not eligible for continued quotation on the OTC Bulletin Board as a result of our failure to file an annual report or quarterly report by the due date three times in the prior twenty-four months.  At that time, our common stock continued to trade on “pink sheets” under the symbol “TMEN.PK”.  We have filed timely annual and quarterly reports since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and on October 28, 2010 FINRA restored our eligibility for quotation on the OTC Bulletin Board.  Our transfer agent is Registrar & Transfer Company, Cranford, New Jersey 07016.

The ranges of the high and low bid prices for the Common Stock for the four quarters of 2009 and 2010 are shown below.

	High	Low
Year Ended December 31, 2009
First Quarter	$0.80	$0.35
Second Quarter	$0.70	$0.27
Third Quarter	$0.41	$0.27
Fourth Quarter	$0.42	$0.27

Year Ended December 31, 2010
First Quarter	$0.55	$0.26
Second Quarter	$0.50	$0.31
Third Quarter	$0.44	$0.29
Fourth Quarter	$0.40	$0.23

Holders

At March 28, 2011, the number of holders of record of the issued and outstanding common stock of the Company was 1,192.

Dividends

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future. Any such dividend payment is at the discretion of our Board of Directors and would depend on our earnings, financial condition and other business and economic factors affecting us at that time which the Board of Directors may consider relevant.

ITEM 6.  Selected Financial Data

Disclosures required under this item are not provided, as the Company has elected to follow the scaled disclosure requirements as a smaller reporting company.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a diversified technologies company engaged in the worldwide commercialization of advanced municipal and industrial wastewater treatment systems and carbon reducing power generation technologies.

Our wastewater treatment systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations.

We are also the owner of a patented pressurized oxycombustion technology known as the Zero Emissions Boiler System (“ZEBS”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse.  This technology can be used to build new or retrofit old fossil fuel power plants globally with no emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology.  We, through our majority-owned subsidiary, ThermoEnergy Power Systems, LLC, entered into a joint venture with Babcock Power, Inc. called Babcock-Thermo Carbon Capture, LLC ("BTCC") in 2009 to obtain the resources necessary to facilitate the development and commercialization of this technology.

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

Research and Development

We conduct research and development of water/wastewater treatment products and services in a number of areas including testing various waste streams for potential clients and other third parties, Chemcad and Aspen modeling for the ZEBS process, centrate testing related to the Company’s New York project and Ammonia Recovery Process (“ARP”) flow modifications.  In addition, we will continue to participate in joint research and development activities with Babcock Power, Inc. through our BTCC joint venture.

Liquidity and Capital Resources

We have made significant progress over the past year in resolving our past legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth.  In the past year, we have:

•
Improved our business prospects by expanding our product solutions with the introduction of Thermo ARPTM and signing a strategic alliance with Contego Systems to recover and recycle airport deicing fluid;

•	Attracted and retained several key executives and started a Board of Advisors;
•	Raised over $9 million in additional funding in 2010 and restructured $8.1 million of senior debt in early 2011;
•	Achieved relisting of our Common Stock on the OTC bulletin board; and
•	Settled IRS payroll tax issues, resulting in a $2.3 million gain in the fourth quarter of 2010, and reached a settlement with former CASTion shareholders who had threatened litigation.

However, we have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  During 2010 and 2009, we funded our operations primarily from the sale of convertible debt, short-term borrowings, and preferred stock, generally from stockholders and other parties who are sophisticated investors. Although we will require substantial additional funding to continue existing operations, we believe that we will be able to obtain additional equity or debt financing on reasonable terms.

Cash used in operations amounted to $5,628,000 and $3,816,000 for the years ended December 31, 2010 and 2009, respectively.  The increase in cash used in operations in 2010 is primarily due to deferring payments on operating expenses from 2009 to 2010 as we sought additional funding from our investors and payments against our outstanding payroll tax obligations in 2010.  Cash used in investing activities included purchases of property and equipment of $371,000 for the year ended December 31, 2010 and investments in our joint venture with Babcock Power of $61,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, we did not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of December 31, 2010, the Company had a cash balance of approximately $4.3 million and current liabilities of approximately $6.1 million, which consisted primarily of accrued payroll taxes of $1.5 million and other current liabilities of $2 million. Current liabilities at December 31, 2010 is approximately $5.9 million lower than at December 31, 2009, as we have (i) extended the maturity date of certain convertible debt and cured defaults under such debt and (ii) eliminated liabilities related to penalties and interest on payroll tax liabilities to the IRS, as detailed below.

In January 2011 we paid $1.2 million in cash and issued approximately $900,000 of Series B Convertible Preferred Stock in partial payment of outstanding principal and interest as part of the terms of our Note Amendment and Forbearance Agreements with the holders of our convertible debt to cure a default.  In February 2011, we amended our Note Agreements with the holders of our short term borrowings to extend the maturity dates of these borrowings until February 29, 2012.

On March 25, 2011, we were notified by the U.S. Internal Revenue Service that it had accepted our Offer in Compromise with respect to our tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008.  Pursuant to our Offer in Compromise, we have agreed to satisfy our delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).  During the pendency of the IRS review of our Offer in Compromise we have made interim payments totaling $1,335,000; a balance of $799,636 remains to be paid in monthly installments of $89,000 each through December 2011.  In connection with our Offer in Compromise, we have agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated.  The IRS acceptance of our Offer in Compromise is conditioned, among other things, on our filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

The following financing transactions describe our sources of funding for 2010:

On March 10, 2010, we entered into a Bridge Loan Agreement, effective March 1, 2010, with six investors who are parties to a financing transaction entered into in September 2009 (the “2009 Financing”) pursuant to which the investors agreed to make bridge loans totaling $2.6 million. We issued 3% Secured Convertible Promissory Notes in the principal amount of each investor’s funding commitment (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 3% per annum and were originally due and payable on February 28, 2011. The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder thereof, into shares of Common Stock at a conversion price of $0.24 per share. We amended the Bridge Loan Agreement in June 2010 to increase the amount of bridge loans by $2 million. The new loans made under the amended Bridge Loan Agreement have been made on terms identical to the original loans under the Bridge Loan Agreement. We have received $4.6 million in proceeds under the Bridge Loan Agreement.  We further amended the Bridge Note Agreement in February 2011 to extend the maturity date of the Bridge Notes until February 29, 2012 and increased the interest rate to 10% per annum.

The Bridge Loan Agreement amends the 2009 Financing such that the investors shall surrender the Bridge Notes as payment for the Third Tranche Closing and/or the Fourth Tranche Closing, as defined, upon the occurrence of certain events. The Agreement also makes further amendments to the Series B Convertible Preferred Stock Financing to provide for additional warrant coverage based on the amounts advanced and makes changes to funding commitments among the various investors. The Bridge Notes are secured by a lien on all of our assets except for the shares of our subsidiary, CASTion Corporation (in which no security interest has been granted).

On June 24, 2010 we received from the NYCDEP an Order to Commence under the Contract between us and the NYCDEP dated May 11, 2010 (the “Contract”) related to our Ammonia Removal Process System at the 26th Ward wastewater pollution control plant. Total billings under this contract are estimated to be $27.1 million through December 2013.  Under the Contract, we have been engaged by the NYCDEP to provide engineering and design services for the rehabilitation of the Cake Storage Building, process equipment and other systems at the 26th Ward wastewater pollution plant; supply and install our proprietary ARP equipment (the “System”) and operate and maintain the System at the plant for twelve months. We started engineering and design work relative to this Contract in the third quarter of 2010.

Pursuant to the terms of the 2009 Financing, the Third Tranche became effective five business days after the filing of our Current Report on Form 8-K announcing the commencement of the Contract. The Current Report on Form 8-K was filed on June 30, 2010, and the Third Tranche of the 2009 Financing became effective on July 8, 2010. We converted $1.9 million from the Bridge Loan and accrued interest into shares of Series B Convertible Preferred Stock and issued warrants to purchase 8.3 million shares of stock at $0.24 per share.

Through December 31, 2010 we have received proceeds totaling $7.7 million from the 2009 Financing and the Bridge Loan Agreement, as amended. Of this amount, we received $3.0 million in 2009 and $4.6 million in 2010.

On August 9, 2010 we issued to certain investors a total of 2,083,334 shares of our Series B Convertible Preferred Stock at a purchase price of $2.40 per share and warrants to purchase up to 33,333,344 shares of our Common Stock. The total proceeds to us was $5 million before expenses of $375,000. Each share of Series B Convertible Preferred Stock is convertible into ten shares of our Common Stock at any time at the option of the investor. The Warrants entitle the holders to purchase shares of our Common Stock at a price of $0.30 per share (subject to adjustment for certain extraordinary corporate events as set forth in the Warrant Agreements). The Warrants may be exercised at any time on or before August 10, 2015, subject to certain acceleration rights, and contain other conventional terms, including provisions for cashless exercise and for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends. As part of the Securities Purchase Agreement, we agreed to prepare and file with the Securities and Exchange Commission a registration statement to register the shares of our Common Stock issuable upon conversion of the Preferred Shares and exercise of the Warrants for resale by the investors. The registration rights provisions of the Securities Purchase Agreement contain conventional terms including indemnification and contribution undertakings.

On January 7, 2011 we entered into Note Amendment and Forbearance Agreements with the holders of our Convertible Promissory Notes (the “Old Notes”) due May 31, 2010.  Per the Agreements, (i) we made an aggregate of $1,144,335.52 in payments against the outstanding balances of the Old Notes; (ii) the Noteholders converted an aggregate of $902,709.60 in principal and accrued interest under the Old Notes into shares of our Series B Convertible Preferred Stock; (iii) we issued to the Noteholders warrants for the purchase of an aggregate of 17,585,127 shares of our Common Stock at an exercise price of $0.40 per share and an aggregate of 6,018,065 shares of our Common Stock at an exercise price of $0.30 per share; (iv) we amended and restated the Old Notes to read in the form of Amended and Restated Promissory Notes due February 29, 2012 (the “Restated Notes” and, with the Old Notes, the “Notes”); (v) we made additional cash payments to the Noteholders in the aggregate amount of $37,914; and (vi) the Noteholders agreed, subject to certain conditions set forth in the Note Amendment and Forbearance Agreements, to forbear until February 29, 2012, from exercising their rights and remedies under the Restated Notes.

The Restated Notes bear interest at the rate of 10% per annum (with penalty interest at the rate of 18% per annum following maturity or an event of default).  Installment payments (based on a 10-year amortization schedule) are due on the last day of each month beginning January 31, 2011 and continue through February 29, 2012, at which time the entire unpaid principal amount of, and accrued interest on, the Restated Notes shall be due and payable.  The Restated Notes are convertible, in whole or in part, at any time at the election of the Noteholders, into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.  In the event we make any payments of principal or accrued interest on the Restated Notes on or before July 5, 2011, then simultaneously with the making of such payment a portion of the remaining principal and accrued and unpaid interest on the Restated Notes in an amount equal to the amount of such payment shall automatically convert into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.

Although our financial condition has greatly improved, there can be no assurance that we will be able to obtain the funding necessary to continue our operations and development activities.  Given our achievements over the last year, we believe that we will be able to obtain additional equity or debt financing on reasonable terms.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. These policies and estimates are considered "critical" because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our consolidated financial statements in this Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of ThermoEnergy and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The 15% third party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements.  As of December 31, 2010, the noncontrolling interest in TEPS was immaterial to the consolidated financial statements taken as a whole.

Revenue recognition

Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to total estimated costs.  Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.  Selling and general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined.

In circumstances when we cannot estimate the final outcome of a contract, or when we cannot reasonably estimate revenue, we utilize the percentage-of-completion method based on a zero profit margin until more precise estimates can be made.  If and when we can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate.  For the years ended December 31, 2010 and 2009, we have recorded one industrial contract which represented approximately 35% and 80% of our revenues, respectively, utilizing the percentage-of-completion method based on a zero profit margin.

Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $0 and $398,000 at December 31, 2010 and 2009, respectively, represent amounts billed in excess of revenues earned and are included in deferred revenue.

Cash and cash equivalents

We place our cash and cash equivalents in highly rated financial institutions, which are continually reviewed by senior management for financial stability.  Effective December 31, 2010, extending through December 31, 2012, all “noninterest-bearing transaction accounts” are fully insured, regardless of the balance of the account.  Generally our cash and cash equivalents in interest-bearing accounts exceeds financial depository insurance limits.  However, we have not experienced any losses in such accounts and believes that our cash and cash equivalents are not exposed to significant credit risk.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to our contracts have realization and liquidation periods of less than one year and are therefore classified as current. The method for estimating our allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding. The Company recorded bad debt expense of $0 and $9,000 for the years ended December 31, 2010 and 2009, respectively. The allowance for doubtful accounts totaled $9,000 at December 31, 2010 and 2009.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of raw materials and supplies.

We evaluate our inventory for excess quantities and obsolescence on an annual basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months.  Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value. The Company recorded provisions for inventory reserves of $9,000 and $74,000 for the years ended December 31, 2010 and 2009, respectively.  Inventory reserves totaled $83,000 and $74,000 at December 31, 2010 and 2009, respectively.

Property and equipment

Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset.  Depreciation is computed using the straight-line method.  We evaluate long-lived assets based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable.  If that evaluation indicates that an impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the undiscounted cash flows or fair values of the asset, whichever is more readily determinable.

Contingencies

We accrue for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable.  Such estimates may be based on advice from third parties or on management’s judgment, as appropriate.  Revisions to payroll tax and other accrued expenses are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss.  Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated liability to be recognized in the period such new information becomes known.

Stock options

We account for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505 and 718, “Compensation – Stock Compensation”.  These topics require that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  We use the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Income taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted rates and laws that will be in effect when the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance for deferred tax assets is provided if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

We estimate contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, "Income Taxes."  We use a two-step process to assess each income tax position.  We first determine whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, we then record the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2010 and 2009, there are no uncertain tax positions that require accrual.

Series B Convertible Preferred Stock

We account for our Series B Convertible Preferred Stock by first allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock.  We determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models we consider to be appropriate.  Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of our consolidated balance sheets.  The value of the warrants and beneficial conversion features are considered a “deemed dividend” and are added as a component of net loss attributable to common stockholders on our consolidated statements of operations.

Effect of New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”).  ASU 2010-06 amended certain provisions of ASC 820-10 by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The adoption did not have a material impact on our financial statements or disclosures, as we did not have any financial instruments valued using Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.  Certain provisions of ASU 2010-06 are effective for the fiscal year beginning January 1, 2012.  These provisions will require us to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements.  We do not believe the adoption of the provisions of ASU 2010-06 in our fiscal year beginning January 1, 2012 will have a material impact on our financial statements or disclosures.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements" (“ASU 2010-09”).  ASU 2010-09 removes the requirement for a SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events.  Consistent with past practice, we have evaluated subsequent events through the issuance date of our financial statements.  The adoption did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” (“ASU 2010-17”)  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions.  Under this new guidance, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  This guidance will be effective on a prospective basis beginning January 1, 2011.  We have evaluated the potential impact of this standard and expect it will not have a material impact on our financial statements.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Revenues for 2010 were $2,874,000 compared to $4,016,000 in 2009.  In 2009, we were in the middle stages of production on two large industrial contracts which comprised most of our revenues in 2009.  One of these contracts was substantially completed in the first quarter of 2010 while the other was substantially completed in the second quarter of 2010.  We started engineering and design work on our $27.1 million contract with NYCDEP in the third quarter of 2010.  This contract, along with other new contracts are expected to significantly increase revenues in 2011.

Gross profit increased to $99,000 or 3.4% of revenues in 2010 compared to gross profit of $3,000 or 0.1% in 2009.  The increase is due to profit recognized on our contract with New York City and two industrial contracts in 2010; we also did not recognize gross profit on a portion of our revenues in 2009.  These increases are partially offset by the costs of maintaining our production group for our New York City contract and other new business.

Engineering, research and development expenses totaled $466,000 in 2010, a decrease of $450,000 compared to 2009.  The decrease is due to efforts by our engineering staff on the New York City contract, which are included in our cost of revenues in 2010.  Selling expenses totaled $1,168,000 in 2010, an increase of $635,000 compared to 2009.  The increase is due to increased sales headcount and focused efforts to build our sales pipeline.  Stock option expense was $2,066,000 in 2010, an increase of $1,403,000 compared to 2009.  Non-cash stock option expense in 2010 relates primarily to the issuance of stock options to our Chief Executive Officer, Chief Financial Officer and certain key employees in 2010 and the fourth quarter of 2009.

As a result of the IRS accepting our Offer in Compromise in March 2011, we have recorded a gain on payroll tax settlement of $2.3 million in 2010.  Because of our various financing transactions, including debt issuances and the restructuring of convertible debt into preferred stock in 2010 and 2009, we recognized losses on the extinguishment of debt of $614,000 and $3,285,000 in 2010 and 2009, respectively, which is primarily related to amortization of debt discounts for beneficial conversion features and warrants issued with the various debt issuances.  Expenses related to the issuance of warrants totaled $107,000 in 2010, a decrease of $1,818,000 compared to 2009.  In 2010, we recorded an expense of $293,000 related to the net change in fair value on our derivative instruments. We recorded income on these derivative instruments totaling $937,000 in 2009.  Interest expense in 2010 totaled $3,376,000 in 2010, an increase of $689,000 compared to 2009, due to higher amortization of debt discounts and higher interest rates paid on our convertible notes in default in 2010.

Comparison of Years Ended December 31, 2009 and 2008

Revenues increased by $2,286,000 to $4,016,000 in 2009 compared to $1,730,000 in 2008.  This increase is related to increased wastewater systems activity in our CASTion subsidiary, as we secured and performed substantial work on one major contract in 2009.  Consequently, cost of revenues increased by $1,613,000 to $4,013,000 in 2009 compared to $2,400,000 in 2008.

General and administrative expenses and engineering, research and development expenses totaled $4,831,000 in 2009, a decrease of $2,137,000 compared to 2008.  The decrease was the result of cost cutting measures taken during 2009 and an accrual of $1,064,000 of payroll taxes during the fourth quarter of 2008 that did not repeat in 2009.  Selling expenses totaled $533,000 in 2009, an increase of $128,000 compared to 2008.  The increase is primarily related to increased commissions on our revenue base in 2009.  Contingency accruals totaling $3,334,000 in 2008 related to estimated interest and penalties on our unpaid payroll taxes did not repeat in 2009.  Stock option expense was $663,000 in 2009, a decrease of $1,019,000 compared to 2008.  The decrease was due to extending the vesting period of options issued in 2009; options issued in 2008 were immediately vested and exercisable.  Expenses related to the issuance of warrants totaled $1,925,000 in 2009, an increase of $492,000 compared to 2008.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosures required under this item are not provided, as the Company has elected to follow the scaled disclosure requirements as a smaller reporting company.

ITEM 8.  Financial Statements and Supplementary Data

See the Company’s consolidated financial statements as of and for the years ended December 31, 2010 and 2009 beginning on page A-1.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

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

The Audit Committee of our Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters.  The Audit Committee reviews with the independent registered public accountants the scope and results of the audit effort.  The Audit Committee also meets periodically with the independent registered public accountants without management present to ensure that the independent registered public accountants have free access to the Audit Committee.

We did not document or test our key controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 in order to devote our limited resources to maintaining and growing our business.  As a result, our Chief Executive Officer and Chief Financial Officer cannot reasonably assess the effectiveness of our internal control over financial reporting as of December 31, 2010.

In our Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K as of December 31, 2009, we determined that we did not maintain effective internal control over financial reporting as of December 31, 2009, citing five specific areas where internal controls were found to be deficient.  We developed and implemented policies and procedures in 2010 to cure these deficiencies.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

We did not document or test our disclosure controls and procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 in order to devote our limited resources to maintaining and growing our business.  As a result, our Chief Executive Officer and Chief Financial Officer cannot reasonably assess the effectiveness of our disclosure controls and procedures as of December 31, 2010.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Special Meeting in lieu of 2010 Annual Meeting

We held a Special Meeting in lieu of our 2010 Annual Meeting of Stockholders on November 18, 2010.  The matters voted upon at this meeting and the number of shares cast for and against each item are as follows:

1.	To elect the following people to the Board of Directors:

Director	For	Withheld
Cary G. Bullock	35,201,649	230,277
Dennis C. Cossey	34,528,972	902,954
Arthur S. Reynolds	35,122,196	309,730

2.	To amend the Company’s 2008 Incentive Stock Plan:

For	Against
66,121,028	467,789

3,	To ratify the appointment of CCR LLP as independent registered public accountants for the Company for 2010:

For	Against
82,997,976	234,239

Unregistered Sales of Equity Securities

On October 20, 2010, we issued to certain holders (the “2009 Noteholders”) of our Convertible Promissory Notes dated January 5, 2009 (the “2009 Notes”) an aggregate of 1,802,445 shares of our Common Stock upon conversion of the 2009 Notes in accordance with their terms.  The total outstanding principal amount of, and the accrued and unpaid interest on, the converted 2009 Notes was $432,587.  The conversion was effected at the rate of $0.24 per share.  Set forth below are the names of the 2009 Noteholders and the number of shares of our Common Stock issued to each upon conversion of the 2009 Notes:

Noteholder	Number of Shares

Estate of Homer G. Perkins	860,430 shares

Roderick L. Oxford	55,689 shares

Northern Water Resources, Inc.	397,915 shares

Peter Laird	56,994 shares

Equity Securities Partners, LLC	89,878 shares

Posternak Blankstein & Lund LLP	341,539 shares

The 2009 Notes had been issued in partial consideration for the sale to us by the 2009 Noteholders of shares of the Common Stock and Preferred Stock of CASTion Corporation, an entity which we now operate as a majority-owned subsidiary (“CASTion”).  Upon his or its acquisition of a 2009 Note, each 2009 Noteholder represented to us that he or it was an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) and that he or it was acquiring the such 2009 Note for his or its own account, for investment purposes, and without a view toward distribution or resale of such securities.  The 2009 Notes and the shares of our Common Stock issued upon conversion of the 2009 Notes were issued to the 2009 Noteholders in transactions not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

Also on October 20, 2010, we issued to each of (i) Massachusetts Technology Development Corporation (“MTDC”), (ii) BCLF Ventures I, LLC (“BCLF”) and (iii) Donald F. Farley (“Farley”) shares of our Series B Convertible Preferred Stock (the “Preferred Shares”) and Common Stock Purchase Warrants (the “Warrants”) as follows:

Shareholder	Number of Shares	Number of Warrant Shares

Massachusetts Technology Development Corporation	18,518 shares	296,293 shares

BCLF Ventures I, LLC	18,518 shares	296,293 shares

Donald F. Farley	18,518 shares	296,293 shares

The issuance of the Preferred Shares and Warrants to MTDC, BCLF and Farley was made pursuant to a Settlement Agreement and Mutual Release between us and certain former shareholders and directors of CASTion (the “Settling Defendants”) who were defendants in litigation initiated by the 2009 Noteholders.  The 2009 Noteholders had alleged, among other things, that the Settling Defendants had breached their fiduciary duty to the 2009 Noteholders in connection with the sale to us by certain of the Settling Defendants of a majority of the outstanding shares of CASTion in 2007 and the Settling Defendants had threatened to assert third party claims against us in connection therewith.

Each Preferred Share is convertible, at any time at the option of the holder thereof, into ten shares of our Common Stock.  The Warrants entitle the holders thereof to purchase shares of our Common Stock, at a purchase price of $0.30 per share.  The Warrants have a term of 5 years, subject to our right to accelerate the expiration date under certain circumstances.  The Warrants contain other conventional terms, including provisions for cashless exercise and for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

The Preferred Shares and Warrants were issued to MTDC, BCLF and Farley without cash payment, in partial consideration for the release of claims against us by the Settling Defendants.  In the Settlement Agreement and Mutual Release, each of MTDC, BCLF and Farley represented to us that he or it was an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) and that he or it was acquiring the Preferred Shares and the Warrants for his or its own account, for investment purposes, and without a view toward distribution or resale of such securities.  The Preferred Shares and the Warrants were issued to MTDC, BCLF and Farley in transactions not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

On December 1, 2010, we issued 200,000 shares of our Common Stock to Alliance Advisors LLC (“Alliance”) without cash payment in partial consideration for investor relations and other consulting services performed by Alliance pursuant to an Investor Relations Consulting Agreement dated as of August 1, 2010 between us and Alliance.  The shares of our Common Stock issued to Alliance are, pursuant to the Investor Relations Consulting Agreement, subject to forfeiture in the event Alliance fails to perform certain services on or before July 31, 2011.  In the Investor Relations Consulting Agreement, Alliance represented to us that it was an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) and that it was acquiring the shares of our Common Stock for its own account, for investment purposes, and without a view toward distribution or resale of such securities.  The shares of our Common Stock were issued to Alliance in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

On each of January 31, 2011 and February 28, 2011, we issued to the holders of our Amended and Restated Promissory Notes due February 29, 2012 (the “Restated Notes”), upon the automatic conversion, in accordance with the terms of the Restated Notes, of portions of the principal of, and accrued and unpaid interest under, such Restated Notes, the following Preferred Shares and Warrants:

Note Holder	Payment	Conversion Amount	Series B Shares	Warrants

Spencer Trask Specialty Group LLC	$26,853.93	$26,853.60	11,189 shares	179,024 shares

Massachusetts Technology Development Corporation	$11,560.44	$11,558.40	4,816 shares	77,056 shares

BCLF Ventures I, LLC	$6,303.45	$6,302.40	2,626 shares	42,016 shares

Essex Regional Retirement Board	$190.57	$189.60	79 shares	1,264 shares

BancBoston Ventures Inc.	$381.12	$379.20	158 shares	2,528 shares

The automatic conversions were triggered by our making scheduled payments under the Restated Notes.  The Restated Notes provide for such automatic conversions in connection with all payments that we make on or before July 5, 2011.

In the Note Amendment and Forbearance Agreements (each, a “Forbearance Agreement”) pursuant to which the Restated Notes were issued, each noteholder represented to us that it is an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) and that it would acquire the Preferred Shares and the Warrants for its own account, for investment purposes, and without a view toward distribution or resale of such securities.  The Preferred Shares and the Warrants were issued to the holders of the Restated Notes in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

On March 14, 2011, we issued to Spencer Trask Specialty Group, LLC (“Spencer Trask”) 1,000,000 shares of our Common Stock upon the conversion of 100,000 Preferred Shares which had been issued to Spencer Trask on January 4, 2011, pursuant to the Forbearance Agreement between us and Spencer Trask, upon conversion of a portion of the principal of, and accrued and unpaid interest on, our Convertible Promissory Note due May 31, 2010.  In such Forbearance Agreement, Spencer Trask represented to us that it is an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) that it was acquiring the Preferred Shares, and would acquire the shares of our Common Stock issuable upon conversion of the Preferred Shares, for its own account, for investment purposes, and without a view toward distribution or resale of such securities.  The shares of our Common Stock issued upon conversion of the Preferred Shares were issued to Spencer Trask in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors and executive officers required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled “Election of Directors” and “Committees of the Board of Directors” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

A copy of the Company’s Code of Business Conduct and Ethics, including additional provisions which apply to the chief executive officer and senior financial officers, may be obtained free of charge by making a written request to Investor Relations, ThermoEnergy Corporation, 124 W. Capitol Avenue, Suite 880, Little Rock, Arkansas 72201.

ITEM 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of the Board” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 8.
(2)
Financial statement schedules are not included, as the Company has provided the information, as required by Article 8 of Regulation S-X, in its consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

(3)	Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith. See Index to Exhibits on Page B-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr.	March 31, 2011
Teodor Klowan, Jr., CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dennis C. Cossey	Director and Chairman of the Board	March 31, 2011
Dennis C. Cossey

/s/ Cary G. Bullock	President and Chief Executive Officer	March 31, 2011
Cary G. Bullock	(Principal Executive Officer)

/s/ Teodor Klowan, Jr.	Executive Vice President and Chief Financial Officer	March 31, 2011
Teodor Klowan, Jr., CPA	(Principal Financial and Accounting Officer)

/s/ David Anthony	Director	March 31, 2011
David Anthony

/s/ J. Winder Hughes III	Director	March 31, 2011
J. Winder Hughes III

/s/ Shawn R. Hughes	Director	March 31, 2011
Shawn R. Hughes

/s/ Arthur S. Reynolds	Director	March 31, 2011
Arthur S. Reynolds

THERMOENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of and For the Years ended December 31, 2010 and 2009

With

Reports of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
     ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheet of ThermoEnergy Corporation and subsidiaries (the Company) as of December 31, 2010 and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ThermoEnergy Corporation and subsidiaries will continue as a going concern.  As reflected in the consolidated financial statements, the Company has an accumulated deficit at December 31, 2010 and has suffered significant net losses and negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are disclosed in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP

Westborough, Massachusetts
March 30, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors
ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheet of ThermoEnergy Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and will require substantial capital to continue commercialization of the Company’s technologies and to fund the Companies liabilities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kemp & Company, a Professional Association

Little Rock, Arkansas
March 30, 2010

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$4,299	$1,109
Accounts receivable, net	1,043	7
Inventories, net	65	74
Other current assets	289	205
Total Current Assets	5,696	1,395

Property and equipment, net	560	241
Other assets	61	74

Total Assets	$6,317	$1,710

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$722	$812
Convertible debt in default	—	4,133
Accrued payroll taxes	1,470	4,972
Deferred revenue	1,880	398
Other current liabilities	1,995	1,708
Total Current Liabilities	6,067	12,023

Long Term Liabilities:
Deferred compensation retirement plan for officers, net of current portion	180	229
Derivative liability	2,852	2,559
Convertible debt	8,892	1,370
Total Long Term Liabilities	11,924	4,158

Total Liabilities	17,991	16,181

Stockholders' Deficiency:
Preferred Stock, $0.01 par value, 20,000,000 shares authorized:
Class A Preferred Stock, liquidation value of $1.20 per share: designated: 10,000,000 shares; issued and outstanding: 208,334 shares in 2010 and 2009	2	2
Class B Preferred Stock, liquidation preference of $2.40 per share: designated: 6,454,621 shares in 2010 and 4,371,287 shares in 2009; issued and outstanding: 5,968,510 shares in 2010 and 3,037,954 shares in 2009	60	30
Common Stock, $.001 par value: authorized: 300,000,000 shares;
issued: 55,765,715 shares in 2010 and 53,763,270 shares in 2009;
outstanding: 55,681,918 shares in 2010 and 53,679,473 shares in 2009	55	54
Additional paid-in capital	79,345	66,711
Accumulated deficit	(91,118)	(81,268)
Treasury stock, at cost: 133,797 shares in 2010 and 83,797 shares in 2009	(18)	—

Total Stockholders’ Deficiency	(11,674)	(14,471)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,317	$1,710

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009

Revenues	$2,874	$4,016
Less: cost of revenues	2,775	4,013
Gross profit	99	3

Operating Expenses:
General and administrative	4,048	3,915
Engineering, research and development	466	916
Sales and marketing	1,168	533
Option expense	2,066	663
Total operating expenses	7,748	6,027

Loss from operations	(7,649)	(6,024)

Other income (expense):
Warrant expense	(107)	(1,925)
Gain on payroll tax settlement	2,263	—
Loss on extinguishment of debt	(614)	(3,285)
Derivative liability (expense) income	(293)	937
Equity in losses of joint venture	(74)	—
Interest and other expense, net	(3,376)	(2,687)
Total other income (expense)	(2,201)	(6,960)

Net loss	(9,850)	(12,984)

Deemed dividend on Series B Convertible Preferred Stock	(6,900)	(2,749)

Net loss attributable to common stockholders	$(16,750)	$(15,733)

Loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.30)

Weighted average shares used in computing loss per share, basic and diluted	54,041,586	52,742,611

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(in thousands, except share and per share amounts)
Years Ended December 31, 2010 and 2009

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance (Deficit) January 1, 2009	$2	$-	$50	$58,810	$(68,284)	$-	$(1,662)	$(11,084)

Cumulative effect of change in accounting principle				(3,195)				(3,195)
Stock options issued to officers, directors and employees				663				663
Modification of warrants				1,793				1,793
Warrants issued for services				46				46
Common Stock issued for interest payments (313,005 shares)				109				109
Common Stock issued for services (345,000 shares)				188				188
Common Stock issued for cash (1,428,571 shares at $0.35 per share)			2	498				500
Issued 435,442 shares of Common Stock and warrants to acquire CASTion's noncontrolling interest			1	268				269
Purchase of CASTion shares from noncontrolling interest				(2,282)			1,662	(620)
Warrants and beneficial conversion feature issued with convertible notes and Series B Convertible Preferred Stock				4,211				4,211
Convertible Note and accrued interest converted to Common Stock (768,535 shares at $.75 per share)			1	576				577
Convertible Notes and accrued interest converted to Series B Convertible Preferred Stock (2,454,621 shares at $2.40 per share), net of value of acquired beneficial conversion features		24		3,632				3,656
Series B Preferred Convertible Stock issued for cash (583,333 shares at $2.40 per share)		6		1,394				1,400
Net Loss					(12,984)			(12,984)

Balance (Deficit) December 31, 2009	2	30	54	66,711	(81,268)	-	-	(14,471)
Stock options issued to officers, directors and employees				2,066				2,066
Common Stock issued for services (200,000 shares)				54				54
Convertible Notes and accrued interest converted to Common Stock (1,802,445 shares at $0.24 per share)			1	432				433
Short term borrowings and accrued interest converted to Series B Convertible Preferred Stock (791,668 shares at $2.40 per share)		8		1,892				1,900
Series B Convertible Preferred Stock and warrants issued for cash, net of issuance costs of $375 (2,083,334 shares at $2.40 per share)		21		4,604				4,625
Series B Convertible Preferred Stock and warrants issued for settlement with Convertible note holders (55,554 shares at $2.40 per share)		1		533				534
Beneficial conversion features recognized upon issuance of short term borrowings				3,053				3,053
Receipt of treasury stock (50,000 shares at $0.35 per share)						(18)		(18)
Net Loss					(9,850)			(9,850)

Balance (Deficit) December 31, 2010	$2	$60	$55	$79,345	$(91,118)	$(18)	$-	$(11,674)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009
Operating Activities:
Net loss	$(9,850)	$(12,984)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	2,066	663
Warrant expense	107	1,925
Warrants issued for services	—	46
Common stock issued for services	54	188
Gain on payroll tax settlement	(2,263)	—
Loss on extinguishment of debt	614	3,285
Equity in losses of joint venture	74	—
Derivative liability expense (income)	293	(937)
Non-cash interest added to debt	941	807
Series B Preferred Convertible Stock and warrants issued for note holder settlement expenses	534	—
Receipt of treasury stock	(18)	—
Depreciation	52	64
Provision for inventory reserves	9	74
Amortization of discount on convertible debt	2,243	1,364
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(1,036)	104
Inventories	—	16
Other current assets	(84)	(41)
Accounts payable	(90)	608
Deferred revenue	1,482	134
Other current liabilities	(707)	900
Deferred compensation retirement plan	(49)	(32)

Net cash used in operating activities	(5,628)	(3,816)

Investing Activities:
Investment in joint venture	(61)	(50)
Purchases of property and equipment	(371)	—

Net cash used in investing activities	(432)	(50)

Financing Activities:
Proceeds from issuance of Series B Convertible Preferred Stock and warrants, net of issuance costs of $375 in 2010	4,625	1,400
Proceeds from issuance of common stock and warrants	—	500
Proceeds from issuance of convertible promissory notes	4,625	3,260
Payments on convertible promissory notes	—	(300)

Net cash provided by financing activities	9,250	4,860

Net change in cash	3,190	994
Cash, beginning of year	1,109	115
Cash, end of year	$4,299	$1,109

Supplemental schedule of non-cash financing activities:
Conversion of short-term borrowings and accrued interest to Series B Convertible Preferred Stock	$1,900	$—
Conversion of convertible notes and accrued interest to common stock	$433	$577
Debt discount recognized on short-term borrowings	$3,053	$—
Accrued interest added to debt	$323	$52

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1: Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of marketing and developing advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies.

The Company is the majority owner of a patented clean energy technology known as the Zero Emission Boiler System (“ZEBS”) which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse. The Company, through its majority-owned subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”), entered into a joint venture with Babcock Power, Inc. in 2009 called Babcock-Thermo Carbon Capture, LLC ("BTCC") to obtain the resources necessary to facilitate the development and commercialization of this technology.

The Company acquired a majority stake in CASTion Corporation (“CASTion”), a Massachusetts corporation, on July 2, 2007. The acquisition of CASTion resulted in the Company becoming primarily a “water company” with many patented and proprietary Water Technologies. CASTion’s patented Controlled Atmosphere Separation Technology (“CAST”) systems are utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated recovery solution. The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent. The Zero-Liquid-Discharge program can recover nearly 100% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling at our customer’s facility. The Company acquired the remaining minority interest in CASTion Corporation on January 5, 2009 (see Note 10), making it a wholly-owned subsidiary of the Company.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year classifications.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The 15% third party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements. As of December 31, 2010, the noncontrolling interest in TEPS was immaterial to the consolidated financial statements taken as a whole.

Revenue recognition

Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined.

In circumstances when the Company cannot estimate the final outcome of a contract, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate. For the years ended December 31, 2010 and 2009, the Company has recorded one contract which represented approximately 35% and 80% of its revenues, respectively, utilizing the percentage-of-completion method based on a zero profit margin.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $0 and $398,000 at December 31, 2010 and 2009, respectively, represent amounts billed in excess of revenues earned and are included in deferred revenue.

Cash and cash equivalents

The Company places its cash and cash equivalents in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Effective December 31, 2010, extending through December 31, 2012, all “noninterest-bearing transaction accounts” are fully insured, regardless of the balance of the account. Generally the Company’s cash and cash equivalents in interest-bearing accounts exceeds financial depository insurance limits. However, the Company has not experienced any losses in such accounts and believes that its cash and cash equivalents are not exposed to significant credit risk.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value. Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current.  The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding. The Company recorded bad debt expense of $0 and $9,000 for the years ended December 31, 2010 and 2009, respectively. The allowance for doubtful accounts totaled $9,000 at December 31, 2010 and 2009.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of raw materials and supplies.

The Company evaluates its inventory for excess quantities and obsolescence on an annual basis. In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months. Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value. The Company recorded provisions for inventory reserves of $9,000 and $74,000 for the years ended December 31, 2010 and 2009, respectively. Inventory reserves totaled $83,000 and $74,000 at December 31, 2010 and 2009, respectively.

Property and equipment

Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset. Depreciation is computed using the straight-line method. The Company evaluates long-lived assets based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable. If that evaluation indicates that an impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the undiscounted cash flows or fair values of the asset, whichever is more readily determinable.

Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to payroll tax and other accruals are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated liability to be recognized in the period such new information becomes known.

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505 and 718, “Compensation – Stock Compensation”. These topics require that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant. Such cost is recognized over the vesting period of the awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted rates and laws that will be in effect when the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance for deferred tax assets is provided if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

The Company estimates contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, "Income Taxes." We use a two-step process to assess each income tax position. We first determine whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, we then record the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2010 and 2009, there are no uncertain tax positions that require accrual.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable, short-term notes payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. The carrying amount of the Company’s convertible debt in default and long-term convertible debt was $6,646,000 and $5,503,000 at December 31, 2010 and 2009, respectively, and approximates the fair value of these instruments. The Company’s warrant liabilities are recorded at fair value.

The Company's assets and liabilities carried at fair value are categorized using inputs from the three levels of fair value hierarchy, as follows:
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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Derivative liability	$2,852	$-	$-	$2,852

Total Liabilities	$2,852	$-	$-	$2,852

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Derivative liability	$2,559	$-	$-	$2,559

Total Liabilities	$2,559	$-	$-	$2,559

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Long-Term Warrant Liability
Balance at December 31, 2009	$2,559

Change in fair value	293

Balance at December 31, 2010	$2,852

Series B Convertible Preferred Stock

The Company accounts for its Series B Convertible Preferred Stock by first allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock. The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate. Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of the Company's consolidated balance sheets. The value of the warrants and beneficial conversion features are considered a “deemed dividend” and are added as a component of net loss attributable to common stockholders on the Company’s consolidated statements of operations.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted earnings (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted income (loss) per share was antidilutive and, as such, basic and diluted earnings (loss) per share are the same for each of the years ended December 31, 2010 and 2009.

Effect of new accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). ASU 2010-06 amended certain provisions of ASC 820-10 by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption did not have a material impact on the Company's financial statements or disclosures, as the Company did not have any financial instruments valued using Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure. Certain provisions of ASU 2010-06 are effective for the Company for the fiscal year beginning January 1, 2012. These provisions will require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements. The Company does not believe the adoption of the provisions of ASU 2010-06 in the Company’s fiscal year beginning January 1, 2012 will have a material impact on its financial statements or disclosures.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements" (“ASU 2010-09”). ASU 2010-09 removes the requirement for a SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Consistent with past practice, the Company has evaluated subsequent events through the issuance date of our financial statements. The adoption did not have a material impact on the Company's financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” (“ASU 2010-17”) ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new guidance, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This guidance will be effective on a prospective basis beginning January 1, 2011. The Company does not believe the adoption of ASU 2010-17 will have a material impact on its financial statements.

Note 2: Management's consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to fund the Company’s liabilities, which included approximately $1.5 million of payroll tax liabilities (see Note 14) and approximately $2 million of other current liabilities at December 31, 2010. In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 14). The consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

As more fully described in Notes 4 and 15, the Company entered into a Bridge Loan Agreement with certain investors on March 10, 2010 and amended on June 30, 2010 and February 25, 2011 that provided $4.6 million of funding to the Company. Of this amount, $1.9 million was converted into the Company’s Series B Convertible Preferred Stock. Also, as more fully described in Note 9, the Company issued 2,083,334 shares of Series B Convertible Preferred Stock in August 2010 to certain investors that raised $5 million of additional capital.

As detailed in Note 15, the Company entered into Note Amendment and Forbearance Agreements in January 2011 with the holders of Convertible Promissory Notes originally due May 31, 2010. As part of these agreements, the Company issued Amended Notes that extended the maturity date until February 29, 2012. Also, as detailed in Note 15, the Company entered into Note Extension and Amendment Agreements with the holders of the Bridge Notes in February 2011 to extend the maturity date until February 29, 2012.

Management is actively seeking to raise substantial additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive. Management is also actively pursuing commercial contracts to produce fees from projects involving the Technologies. Management has determined that the financial success of the Company may be largely dependent upon the ability and financial resources of established third parties collaborating with the Company with respect to projects involving the Technologies.

Note 3: Formation of Babcock-Thermo Carbon Capture LLC

On February 25, 2009, the Company’s subsidiary, TEPS, and Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing and commercializing its proprietary ZEBS technology.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

TEPS has entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide and royalty-free license to TEPS's intellectual property related to or necessary to practice the ZEBS technology (the “ZEBS License”). In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the ZEBS technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem (collectively, the “Subsystems”) and BPD has entered into a license agreement with the Joint Venture and TEPS pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to practice the Subsystems.

Pursuant to the LLC Agreement, each of TEPS and BPD owns a 50% membership interest in the Joint Venture. The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations. The Company made a $50,000 capital contribution to the Joint Venture in August 2009, and made capital contributions to the Joint Venture totaling $61,000 in 2010. The Company also made a capital contribution to the Joint Venture of $125,000 in January 2011.

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

The Company accounts for the Joint Venture using the equity method of accounting. Accordingly, the Company reduced the value of its investment in the Joint Venture by $74,000 in 2010 to account for its share of net losses incurred by the Joint Venture. The value of the Company’s investment in the Joint Venture is $37,000 and $50,000 as of December 31, 2010 and 2009, respectively, and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

Note 4: Short-term borrowings

The Company has entered into the following short-term borrowing arrangements during the years ended December 31, 2010 and 2009:

August 12, 2008 Financing

On August 12, 2008, the Company entered into a Securities Purchase Agreement with a stockholder, Robert S. Trump, a related party, through which the Company issued, at face value, a 7.5% Convertible Promissory Note due December 31, 2008 in the principal amount of $500,000. The Note was convertible into shares of common stock at a price of $0.75 per share. The Company may defer the maturity date of the Note to March 31, 2009 at its discretion upon payment of a deferral fee equal to 10% of the principal amount. The full amount of principal and accrued interest will may be converted into shares of common stock at $0.75 per share. As part of this Securities Purchase Agreement, the Company issued a warrant to purchase one share of common stock for each dollar invested by Mr. Trump in the purchase of common stock or other convertible securities during the period from December 31, 2008 through December 31, 2011 at an exercise price of $1.50 per share, which was reduced to $0.50 per share in September 2009. The reduction in the exercise price was accounted for as a modification to the warrant and was expensed accordingly. The warrant expires on December 31, 2015, subject to acceleration provisions as provided in the Agreement. Through December 31, 2010, the Company has issued warrants to purchase 1.4 million shares of common stock under this arrangement.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Pursuant to the terms of the Note, on December 31, 2008 the Company added accrued interest of $14,486 and a deferral fee of $54,449 to the principal amount of the Note and extended the maturity date of the Note to March 31, 2009. On April 1, 2009 the Note plus accrued interest was converted to 768,535 shares of common stock.

December 22, 2008 Financing

On December 22, 2008, the Company entered into a Securities Purchase Agreement with Mr. Trump through which the Company issued, at face value, a 7.5% Convertible Promissory Note due March 31, 2009 in the principal amount of $500,000. The Note was convertible into shares of common stock at a price of $0.75 per share. The agreement specified that the Company could defer the maturity date of the Note to June 30, 2009 at its discretion upon payment of a deferral fee equal to 10% of the principal amount. As further consideration, the Company issued a warrant to purchase 1 million shares of common stock at a price of $1.25 per share. The warrant expires on December 31, 2015 subject to acceleration provisions as provided in the Agreement.

The Company extended the maturity of the Note to June 30, 2009, and added the deferral fee of $50,000 to the principal balance. The Note remained outstanding after that date and was amended on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below. The amended Note plus accrued interest was converted into 223,119 shares of Class B Convertible Preferred Stock in November 2009.

February 11, 2009 Financing

On February 11, 2009, the Company issued to the Quercus Trust (“Quercus”), a related party, a 10% Secured Convertible Promissory Note in the principal amount of $250,000 and entered into a Security Agreement with Quercus. The Note was to mature on the earlier of the closing of an equity or convertible debt investment yielding gross proceeds of not less than $2 million to the Company (a “Financing”) or December 31, 2009. Quercus could convert the principal amount of the Note into shares of the securities to be issued in the Financing at a price equal to 90% of the price per share to be paid by the other investors in the Financing. Interest on the Note was payable quarterly in arrears; at the Company’s discretion, interest could be paid by the issuance of common stock valued at 90% of the volume weighted average trading price per share for the ten trading days immediately preceding the respective interest payment date. The Note was secured by the Company’s intellectual property assets other than certain expressly excluded patent rights, licenses and related intellectual property identified in the Security Agreement, including, without limitation, the intellectual property rights used in or relating to our TEPS business.

The Note was amended on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below. The amended Note plus accrued interest was converted into 111,889 shares of Series B Convertible Preferred Stock in November 2009.

April 27, 2009 Financing

On April 27, 2009, the Company issued to three different funds and two individual affiliates of Empire Capital Partners, related parties, 10% Convertible Promissory Notes aggregating $500,000 in principal amount. The Notes matured on the earlier of the closing of the proposed funding with Quercus as reported in the September 15, 2008 Agreement with Quercus (see Note 6) or October 31, 2009. Empire Capital Partners and its affiliates could convert the Notes at any time into shares of common stock at a price of $0.40 per share. The Company also issued warrants to acquire 2.5 million shares of common stock to the holders of these Notes. The warrants have an exercise price of $0.55 and expire five years from the grant date.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Notes were amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below. As a result of the amendment and restatement of the Note, the exercise price of the warrants issued was further reduced from $0.55 per share to $0.50 per share. The reduction in the exercise price was accounted as a modification to the warrant and was expensed accordingly. The Notes were converted into 217,830 shares of Series B Convertible Preferred Stock in November 2009.

June 25, 2009 Financing

On June 25, 2009, the Company issued to Quercus a 10% Secured Convertible Promissory Note. Under the terms of the Note, Quercus agreed to make advances to the Company up to an aggregate principal amount of $150,000. These advances may only be used to pay expenses related to the investigation by the Audit Committee of the Board of Directors of the Company’s financial affairs or other matters within the investigative authority of the Audit Committee (see Note 14). The Note matured on the earlier of the closing of an equity or convertible debt investment yielding gross proceeds of not less than $2 million to the Company (a “Financing”) or December 31, 2009. Quercus could participate in the Financing by converting the principal amount of the Note into shares of the securities to be issued at a price equal to 80% of the price per share to be paid by the other investors in the financing. Interest on the Note was payable quarterly in arrears; at the Company’s discretion, interest could be paid by the issuance of common stock valued at 80% of the volume weighted average trading price per share for the ten trading days immediately preceding the respective interest payment date.

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

The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below. The amended Note plus accrued interest was converted into 66,398 shares of Series B Convertible Preferred Stock in November 2009.

June 26, 2009 Financing

On June 26, 2009, the Company issued to the Focus Fund, L.P. (“Focus Fund”), a related party, a 10% Convertible Promissory Note due October 15, 2009 in the principal amount of $108,000. As further consideration, the Company issued a warrant to The Focus Fund to purchase 600,000 shares of common stock on or before June 17, 2014 at an exercise price of $0.54 per share.

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

On July 31, 2009, the outstanding principal balance plus accrued interest of the Note was rolled into the Convertible Promissory Note issued on that date.

July 31, 2009 Financing

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed below. As a result of the amendment and restatement of the Note, the conversion price of the Note was reduced from $0.30 per share to $0.24 per share, and the exercise price of the warrants issued on June 26, 2009 was reduced from $0.54 per share to $0.50 per share. The reduction in the exercise price was accounted as a modification to the warrant and was expensed accordingly. The Note plus accrued interest was converted into 256,082 shares of Series B Convertible Preferred Stock in November 2009.

August 21, 2009 Financing

On August 21, 2009, the Company received a short-term loan in the amount of $110,000 from the Focus Fund. This loan was repaid in September 2009.

September 16, 2009 Financing

On September 16, 2009, the Company and an investor group consisting of The Quercus Trust, Empire Capital Partners, Robert S. Trump and the Focus Fund (“the Investors”), all related parties, engaged in a financing transaction, which if fully funded, would result in cash proceeds of $6.25 million to the Company. The term sheet provides for funding in four tranches as further detailed in Note 9. On September 28, 2009, the Company issued 8% Convertible Promissory Notes in the principal amount of $1.68 million (the “First Tranche”). The Notes matured on the earlier of (i) the closing of the Second Tranche of the Series B Convertible Preferred Stock financing or (ii) December 31, 2010. The Notes were convertible into shares of Common Stock at a price of $0.24 per share at any time at the Investors’ discretion. As further consideration, the Company issued warrants to acquire 6,720,000 shares of Common Stock to the Investors of the First Tranche. The warrants have an exercise price of $0.50 and expire five years from the grant date, subject to acceleration provisions as provided in the Agreement. Upon the closing of the Second Tranche in November 2009, the entire outstanding principal amount of the Notes plus any accrued and unpaid interest automatically converted into Class B Convertible Preferred Stock. The Notes issued in the First Tranche were secured by the Company’s 85% ownership interest in TEPS. In addition, all other Notes held by the Investors were amended and restated to be identical in form to the Convertible Promissory Note issued to the Focus Fund on July 31, 2009, as described above.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $815,000 of the proceeds received to the warrants on a relative fair value basis. In addition, the difference between the effective conversion price of the Notes and the fair value of the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature amounting to $865,000, the intrinsic value of the conversion feature on that date. The total debt discount of $1,680,000 was recorded as a component of loss on extinguishment of debt upon the closing of the Second Tranche in November 2009 (See Note 9).

Management determined that the amended and restated note transactions discussed above, aggregating $4 million in outstanding principal amount, were exchanges of debt instruments with substantially different terms requiring debt extinguishment accounting. A portion of the reacquisition price was allocated to the beneficial conversion options associated with the original debt based on the options’ intrinsic values at the extinguishment date, which resulted in a reduction of $762,000 in additional paid-in capital. The intrinsic value of the amended and restated Notes was $2.5 million, which was recorded as debt discount and was recorded as a component of loss on extinguishment of debt upon the closing of the Second Tranche in November 2009.

The principal and accrued interest on the Notes issued in the First Tranche were converted into 708,762 shares of Class B Convertible Preferred Stock at a price of $2.40 per preferred share on November 19, 2009.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 5: Convertible debt in default

Convertible debt in default consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Convertible Promissory Notes, 18%, originally due May 31, 2010, net of discount of $104 in 2009	$-	$4,133

	$-	$4,133

CASTion Acquisition Financing

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest are convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the holders’ discretion. The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event the Company issues additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price. The Notes originally matured on May 31, 2010.

Interest on the Notes is payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. At December 31, 2010 and 2009, deferred accrued interest amounts added to the principal balances of the Notes amounted to $2,027,000 and $884,000, respectively.

A valuation discount of $313,425 was computed on the Notes based on a fair market value interest rate of 10% compared to the stated rate of 6.5%, which was adjusted to 10% as of November 30, 2007 in accordance with the terms of the Notes. The valuation discount resulted in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date. The total debt discount of $626,607 is amortized to interest expense over the stated term of the Notes. The unamortized total debt discount amounted to $0 and $104,000 at December 31, 2010 and 2009, respectively.

The Notes were in default as of December 31, 2009, as the Company had not made prepayments required from a private placement of equity closed on December 18, 2007 (see Note 6). As detailed in Note 15, the Company entered into Note Amendment and Forbearance Agreements with the holders of these Notes which, among other things, extended the maturity date of these Notes to February 29, 2012.

Note 6: Convertible debt

Convertible debt consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Convertible Promissory Note, 5%, due March 7, 2013, less discount of $345 in 2010 and $494 in 2009	$504	$315
Convertible Promissory Note, 5%, due March 21, 2013, less discount of $132 in 2010 and $180 in 2009	762	671
Convertible Promissory Notes, 10%, due May 31, 2010	-	384
Convertible Promissory Notes, 10%, due February 29, 2012	5,380	-
Convertible Bridge Notes, 10%, due February 29, 2012, net of discount of $496 in 2010	2,246	-

	$8,892	$1,370

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

March 21, 2007 Financing

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

Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $144,000 and $101,000 of accrued interest to the principal balance of the Note as of December 31, 2010 and 2009, respectively.

March 7, 2008 Financing

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007. The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of common stock at a conversion price of $0.50 per share at any time at the election of the holder. As further consideration, the Company issued a warrant to purchase 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price per share of the Company’s common stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The warrant expires on March 7, 2014.

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

Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $99,000 and $59,000 of accrued interest to the principal balance of the Note as of December 31, 2010 and 2009, respectively.

September 15, 2008 Financing

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The warrant permits the holder to purchase, at any time on or before September 30, 2013, up to 4,000,000 shares of our common stock at a purchase price of $1.25 per share. The warrant contains anti-dilution provisions for the adjustment of the exercise price in the event the Company issues additional shares of common stock or securities convertible into common stock (subject to certain specified exclusions) at a price per share less than $0.80 per share (the closing price of the Company’s common stock on September 12, 2008). In March 2009, the Company effected a sale of common stock at an exercise price of $0.35 per share (see Note 9). As a result, the exercise price on the warrants issued to Quercus was reduced to $0.525 per share. The warrant modification resulted in the recording of $1,030,000 of warrant expense in the first quarter of 2009. The warrant also includes conventional provisions permitting “cashless” exercise under certain specified circumstances.

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

In the Agreement, the Company agreed to file one or more registration statements under the Securities Act of 1933 covering the resale by Quercus of the shares of our common stock issuable in payment of interest on the notes, upon conversion of the Notes or upon exercise of the warrant. The registration rights provisions of the Agreement contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event the required registration statements are not filed or are not declared effective prior to deadlines set forth in the Agreement. The Agreement also grants a right of first refusal to participate in any subsequent financing we undertake prior to the earlier of (i) the date on which we first report results of operations reflecting a positive cash flow in each of two successive fiscal quarters or (ii) September 15, 2010 (subject to certain conventional exceptions) in order to permit Quercus to maintain its fully-diluted ownership interest in the Company’s common stock.

The Note was amended and restated on September 28, 2009 in connection with the Series B Convertible Preferred Stock financing as discussed in Note 4. As a result of the amendment and restatement of the Note, the exercise price of the warrants issued was further reduced from $0.525 per share to $0.36 per share. The reduction in the exercise price was accounted as a modification to the warrant and was expensed accordingly. The Note was converted into 870,541 shares of Series B Convertible Preferred Stock in November 2009.

CASTion Minority Interest Financing

In January 2009, the Company issued Convertible Promissory Notes (the “Convertible Notes’) in the aggregate principal amount of $351,614, originally due May 31, 2010, as part of the consideration for the acquisition of the minority shareholders’ interest in CASTion. The Convertible Notes were issued with the same terms and conditions as the Convertible Promissory Notes issued as part of the acquisition of CASTion as detailed in Note 5.

On October 20, 2010, in conjunction with the settlement reached between former minority shareholders of CASTion and former majority shareholders of CASTion as discussed in Note 14, the Company entered into a settlement agreement with the former minority shareholders pursuant to which the former minority shareholders converted notes plus accrued interest totaling $433,000 into 1,802,445 shares of the Company’s common stock at a price of $0.24 per share.

CASTion Acquisition Financing

As discussed in Note 5, the Company issued Convertible Promissory Notes on July 2, 2007, in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion. See Note 15 for a discussion of the Note Forbearance and Amendment Agreement which, among other things, extended the maturity date of these Notes to February 29, 2012.

Bridge Note Financing

On March 10, 2010, the Company entered into a Bridge Loan Agreement, effective March 1, 2010, with six of its principal investors (“the Investors”), all related parties, pursuant to which the Investors agreed to make bridge loans to the Company of $2.6 million in exchange for 3% Secured Convertible Promissory Notes (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 3% per year and were due and payable on February 28, 2011. The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder, into shares of Common Stock at a conversion price of $0.24 per share.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Bridge Notes contain other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default. The Bridge Notes are secured by all of the Company’s assets except for the shares of the Company’s subsidiary, CASTion Corporation (in which no security interest has been granted).

On June 30, 2010, the parties amended the Bridge Loan Agreement pursuant to which the Investors agreed to increase by $2 million the amount of the bridge loans as provided under the Bridge Loan Agreement. The new loans made under the amended Bridge Loan Agreement have been made on terms identical to the original loans under the Bridge Loan Agreement. The Company has received proceeds totaling $4.6 million under the Bridge Loan Agreement.

The Company calculated the difference between the effective conversion price of the Bridge Note and the fair value of the Company’s common stock as of each date of issuance, resulting in a total beneficial conversion feature of $3,053,000, representing the intrinsic value of the conversion feature on the respective issuance dates. The value of the beneficial conversion feature is recorded as a discount on the Bridge Notes and is amortized to interest expense over the stated term of the Bridge Notes.

Pursuant to the terms of the 2009 Financing, as discussed in Note 9, the Third Tranche of the 2009 Financing became effective on July 8, 2010. In the Third Tranche, $1.9 million of bridge loans and accrued interest was converted into 791,668 shares of Series B Convertible Preferred Stock, and the Company issued warrants to purchase 8.3 million shares of common stock at $0.24 per share. As part of this conversion, the Company recorded a loss on extinguishment of debt attributable to the unamortized debt discount on the converted bridge loans in the amount of $614,000 in the third quarter of 2010.

See Note 15 for a discussion of second amendment made to the Bridge Note Agreement to extend the maturity date of these Bridge Notes to February 29, 2012.

Note 7: Income taxes

A valuation allowance equal to the total of the Company's deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance were increases of approximately $1.3 million and $4.0 million during the years ended December 31, 2010 and 2009, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Net operating loss carryforwards	$16,729	$15,506
Contingent liability reserves	224	1,267
Stock options and warrants	5,590	4,744
Valuation discount	1,371	1,061
Other	222	222
	24,136	22,800
Valuation allowance – deferred tax assets	(24,136)	(22,800)
	$-	$-

A reconciliation of income tax expense (credit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the years ended December 31, 2010 and 2009 (in thousands):
	2010	2009

Computed at statutory rate (34%)	$(3,349)	$(5,436)
Increase in valuation allowance for deferred tax assets	1,336	3,964
Non-deductible items and other	2,013	1,472
Provision for income taxes	$-	$-

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

At December 31, 2010, the Company has net operating loss carryforwards, which expire in various amounts during 2011 through 2030, of approximately $44 million. The Internal Revenue Code provides for limitations on the use of net operating loss carryforwards for acquired entities. The Company’s annual limitation for the use of CASTion’s net operating loss carryforwards for periods prior to the date of acquisition for income tax reporting purposes is approximately $300,000.

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

Arthur S. Reynolds, a member of the Company’s Board of Directors, performed the duties of Interim Chief Financial Officer of the Company from August 2009 through November 2009. As compensation for his services, the Company paid Mr. Reynolds a total of $90,000 and issued warrants to purchase 681,103 shares of the Company’s Common Stock at a price between $0.31 and $0.50 per share. The fair value of the warrants on the respective grant dates totaled $102,270, which was recorded as compensation expense in 2009.

The Company has employment agreements with each of its senior officers that specify base compensation, minimum annual increases and lump sum payment amounts in the event of a change in control of the Company.

See Notes 4, 5, 6, 9 and 15 for additional related party transactions.

Note 9: Equity

Common Stock

During 2010, the Company received 50,000 shares of its Common Stock from a former officer as payment for medical benefits under COBRA regulations. These shares are held as Treasury Stock and are recorded at $18,000, which represents the cost of benefits provided.

On March 6, 2009, the Company issued and sold 1,428,571 shares of Common Stock at a price of $0.35 per share and issued warrants to acquire 714,286 shares of Common Stock to an unrelated third party institutional investor for $500,000 in cash. The warrants have an exercise price of $0.525 and expire five years from the grant date. Pursuant to the warrant agreements, the Company reduced the exercise price of the Quercus warrants for 14,000,000 shares of the Company’s Common Stock from $1.25 to $0.525 per share due to the March 6, 2009 sale of Common Stock at $0.35 per share. The warrant modification resulted in the recording of $1,030,000 of warrant expense in the first quarter of 2009.

As discussed in Note 4, the Convertible Promissory Note dated August 12, 2008 maturing on March 31, 2009 plus accrued interest totaling $577,000 was converted to 768,535 shares of the Company’s Common Stock at $.75 per share on April 1, 2009.

As discussed in Note 6, on October 20, 2010, the Company converted notes plus accrued interest totaling $433,000 into 1,802,445 shares of the Company’s Common Stock at a price of $0.24 per share.

The Company issued 200,000 shares valued at $54,000 and 345,000 shares of Common Stock valued at $188,000 during 2010 and 2009, respectively, for services and issued 313,005 shares of Common Stock valued at $109,000 in 2009 as payment of accrued interest on convertible debt.

As discussed in Note 15, in March 2011, an investor of the Company converted 100,000 shares of Series B Convertible Preferred Stock into 1 million shares of the Company’s Common Stock.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Preferred Stock

On September 16, 2009, the Company and an investor group consisting of Quercus, Empire Capital Partners, Robert S. Trump and the Focus Fund (“the Investors”), all related parties, engaged in a financing transaction, which if fully funded, would result in cash proceeds of $6.25 million to the Company. The financing provides for funding in four tranches, with the first and second tranche amounts totaling $3.05 million based on specified time periods and the third and fourth tranche amounts totaling $3.2 million based on the occurrence of specified events.

On September 28, 2009, the Company issued 8% Convertible Promissory Notes in the principal amount of $1.68 million for the first tranche of funding, as discussed in Note 4.

The Company received $1.4 million in the Second Tranche funding on November 19, 2009. The Company issued 583,333 shares of Series B Convertible Preferred Stock at a price of $2.40 per share. Upon the closing of the Second Tranche funding, the outstanding principal and accrued interest on all of the 8% Secured Convertible Promissory Notes totaling $5.9 million converted into 2,454,621 shares of Series B Convertible Preferred Stock at a price of $2.40 per share. Each share of Series B Convertible Preferred Stock is convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock and contains conventional anti-dilution provisions. Except with respect to the election of the Board of Directors, holders of Series B Convertible Preferred Stock will vote on an as-converted basis together with the Common Stock holders on all matters. The Company’s Board of Directors consists of seven members, four of whom are elected by holders of the Company’s Series B Convertible Preferred Stock (three to be designated by Quercus and one by Robert S. Trump) and three by the holders of the Company’s Common Stock.

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

As discussed in Note 4, on March 10, 2010 the Company entered into a Bridge Loan Agreement with the Investors pursuant to which the Investors agreed to make bridge loans to the Company of up to $2.7 million in exchange for 3% Secured Convertible Promissory Notes. The Third Tranche of the financing became effective on July 8, 2010. In accordance with the Bridge Loan Agreement, the Company issued 791,668 shares of Series B Convertible Preferred Stock and warrants for the purchase of 8.3 million shares of the Company’s Common Stock at an exercise price of $0.30 per share in exchange for bridge loans and accrued interest totaling $1.9 million.

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated all of the proceeds received to the warrants on a relative fair value basis. Because the Series B Convertible Preferred Stock is convertible at any time at the investor’s option, the total discount of $1.9 million is considered a “deemed dividend” to the investors of the Preferred Stock as of the date of issuance and increases the net loss attributable to common shareholders on the Company’s Consolidated Statements of Operations.

On August 9, 2010 the Company issued to certain investors a total of 2,083,334 shares of the Company’s Series B Convertible Preferred Stock at a purchase price of $2.40 per share and warrants to purchase up to 33,333,344 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The total proceeds to the Company, net of issuance costs, was $4,625,000.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated all of the gross proceeds received to the warrant on a relative fair value basis. Because the Series B Convertible Preferred Stock is convertible at any time at the investor’s option, the total discount of $5 million is considered a “deemed dividend” to the investors of the Preferred Stock as of the date of issuance and increases the net loss attributable to common shareholders on the Company’s Consolidated Statements of Operations.

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

During 2008, the Company’s stockholders approved the ThermoEnergy Corporation 2008 Incentive Stock Plan (the “2008 Plan”) for officers, employees, non-employee members of the Board of Directors, consultants and other service providers. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock, stock appreciation rights (“SAR”) and incentive stock options. Options may not be granted at an exercise price less than the fair market value of the Company’s Common Stock on the date of grant and the term of the options may not be in excess of ten years. The Company has reserved 20,000,000 shares of Common Stock for issuance under the 2008 Plan.

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

During 2010, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 13,659,102 stock options. The options are exercisable at exercise prices ranging from $0.30 to $0.35 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

During 2009, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 3,720,000 stock options. The options are exercisable at exercise prices ranging from $0.299 to $1.50 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

The fair value of options granted during 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:
	2010	2009

Risk-free interest rate	2.5% - 3.8%	3.0% - 3.9%
Expected option life (years)	10.0	10.0
Expected volatility	80% - 97%	77% - 80%
Expected dividend rate	0%	0%

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

A summary of the Company’s stock option activity and related information for the years ended December 31, 2010 and 2009 follows:
	2010		2009
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	11,203,800	$1.18	8,213,800	$1.38
Granted	13,659,102	$0.30	3,720,000	$0.65
Canceled and expired	(2,797,500)	$1.92	(730,000)	$0.83
Outstanding, end of year	22,065,402	$0.57	11,203,800	$1.18
Exercisable, end of year	9,746,061	$0.91	8,583,800	$1.44

The weighted average grant date fair value of options granted were $0.23 per share and $0.28 per share for the years ended December 31, 2010 and 2009, respectively. The total fair value of options vested were approximately $885,000 and $584,000 as of December 31, 2010 and 2009, respectively.

Exercise prices for options outstanding as of December 31, 2010 ranged from $0.30 to $1.75. The weighted average remaining contractual life of those options was approximately 8.2 years at December 31, 2010. The weighted average remaining contractual life of options vested and exercisable was approximately 6.8 years at December 31, 2010.

As of December 31, 2010, there was $1,691,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The Company recognizes stock-based compensation on the straight-line method.

Warrants

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

The Company recorded general and administrative expense in connection with warrants issued for services amounting to $46,000 for the year ended December 31, 2009. There were no such warrants issued in 2010. The value of the warrants was computed using a Black-Scholes option model.

At December 31, 2010, there were outstanding warrants for the purchase of 90,200,266 shares of the Company’s Common Stock at prices ranging from $0.24 per share to $1.82 per share (weighted average exercise price was $0.41 per share) until expiration (800,000 shares in 2011, 14,833,333 shares in 2012, 8,479,884 shares in 2013, 20,173,722 in 2014, 45,233,327 shares in 2015 and 680,000 shares in 2019).

At December 31, 2010, approximately 210 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments (see Note 15 for subsequent events involving warrants).

Note 10: Acquisition of CASTion Corporation

On July 2, 2007, the Company entered into an Agreement for the Purchase and Sale of Securities with CASTion and six investment funds, pursuant to which the Company acquired shares of the preferred stock of CASTion representing 90.31% of the total issued and outstanding shares of CASTion’s common stock on an as-converted basis and assumed, from certain of the investment funds, $2,000,000 face amount of promissory notes and other debt obligations of CASTion.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

On January 5, 2009, the Company acquired substantially all of the remaining outstanding shares of CASTion Corporation (“CASTion”). The Company issued to six individuals and/or entities 435,442 shares of restricted Common Stock, $351,614 face amount of 10% convertible debt (conversion price of $.50 per share and a maturity date of May 31, 2010) and warrants to acquire 424,164 shares of restricted Common Stock. The fair value of the total consideration was $619,955. The warrants have an exercise price of $0.50 per share and expire in approximately 4.5 years. In addition, the Company escrowed $12,500 in cash to fund the purchase of the shares held by the remaining noncontrolling stockholders that represent less than one percent of the acquired shares.

The acquisition of the CASTion noncontrolling interest was accounted for as an equity transaction. This resulted in a reduction of additional paid-in capital of approximately $2,282,000.

Note 11: Derivative Liabilities

On January 1, 2009 the Company adopted ASC Topic 815-40. This pronouncement provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. Any financial instrument that is not indexed to an entity’s own stock must be recorded as a derivative instrument. The Company evaluated its stock warrants and determined that warrants issued with anti-dilution provisions that protect holders from declines in the stock price and warrants issued for a variable number of shares of common stock were no longer deemed to be indexed to the Company’s own stock. The fair value of these derivative liabilities as of January 1, 2009 was $3,195,000 and was reclassified from additional paid-in capital. The Company used a Black-Scholes valuation model to determine the fair value of the warrants. The significant assumptions used were: exercise prices between $0.50 and $1.25; the Company’s stock price on January 1, 2009, $0.45; expected volatility of 80%; risk free interest rate between 1.3% and 1.6%; and a remaining contract term between 4 and 4.7 years.

During 2009, the Company issued a total of 1.4 million warrants to an investor in conjunction with the August 12, 2008 Securities Purchase Agreement. The exercise price of the warrants was reduced to $0.50 per share as of September 2009. The Company recognized an additional warrant liability of $320,000 for these warrants. In addition, the exercise price on warrants issued to other investors classified as derivative liabilities was reduced to $0.36 per share in September 2009 in accordance with the anti-dilution provisions in the respective warrant agreements.

The fair value of these derivative liabilities as of December 31, 2009 was $2,559,000. The Black-Scholes stock option valuation model was used to determine the fair values. The significant assumptions used were: exercise prices between $0.36 and $0.50; the Company’s stock price on December 31, 2009, $0.28; expected volatility of 80%; risk free interest rate between 1.7% and 3.0%; and a remaining contract term between 3 and 6 years.

The decrease in fair value of the Company’s derivative liabilities resulted in income of $937,000 for the year ended December 31, 2009. This income results from a decrease in the Company’s stock price and the passage of time, partially offset by a reduction in the exercise price of certain warrants previously issued from $1.25 to $0.36 per share.

The Company changed its valuation methodology to a binomial lattice model to more accurately reflect the circumstances that could affect the valuation of these warrants. The Company remeasured its warrant liability using the binomial lattice model as of December 31, 2009 using the same assumptions as above, including a suboptimal exercise factor of 1.25. The difference in the fair value of these derivative liabilities using the binomial lattice model did not have a material effect on the Company’s consolidated financial statements.

The fair value of these derivative liabilities as of December 31, 2010 was $2,852,000. The binomial lattice model was used to determine the fair values. The significant assumptions used were: exercise prices between $0.30 and $0.50; the Company’s stock price on December 31, 2010, $0.26; expected volatility of 91.5%; risk free interest rate between 0.15% and 0.98%; a remaining contract term between 2 and 5 years; and a suboptimal exercise factor of 1.25.

The increase in fair value of the Company’s derivative liabilities resulted in an expense of $293,000 for the year ended December 31, 2010. The expense results primarily from a reduction in the exercise price of certain warrants previously issued from $0.50 per share and $0.36 per share to $0.30 per share, partially offset by the passage of time.

Note 12: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2010, the Plan had not been funded nor submitted to the Internal Revenue Service for approval. The Company has a 401(k) Plan, but no employer contributions have been made to date.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 13: Segments

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

Note 14: Commitments and contingencies

The following table summarizes the Company’s operating lease commitments on its primary facility in Worcester, MA at December 31, 2010: (in thousands)

Payments due in:	Amounts due
2011	$102
2012	104
2013	8

$214

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

In July 2009, the special counsel presented a report to the Chairman of the Company’s Audit Committee which summarized the findings of the investigation, including the forensic accounting review. The report confirmed that the Company had not filed any payroll tax returns or paid any payroll taxes since mid-2005 and that the Company’s former CFO had sole responsibility for performing those functions. The report indicated that the former CFO’s representations regarding the status of the payroll tax matters were false and misleading and that he had made false accounting entries in the Company’s records to conceal the nonpayment of the payroll taxes. A computation of the outstanding payroll tax liabilities and of statutory interest and penalties relating to the nonpayment of the payroll taxes and the non-filing of the payroll tax returns as of December 31, 2008 was included in the report.

On July 31, 2009, the Company’s Board of Directors unanimously approved a resolution that the former CFO’s employment be terminated for cause. The former CFO resigned on August 3, 2009.

The Company accrued additional payroll taxes of approximately $1.1 million and penalties and interest of $246,000 in 2009. These amounts are included as part of general and administrative expense on the Company’s consolidated statement of operations. Accrued payroll taxes, which includes penalties and interest, totaled approximately $5 million as of December 31, 2009. Management has filed all delinquent payroll tax returns.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008.  Pursuant to the Offer in Compromise, the Company has agreed to satisfy its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).  During the pendency of the IRS review of the Offer in Compromise the Company made interim payments totaling $1,335,000; a balance of $799,636 remains to be paid in monthly installments of $89,000 each through December 2011.  In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated.  The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

Accrued payroll taxes, which includes penalties and interest related to delinquent state payroll tax liabilities, totaled approximately $1.5 million at December 31, 2010.  The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

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

On October 20, 2010 the Company, the Plaintiffs and the Defendants entered into a settlement agreement (the “Settlement”) resolving all matters related to the Complaint. As part of the Settlement, we agreed to pay $66,000 to the Defendants; issue 55,554 shares of our Series B Convertible Preferred Stock to the Defendants; amend the terms of our Convertible Notes with the Plaintiffs to reduce the conversion price of the Notes from $0.50 per share to $0.24 per share (which were immediately converted into Common Stock; see CASTion Minority Interest Financing section of Note 6), modify the exercise price of certain warrants held by the Plaintiffs from $0.50 per share to $0.24 per share, and issue to the Defendants additional warrants to purchase our common stock. Total expense related to the Settlement totaled $600,000 and was recorded in general and administrative expense on the Company’s consolidated statement of operations for the year ended December 31, 2010.

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer, filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement. The two parties are currently negotiating a settlement agreement. The Company has made provisions for all expected losses from litigation-related contingencies.

In addition to the matters described above, the Company is involved from time to time in litigation incidental to the conduct of its business. Judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As a result of its reviews of litigation and threatened litigation, the Company recorded approximately $1 million of litigation-related expenses for the year ended December 31, 2010, of which $600,000 was paid during 2010. These expenses are recorded as part of general and administrative expense on the Company’s Consolidated Statement of Operations for the year ended December 31, 2010, and amounts accrued are recorded as part of other current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2010. The Company did not record any such expenses in 2009.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 15: Subsequent events

On January 7, 2011 the Company entered into Note Amendment and Forbearance Agreements (the “Agreements”) with the holders of the Convertible Promissory Notes (the “Old Notes”) as detailed in Note 5. Per the Agreements, (i) the Company made payments totaling $1,144,336 against the outstanding balances of the Old Notes; (ii) the Noteholders converted an aggregate of $902,710 in principal and accrued interest under the Old Notes into shares of the Company’s Series B Convertible Preferred Stock; (iii) the Company issued to the Noteholders warrants for the purchase of an aggregate of 17,585,127 shares of its Common Stock at an exercise price of $0.40 per share and an aggregate of 6,018,065 shares of its Common Stock at an exercise price of $0.30 per share; (iv) the Company amended and restated the Old Notes to read in the form of Amended and Restated Promissory Notes due February 29, 2012 as detailed in Note 6 (the “Restated Notes” and, with the Old Notes, the “Notes”); (v) the Company made additional cash payments to the Noteholders totaling $37,914; and (vi) the Noteholders agreed, subject to certain conditions set forth in the Note Amendment and Forbearance Agreements, to forbear until February 29, 2012, from exercising their rights and remedies under the Restated Notes.

The Restated Notes bear interest at the rate of 10% per annum. Installment payments (based on a 10-year amortization schedule) are due on the last day of each month beginning January 31, 2011 and continue through February 29, 2012, at which time the entire unpaid principal amount of, and accrued interest on, the Restated Notes shall be due and payable. The Restated Notes are convertible, in whole or in part, at any time at the election of the Noteholders, into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. In the event, on or before July 5, 2011, the Company makes any payments of principal or accrued interest on the Restated Notes, then simultaneously with the making of such payment a portion of the remaining principal and accrued and unpaid interest on the Restated Notes in an amount equal to the amount of such payment shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. In the event that (i) the closing price of the Company’s Common Stock equals or exceeds $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeds 30,000 shares for 20 consecutive trading days, then the entire principal amount of the Restated Notes then outstanding, plus all accrued and unpaid interest thereon, shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.

On February 25, 2011 the Company entered into Note Extension and Amendment Agreements with the holders of the Bridge Notes as detailed in Note 4. These Notes, as amended (the “Amended Notes”) bear interest at the rate of 10% per annum. The Amended Notes are convertible into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share at any time at the election of the Noteholders. In the event, prior to the maturity date of the Amended Notes, we pay in full the Restated Notes as detailed above, then the Amended Notes shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. In the event that (i) the closing price of the Company’s Common Stock equals or exceeds $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeds 30,000 shares for 20 consecutive trading days, then the entire principal amount of the Amended Notes, plus all accrued and unpaid interest, shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. Upon conversion of all or any portion of the Amended Notes, the Company will issue five-year warrants for the purchase, at an exercise price of $0.30 per share, of that number of shares of the Company’s Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”). The Amended Notes contain other conventional terms, including events of default upon the occurrence of which the Restated Notes become immediately due and payable.

In March 2011, an investor of the Company converted 100,000 shares of the Company’s Series B Convertible Preferred Stock into 1 million shares of Common Stock.

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008.  Pursuant to the Offer in Compromise, the Company has agreed to satisfy its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).  During the pendency of the IRS review of the Offer in Compromise the Company made interim payments totaling $1,335,000; a balance of $799,636 remains to be paid in monthly installments of $89,000 each through December 2011.  In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated.  The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

Index of Exhibits

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation of ThermoEnergy Corporation, as amended — Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 9, 2010
3(ii)	By-laws, as amended — Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K filed November 24, 2009
4.1*	ThermoEnergy Corporation 2008 Incentive Stock Plan, as amended — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 23, 2010
4.2	Form of 5% Convertible Promissory Note due March 21, 2013 issued to Martin A. Roenigk — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 22, 2007
4.3	Form of Common Stock Purchase Warrant issued to Martin A. Roenigk — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007
4.4
Form of Convertible Promissory Notes due February 29, 2012, dated January 4, 2011, issued pursuant to the several Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and BancBoston Ventures, Inc.; BCLF Ventures I, LLC; Essex Regional Retirement Board; Massachusetts Technology Development Corporation; and Spencer Trask Specialty Group, LLC   —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 14, 2011

4.5
Form of Common Stock Purchase Warrants issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein  —  Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 10, 2007

4.6 *	Common Stock Purchase Warrant issued to Jeffrey L. Powell — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2007
4.7
Form of Common Stock Purchase Warrants issued to The Focus Fund and Robert S. Trump  —  Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.8
Form of 7.5% Convertible Promissory Notes issued to The Focus Fund and Robert S. Trump  —  Incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007

4.9
Warrant Agreement dated November 5, 2004 by and between ThermoEnergy Corporation and Robert S. Trump, together with Form of Warrant  —  Incorporated by reference to Exhibit 99.SS to Amendment No. 10 to Schedule 13D of Robert S. Trump filed on December 2, 2004

4.10
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2007

4.11	Amendment No. 1 to Common Stock Purchase Warrant No. 2007-12-1 — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 17, 2008
4.12	7.5% Convertible Promissory Notes due December 31, 2008 issued to Robert S. Trump — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008
4.13	Common Stock Purchase Warrant No. 2008-RT1 issued to Robert S. Trump — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 18, 2008
4.14
Form of Common Stock Purchase Warrant issuable pursuant to  Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust  —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2008

4.15	10% Convertible Promissory Notes due September 30, 2013 issued to The Quercus Trust — Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2008
4.16	10% Secured Convertible Promissory Note issued to The Quercus Trust — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 17, 2009
4.17
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of March 6, 2009  —   Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 28, 2009

4.18
Form of 10% Convertible Promissory Note due October 31, 2009 issued pursuant to Securities Purchase Agreement dated as of April 27, 2009  —   Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 28, 2009

4.19
Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of April 27, 2009  —  Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 28, 2009

4.20
Warrant No. W09-10 for the purchase of 600,000 shares of the Common Stock of ThermoEnergy Corporation issued to The Focus Fund, LP  —   Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 30, 2009

4.21
10% Secured Convertible Promissory Note of ThermoEnergy Corporation dated June 25, 2009 in the principal amount of $150,000 issued to The Quercus Trust   —   Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2009

4.22
10% Convertible Promissory Note of ThermoEnergy Corporation dated June 17, 2009 in the principal amount of $108,000 issued to The Focus Fund, LP  —   Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 30, 2009

4.23	8% Secured Convertible Promissory Note in the principal amount of $600,000 issued to Focus Fund L.P. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2009
4.24	Common Stock Purchase Warrants issued to Focus Fund L.P. — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 27, 2009
4.25
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

4.27
Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Investors named therein   —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 24, 2009

4.28
Form of Common Stock Purchase Warrants issued pursuant to the several Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and BancBoston Ventures, Inc.; BCLF Ventures I, LLC; Essex Regional Retirement Board; Massachusetts Technology Development Corporation; and Spencer Trask Specialty Group, LLC   —  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 14, 2011

10.1
License Agreement, effective December 30, 1997, by and between ThermoEnergy Corporation and Battelle Memorial Institute  —  Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-QSB for the period ended March 31, 1998

10.2
Amendment No. 1 to License Agreement between ThermoEnergy Corporation and Battelle Memorial Institute  —  Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-KSB for the year ended December 31, 2004

10.3
Amendment No. 2 to License Agreement between ThermoEnergy Corporation and Battelle Memorial Institute  —  Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 2005

10.4
License Agreement, effective October 1, 2003, by and between ThermoEnergy Corporation and Alexander G. Fassbender  —  Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2003

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

10.43
Note Extension and Amendment Agreement dated as of February 25, 2011 by and among ThermoEnergy Corporation and The Quercus Trust; Robert S. Trump; Focus Fund L.P.; Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd.   —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2011

10.44
Form of Amended and Restated Secured Convertible Promissory Notes dated issued pursuant to the Note Extension and Amendment Agreement by and among ThermoEnergy Corporation and The Quercus Trust; Robert S. Trump; Focus Fund L.P.; Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd.   —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 3, 2011

10.45
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

10.46
Contract No. PO-98B (Registration No. CTC 826 20101417884) between The City of New York Department of Environmental Protection and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2010

10.47
Securities Purchase Agreement dated as of August 9, 2010 by and among Security Equity Fund, Mid Cap Value Fund; SBL Fund, Series V (Mid Cap Value); Security Equity Fund, Mid Cap Value Institutional Fund; SBL Fund, Series Q (Small Cap Value); and Security Equity Fund, Small Cap Value Fund and ThermoEnergy Corporation   —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2010

10.48
Form of Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and BancBoston Ventures, Inc.; BCLF Ventures I, LLC; Essex Regional Retirement Board; Massachusetts Technology Development Corporation; and Spencer Trask Specialty Group, LLC   —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 14, 2011

21.1	Subsidiaries of the Issuer — Filed herewith
24.1	Power of Attorney of Dennis C. Cossey, Cary G. Bullock, Teodor Klowan, Jr., David Anthony, J. Winder Hughes III, Shawn R. Hughes, and Arthur S. Reynolds — Filed herewith
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

*  May be deemed a compensatory plan or arrangement