Form 10-K/A
period 2010-12-31
THERMOENERGY CORP
filed 2011-05-02
CIK 884504

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
Class – Common Stock, $.001 par value Outstanding at March 28, 2011 – 56,681,918 shares

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the purpose of amending Part III, Items 10, 11, 12, 13 and 14 to include information previously omitted from the original filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed within 120 days after the end of the relevant fiscal year.  Our definitive proxy statement for our 2011 Annual Meeting will not be filed within 120 days after the end of the fiscal year ended December 31, 2010.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of our original Annual Report on Form 10−K on March 31, 2011 or modify or update other information or exhibits to our Annual Report on Form 10−K other than Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

PART III

ITEM 9.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors:

Name	Position
Dennis C. Cossey	Director, Chairman of the Board
Cary G. Bullock	Director, President and Chief Executive Officer
David Anthony	Director
J. Winder Hughes III	Director
Shawn R. Hughes	Director
Arthur S. Reynolds	Director
Teodor Klowan, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Dennis C. Cossey, age 65, has served as a director of the Company since 1988 and as Chairman of our Board of Directors since 1990. Since March 1, 2010, he has held the title “Executive Chairman.”  Mr. Cossey was our Chief Executive Officer from 1988 through January 27, 2010.  Mr. Cossey also serves as a member of the Boards of Directors of our subsidiaries, CASTion Corporation and ThermoEnergy Power Systems LLC.  Prior to joining the Company, Mr. Cossey served in executive and marketing positions at a number of companies, including IBM and Peter Kiewit Sons.  Mr. Cossey is a member of several industry professional groups including the US Naval Institute, the New York Academy of Sciences, the National Safety Council, the American Chemical Society, the Asia Pacific Water Council, the International Power Producers Forum and the Association of Energy Engineers.  Mr. Cossey has testified before Congress on various environmental issues.  Mr. Cossey brings to the Board deep experience in the management of publicly-financed research and operating projects and in the development and maintenance of government relationships on the federal, state and municipal levels.

Cary G. Bullock, age 65, was appointed as our President and Chief Executive Officer and was elected to our Board of Directors on January 27, 2010.  Mr. Bullock also serves as Chief Executive Officer and a member of the Board of Directors of our subsidiary, ThermoEnergy Power Systems LLC, as a member of the Board of Managers of Babcock-Thermo Carbon Capture LLC, our joint venture with Babcock Power, Inc., and as President and a member of the Board of Directors of our subsidiary, CASTion Corporation.  Prior to becoming our President and CEO, Mr. Bullock had been employed by GreenFuel Technologies Corporation, serving as Chief Executive Officer from February 2005 through July 2007 and as Vice President for Business Development from July 2007 through January 2009; he was a member of the Board of Directors of GreenFuel Technologies Corporation from February 2005 through August 2009. In May 2009, GreenFuel Technologies ceased business operations and made an assignment of its assets to a trustee for the benefit of its creditors.   From February 2009 through January 2010, Mr. Bullock served a variety of clients as an independent consultant and business advisor.  Prior to joining GreenFuel Technologies, Mr. Bullock was Chairman and Chief Executive Officer of Excelergy Corporation, Vice President of KENETECH Management Services and President of its affiliate, KENETECH Energy Management, Inc., Chairman and Chief Executive Officer of Econoler/USA Inc., Vice President of Engineering and Operations and Principal Engineer of Xenergy Inc., Director of Special Engineering and a Senior Engineer at ECRM, Inc. and a Senior Engineer at Sylvania Electronics Systems.  Mr. Bullock received an A.B. from Amherst College and an S.B. and an S.M. from Massachusetts Institute of Technology.  Having worked as a senior executive in several early stage energy companies, Mr. Bullock brings to the Board extensive industry and strategic experience.

David Anthony, age 50, has been a director of the Company since October 2009.  Mr. Anthony also serves as a member of the Board of Managers of Babcock-Thermo Carbon Capture LLC, our joint venture with Babcock Power, Inc., and as a member of the Board of Directors of our subsidiary, CASTion Corporation.  Since 2003, he has been Managing Director of 21 Ventures, LLC, a VC management firm providing seed, growth and bridge capital for technology ventures.  Mr. Anthony sits on numerous boards, including: Axion Power International, Inc.; Clean Power Technologies Inc.; Solar EnerTech Corp.; Energy Focus, Inc.; Advanced Hydro, Inc.; Advanced Telemetry, LLC; Aero Farm Systems LLC; Applied Solar LLC; BioPetroClean, Inc.; Expansion Media, LLC; ETV Motors, Ltd.; Graphene Energy, Inc.; Gravity Power, LLC; GreenRay, Inc.; Lightwave Power, Inc.; Magenn Power, Inc.; ReGen Power Systems LLC; Safe Hydrogen, LLC; Variable Wind Solutions Ltd.; Agent Video Intelligence Ltd.; and Command Speech Ltd.  Prior to 21 Ventures, Mr. Anthony launched Notorious Entertainment, a developer of multimedia brands.  Mr. Anthony received a B.A. in Economics from George Washington University and an M.B.A. from Dartmouth College.  Mr. Anthony brings to the Board extensive public company corporate governance and venture capital experience.

J. Winder Hughes III, age 52, has been a director of the Company since July 2009 (except for the period from January 27, 2010 to February 5, 2010).  Mr. Hughes also serves as a member of the Board of Managers of Babcock-Thermo Carbon Capture LLC, our joint venture with Babcock Power, Inc., and as a member of the Board of Directors of our subsidiary, CASTion Corporation.  Since 1995, Mr. Hughes has served as the managing partner of Hughes Capital Investors, LLC, which manages private assets and raises money for small public companies.  He formed the Focus Fund, LP in 2000 (with Hughes Capital as the fund manager), which is a highly-concentrated equity partnership that focuses on publicly-traded emerging growth companies.  From November 2007 to November 2009, Mr. Hughes was a director of Viking Systems, Inc, a manufacturer of surgical tools.  From 1983 to 1995, Mr. Hughes was an investment executive, first with Kidder Peabody & Co. and subsequently with Prudential Securities.  Mr. Hughes holds a B.A. in Economics from the University of North Carolina at Chapel Hill.  Mr. Hughes brings to the Board significant experience with capital raising, corporate restructuring, and managing strategic business relationships.

Shawn R. Hughes, age 50, has been a director of the Company since October 2009.  He previously served as a member of our Board of Directors from September 2008 until January 2009.  Mr. Hughes also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation.  He served as President and Chief Operating Officer of the Company from January 1, 2008 to January 27, 2010. From June 15, 2007 through December 31, 2007, he was employed by us to assist the Chief Executive Officer in administering corporate affairs and overseeing all of our business operating functions. From November 2006 to May 2007, Mr. Hughes served as President and Chief Operating Officer of Mortgage Contract Services.  From 2001 to 2006, Mr. Hughes served as Chief Executive Officer of Fortress Technologies.  Mr. Hughes holds a B.S.B.A. from Slippery Rock University and an M.B.A. from Florida State University.  Mr. Hughes brings to the Board extensive experience in executive management and strategic planning.

Arthur S. Reynolds, age 67, has been a director of the Company since October 2008.  He also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation.  From August 3, 2009  through November 16, 2009, Mr. Reynolds served as our interim Chief Financial Officer, and except during that period, has been Chairman of the Audit Committee of the Board of Directors.  He is the founder of Rexon Limited of London and New York where, since 1999, he has served as managing director. Mr. Reynolds was founder and, from 1997 to 1999, managing partner of London-based Value Management & Research (UK) Limited.   Mr. Reynolds was the founder and, from 1982 to 1997, served as managing director of Ferghana Financial Services Limited.  Prior thereto, Mr. Reynolds held executive positions at Merrill Lynch International Bank Limited, Banque de la Société Financière Européene, J.P. Morgan & Company and Mobil Corporation.  From July 30 to November 30, 2011, Mr. Reynolds was the Chief Executive Officer of Clean Power Technologies.  Mr. Reynolds is a director of Apogee Technology, Inc.  Mr. Reynolds holds an A.B. from Columbia University, a M.A. from Cambridge University, and an M.B.A. in Finance from New York University.  Mr. Reynolds brings to the Board extensive financial and executive experience across multiple sectors, with special strength in the international arena.

Teodor Klowan, Jr., age 42, was appointed as our Executive Vice President, Secretary and Treasurer on November 2, 2009 and became our Chief Financial Officer on November 16, 2009.  He also serves as Clerk and Treasurer of our subsidiary, CASTion Corporation.  Mr. Klowan has been a certified public accountant since 1991.  From November 2007 through February 2009 he was Chief Financial Officer and from May 2006 to November 2007 he was Vice President, Corporate Controller and Chief Accounting Officer of Nestor, Inc., a publicly held automated speed and red light technology company.  On June 3, 2009, a receiver was appointed by the Rhode Island Superior Court for the business and assets of Nestor, Inc.   Mr. Klowan was Corporate Controller of MatrixOne, Inc. in 2005 and Corporate Controller and Chief Accounting Officer at Helix Technology Corporation from 1999 to 2004. He was Assistant Corporate Controller of Waters Corporation from 1996 to 1999. Prior to 1996, Mr. Klowan worked in management and staff positions at Banyan Systems, Inc. and Ernst & Young.  Mr. Klowan holds a B.A. in Accounting from Bryant University and an M.B.A. in International Finance from Clark University.

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

Committees of the Board of Directors

Compensation and Benefits Committee.  The Compensation and Benefits Committee consists of Mr. Anthony, as Chairman, Mr. Shawn Hughes, and Mr. Winder Hughes.  This committee makes recommendations to the Board of Directors on compensation generally, executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation.  The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated.  The Board has determined that the following members of the Compensation and Benefits Committee are independent: Mr. Anthony and Mr. Winder Hughes.

Audit Committee.  The Audit Committee consists of Mr. Reynolds, as Chairman, Mr. Winder Hughes, and Mr. Anthony.  This committee oversees the Company’s financial reporting process and internal controls.  The Audit Committee is governed by a written charter approved by the Board of Directors.  The charter sets out the Audit Committee’s membership requirements and responsibilities.  A copy of the Audit Committee charter was provided to shareholders as Annex A to the Company’s 2007 proxy statement.  As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied.  The Audit Committee selects the Company’s registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence.  The Board has determined that all of the members of the Audit Committee are “independent directors” and “audit committee financial experts” (as defined in Item 407(d)(5)(ii) of Regulation S-K).

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

On April 12, 2010, the Audit Committee engaged CCR LLP ("CCR") as the Company’s principal independent accountants to audit the Company’s financial statements, replacing Kemp & Company, a Professional Association ("Kemp"), who were dismissed as the Company’s principal independent accountants on the same day.  We made this change primarily because the Company relocated its financial operations from Little Rock, Arkansas to Worcester, Massachusetts. CCR is a regional firm with headquarters in Westborough, Massachusetts which can provide local support on a timely basis, while Kemp does not maintain offices outside of Little Rock, Arkansas.

During our two most recent fiscal years and during the subsequent interim period, neither management nor the Audit Committee consulted with CCR regarding any matter, including without limitation (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (iii) any matter that was either the subject of a disagreement (as defined in Item 304, paragraph (a)(1)(iv) of Regulation S-K and the instructions related to such Item 304) with Kemp or a reportable event (as defined in paragraph (a)(1)(v) of such Item 304).

Kemp's reports on the Company’s financial statements for the fiscal years ended December 31, 2008 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles, except that Kemp’s reports for both fiscal years contained explanatory paragraphs describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  During the fiscal years ended December 31, 2008 and 2009, there were no disagreements between management and Kemp on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to Kemp’s satisfaction, would have caused Kemp to make reference to the subject matter of such disagreements in its report, except as reported by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.

In connection with its audits of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2009, Kemp advised the Audit Committee of certain matters involving internal controls over financial reporting that Kemp considered to be material weaknesses.  We discussed such matters with Kemp and management has undertaken efforts to correct the deficiencies in internal controls identified by Kemp.  We have authorized Kemp to respond fully to CCR concerning such matters.

With respect to the fiscal year ended December 31, 2010, the Audit Committee met frequently and held extensive discussions with management and with representatives of CCR. Management represented to us that the Company’s consolidated financial statements for such fiscal year were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the audited financial statements and related disclosures with management and the independent public accountants, including a review of the significant management judgments underlying the financial statements and disclosures.  The Audit Committee also discussed with the independent public accountants the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU 380), as amended.

In addition, the Audit Committee discussed with representatives of CCR that firm’s independence from the Company and its management, and also considered whether the non-audit services performed during fiscal year 2010 by the independent public accountants were compatible with maintaining the accountants’ independence.  The independent public accountants have provided to the Committee the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).

The Committee discussed with the Company's independent public accountants the overall scope and plans for its audit. At the end of each fiscal quarter, the Committee met with the independent public accountants, with and without management present, to discuss the results of its examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the Securities and Exchange Commission.

March 24, 2011

Audit Committee
Arthur S. Reynolds, Chairman
David Anthony
J. Winder Hughes III

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

Code of Ethics

The Company’s Code of Business Conduct and Ethics, including provisions that apply to our Chief Executive Officer and our Chief Financial Officer, is posted on our corporate website at http://ir.stockpr.com/thermoenergy.

Attendance at the Annual Meeting and at Board and Committee Meetings

Although we do not have a requirement that all members of the Board of Directors attend the Annual Meeting of Shareholders, such attendance is strongly encouraged.  All of the directors attended the Special Meeting in lieu of our 2010 Annual Meeting of Shareholders. During the fiscal year ended December 31, 2010, the Board of Directors held 31 meetings and every director attended at least 75% of those meetings. During 2010, the Audit Committee held six meetings, the Compensation and Benefits Committee held two meetings, and the Nominating Committee held one meeting.  All members of the Committees attended at least 75% of the meetings of their respective Committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended  requires our executive officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, during the fiscal year ended December 31, 2010 all of our  executive officers and directors made all required Section 16(a) filings on a timely basis.

ITEM 10.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2010 and 2009.

Executive Compensation (1)

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)

Dennis C. Cossey	2010	$229,839	$304,190	$34,276	$568,305
Chairman and CEO (3)	2009	$228,750	$0	$41,944	$270,694

Cary G. Bullock	2010	$207,285	$1,731,170	$57,008	$1,995,463
President and CEO (4)	2009	$0	$0	$0	$0

Teodor Klowan, Jr.	2010	$177,883	$335,168	$0	$513,051
Executive Vice President and CFO (5)	2009	$21,314	$662,146	$0	$683,460

Alexander G. Fassbender
Executive Vice President and	2010	$31,923	$0	$7,455	$37,378
Chief Technology Officer (6)	2009	$232,500	$0	$23,184	$255,684

Shawn R. Hughes	2010	$292,571	$0	$34,608	$327,179
President and Chief Operating Officer (7)	2009	$229,167	$143,000	$39,833	$412,000

Arthur S. Reynolds	2010	$118,000	$0	$0	$118,000
Interim CFO (8)	2009	$105,000	$138,856	$0	$243,856

Andrew T. Melton	2010	$0	$0	$0	$0
Executive Vice President and CFO (9)	2009	$79,166	$0	$31,933	$111,099

(1)
Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named executive officers required to be reported in such columns during 2010 or 2009.

(2)
The amounts in the column “All Other Compensation” reflect the following items: automobile expenses, medical and insurance reimbursement, temporary living expenses, moving relocation expense reimbursement and salary to executive officers’ spouses.

(3)	Mr. Cossey served as Chairman and CEO until Mr. Cary Bullock was hired on January 27, 2010. After that date, Mr. Cossey served as Executive Chairman.
(4)	Mr. Bullock was hired on January 27, 2010.
(5)	Mr. Klowan was hired on November 2, 2009 as Executive Vice President and assumed the role of Chief Financial Officer on November 16, 2009.
(6)	Mr. Fassbender’s employment as Executive Vice President and Chief Technology Officer terminated on March 3, 2010.
(7)	Mr. Hughes’s employment as President and Chief Operating Officer terminated upon the hiring of Mr. Bullock on January 27, 2010.
(8)	Mr. Reynolds served as Interim Chief Financial Officer from August 3, 2009 until November 16, 2009, when Mr. Klowan was named as Chief Financial Officer.
(9)	Mr. Melton’s employment as Executive Vice President and Chief Financial Officer terminated on August 3, 2009

Compensation of the Board

Directors do not receive cash compensation for serving on the Board or its committees.  Non-employee directors are awarded annual grants of non-qualified stock options.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings.  We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2010 to our directors who were not also named executive officers at the time they received compensation as directors:

Director Compensation(1)

	Fees Earned or	Option Awards
Name	Paid in Cash	($)(2)		Total ($)
David Anthony	None	$9,295	(3)	$9,295
Shawn R. Hughes	None	$9,295	(3)	$9,295
J. Winder Hughes III	None	$9,295	(3)	$9,295
Arthur S. Reynolds	None	$9,295	(3)	$9,295

(1)
Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors required to be reported in such columns during 2010.

(2)
The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 710.  Assumptions used in the calculation of these amounts are included in Note 9 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2010.  The amounts shown exclude the impact of any forfeitures related to service-based vesting conditions.  The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)
An option to purchase 30,000 shares of Common Stock at an exercise price of $0.35 per share was granted to each of Messrs. Anthony, Shawn Hughes, J. Winder Hughes III and Reynolds on November 18, 2010; these options vest on the date of our 2011 Annual Meeting of Stockholders and expire on November 18, 2020.

Outstanding Equity Awards at December 31, 2010

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2010.  No named executive officer exercised options in the fiscal year ended December 31, 2010.

	Stock Option Awards
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Dennis C. Cossey	150,000	none	$0.94	01/20/2011
	350,000	none	$1.11	01/02/2011
	797,500	none	$1.75	06/30/2018
	250,000	none	$1.50	02/27/2019
	none	1,000,000	$0.30	03/01/2020

Cary G. Bullock	2,039,851	6,119,550	$0.30	01/27/2020

Teodor Klowan, Jr.	781,250	1,718,750	$0.32	11/02/2019
	493,660	1,086,081	$0.30	01/27/2020

Alexander G. Fassbender	150,000	none	$0.94	01/20/2011
	350,000	none	$1.11	01/02/2011
	412,500	none	$1.75	06/30/2018
	250,000	none	$1.50	02/27/2019

Shawn R. Hughes	250,000	none	$1.50	02/27/2019
	600,000	none	$0.24	09/16/2019
	none	30,000	$0.35	11/18/2020

Arthur S. Reynolds	48,232	none	$0.31	07/31/2014
	45,455	none	$0.33	08/31/2014
	40,541	none	$0.37	09/30/2014
	46,875	none	$0.32	10/31/2014
	500,000	none	$0.50	11/30/2014
	30,000	none	$1.24	10/03/2018
	40,000	none	$1.24	06/30/2019
	30,000	none	$0.39	12/15/2019
	none	30,000	$0.35	11/18/2020

Andrew T. Melton	150,000	none	$0.94	01/20/2011
	350,000	none	$1.11	01/02/2011

Employment Contracts and Agreements

We have written employment agreements with each of our senior executives. Set forth below are descriptions of the agreements with each of our current executive officers and with each person who was an executive officer on December 31, 2010.

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

Alexander G. Fassbender.  Our employment agreement with Alexander G. Fassbender, who was our Executive Vice President and Chief Technology Officer until March 3, 2010, provided for a continuous three-year term (subject to our right to terminate the annual extensions upon 60 days’ written notice), with a beginning base compensation of $135,000 (in 1998) with 15% annual increases, capped at $250,000, after which annual increases will be determined on the basis of changes in the consumer price index. Mr. Fassbender was also eligible for discretionary incentive compensation of up to 50% of his base salary, as determined by the Compensation and Benefits Committee of our Board of Directors. Upon the termination of his employment following a change in control of the Company, Mr. Fassbender was entitled to a lump sum payment equal to 2.99 years’ base compensation in effect on the date of such change of control.  The employment agreement also contained certain restrictive covenants protecting trade secrets and prohibiting Mr. Fassbender from competing with us or soliciting our customers or employees for a period of one year after the termination of his employment. In April 2010 following the termination of his employment, Mr. Fassbender filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  We have reached a settlement with Mr. Fassbender and the parties have jointly filed a motion to dismiss the complaint.

Shawn R. Hughes.  On September 16, 2009 we entered into an Executive Employment Agreement with Shawn R. Hughes, who was, until January 27, 2010, our President and Chief Operating Officer.  The agreement provided that term of Mr. Hughes’s employment expired on the earlier of (i) the date on which the Company had appointed both a new Chief Executive Officer as successor to Dennis C. Cossey and a new Chief Financial Officer as successor to Arthur S. Reynolds or (ii) March 31, 2010 (in either case, the “Termination Date”); provided, however, that the Termination Date was extended until February 28, 2010 to permit Mr. Hughes to assist in the transition of authority to Cary G. Bullock, our new President and CEO.  Mr. Hughes’s Executive Employment Agreement provided for a base salary of $150,000 per annum, with an entitlement to a bonus, upon completion of a certain contract involving our subsidiary, CASTion Corporation, in an amount equal to 10% of CASTion’s gross profits on such contract.  Pursuant to the agreement, we made severance payments in the amount of $20,834 per month to Mr. Hughes during the period from March 1, 2010 through February 28, 2011.  The agreement also contained certain restrictive covenants protecting trade secrets and prohibiting Mr. Hughes from competing with us or soliciting our customers or employees for a period of one year after the termination of his employment.

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

Stock Option and Stock-Based Awards.  We believe that long-term performance is best stimulated through an ownership culture that encourages such performance through the use of stock-based awards. The ThermoEnergy Corporation 2008 Incentive Stock Plan was established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of shareholders and with our long-term success. Our Board of Directors believes that the use of stock options and other stock-based awards offers the best approach to achieving our long-term compensation goals. While the 2008 Incentive Stock Plan provides for a variety of stock-based awards, to date we have relied exclusively on stock options to provide equity incentive compensation. We believe that stock options most effectively focus the attention of our executives and management on long-term performance and stock price appreciation. Stock options granted to our executive officers have an exercise price equal to the fair market value of our common stock on the grant date. Our stock options typically vest 25% on the first anniversary of grant and thereafter in equal quarterly installments over an additional three-year period, and generally expire ten years after the date of grant. Stock option grants to our executive officers are made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally,  to meet special retention or performance objectives. Proposals to grant stock options to our executive officers are made by our CEO to the Compensation and Benefits Committee. The Compensation and Benefits Committee considers the estimated Black-Scholes valuation of each proposed stock option grant in determining the number of shares subject to each option grant.  In light of the significance we place on equity-based incentive compensation, in January 2010 our Board of Directors amended the 2008 Incentive Stock Plan to increase the number of shares of our common stock available for grant under such Plan from 10,000,000 to 20,000,000 and to remove the limit on the number of shares with respect to which stock options may be granted to any individual.  At the Special Meeting in lieu of the 2010 Annual Meeting in November 2010, the shareholders ratified the amendments to the 2008 Incentive Stock Plan.

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

ITEM 11.  Security Ownership by Certain Beneficial Owners, Directors and Executive Officers

The following table sets forth certain information as of April 26, 2011 with respect to beneficial ownership of our Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our Common Stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.

Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Directors and Officers

David Anthony
2105 Natalie Lane
Birmingham, Alabama 35244	30,000	(3)	*

Cary G. Bullock
10 New Bond Street
Worcester, Massachusetts 01606	2,549,813	(3)	4.3%

Dennis C. Cossey
124 West Capitol Avenue, Suite 880
Little Rock, Arkansas 72201	2,753,550	(4)	4.6%

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	11,434,556	(5)	16.8%

Shawn R. Hughes
717 South Edison Avenue
Tampa, Florida 33606	952,500	(6)	1.7%

Teodor Klowan, Jr.
10 New Bond Street
Worcester, Massachusetts 01606	1,529,891	(3)	2.6%

Arthur S. Reynolds
230 Park Avenue, Suite 1000
New York, New York 10169	751,103	(7)	1.3%

All executive officers and directors as a group (7 persons)	20,001,413	(8)	27.8%

Other 5% Beneficial Owners

David Gelbaum and Monica Chavez Gelbaum
Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	53,780,887	(9)	48.7%

Security Investors, LLC
One Security Benefit Place
Topeka, Kansas 66636	57,774,484	(10)	50.5%

Robert S. Trump
89 10th Street
Garden City, New York 11530	30,835,963	(11)	35.2%

Elise C. Roenigk PO Box 230 Eureka Springs, Arkansas 72632	5,773,112	(12)	9.2%

The Focus Fund
PO Box 389
Ponte Vedra, Florida 32004	11,404,556	(13)	16.8%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	24,216,837	(14)	30.7%

Kevin B. Kimberlin c/o Spencer Trask
535 Madison Avenue
New York, NY 10022	25,134,954	(15)	30.7%

* Less than 1%

(1)
Includes shares as to which the identified person  or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act.   Shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, which were exercisable or convertible on, or become exercisable or convertible within 60 days after, April 26, 2011 are deemed to be outstanding with respect to a person or entity for the purpose of computing the outstanding shares of Common Stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.

(2)
Based on 56,681,918 shares of Common Stock issued and outstanding on April 26, 2011 plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, held by such individual or entity which were exercisable or convertible on, or which become exercisable or convertible within 60 days after, April 26, 2011.

(3)	All shares are issuable upon exercise of options.
(4)	Includes 1,360,000 shares issuable upon exercise of options.
(5)
Includes 3,357,500 shares owned by The Focus Fund and 8,047,056 shares issuable to The Focus Fund upon the exercise of warrants, conversion of shares of Series B Convertible Preferred Stock, or conversion of convertible debt.  Mr. Hughes is the Managing Director of The Focus Fund and may be deemed to be the beneficial owner of the securities held by such fund; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.  Also includes 30,000 shares issuable upon exercise of options.

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

(9)
This beneficial ownership information  is based on information contained in Amendment No. 8 to the Statement on Schedule 13D filed by The Quercus Trust and Mr. and Mrs. Gelbaum as its trustees on August 13, 2010.  Includes 19,586,210 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 22,720,000 shares issuable upon the exercise of warrants, 4,083,333 shares issuable upon conversion of convertible debt and 30,000 shares upon exercise of options.

(10)	This beneficial ownership information is based on information contained in Amendment No. 3 to the Statement on Schedule 13G filed by Security Investors, LLC on September 10, 2010.
(11)
Includes 9,366,670 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 11,711,104 shares issuable upon the exercise of warrants and 3,934,733 shares issuable upon conversion of convertible debt.

(12)	Includes 30,000 shares issuable the exercise of options, 1,500,000 shares issuable upon the exercise of warrants, and 3,573,523 shares issuable upon conversion of convertible debt.

(13)
Includes 2,977,490 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 4,958,333 shares issuable upon the exercise of warrants and 111,233 shares issuable upon conversion of convertible debt.

(14)
This beneficial ownership information is based on information contained in the Statement on Schedule 13D filed by the group consisting of Empire Capital Management LLC and its affiliates on February 15, 2011.  Includes 9,698,978 shares issuable upon conversion of  outstanding shares of Series B Convertible Preferred Stock and 11,514,288 shares of Common Stock  issuable upon the exercise of warrants.

(15)
Includes 1,604,180 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 14,364,908 shares issuable upon the exercise of warrants and 8,149,866 shares issuable upon conversion of convertible debt.

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation plans approved by security holders

2008 Incentive Stock Plan	9,337,132	$0.68	10,862,868

Equity Compensation plans not approved by security holders

Stock options	12,470,770	$0.47	0

Total	21,807,902	$0.56	10,862,868

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

We are members, along with Mr. Fassbender and Mr. Fassbender’s ex-wife, of a limited liability company, ThermoEnergy Power Systems, LLC (“TEPS”), which owns  the ZEBS technology and which is a 50% member of Babcock-Thermo Carbon Capture, LLC, our joint venture with Babcock Power.  We hold an 85% ownership interest in TEPS, and Mr. Fassbender and his ex-wife each own a 7.5% membership interest.

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

Board Determination of Independence

Our securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  In determining which directors and which members of committees are “independent,” our Board of Directors has voluntarily adopted the independence standards set forth in the Marketplace Rules of the Nasdaq Stock Market.  Our Board of Directors has determined that, in accordance with these standards, three of our current Directors, Mr. Anthony, Mr. Winder Hughes and Mr. Reynolds, are “independent directors.”

ITEM 13.  Principal Accountant Fees and Services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountants

The Audit Committee of our Board of Directors reviews and approves in advance any audit and permitted non-audit services to be provided by our principal independent registered public accountants. The Audit Committee has the sole authority to make these approvals.

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

Non-Audit Services.  The Audit Committee's policy is to pre-approve all permissible non-audit services provided by the independent registered public accountants.  These services may include audit-related services, tax services and other services.  The independent registered public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

Fees billed to us by CCR LLP and Kemp & Company Professional Association, our independent registered public accountants for fiscal years 2010 and 2009, respectively, were comprised of the following:

Audit Fees. Fees related to the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Forms 10-Q, audits of statutory filings, comfort letter procedures and review of other regulatory filings for 2010 and 2009 were $127,643 and $106,000, respectively.

Audit Related Fees. No fees were billed to us for audit related services in 2010 or 2009.

Tax Fees. Fees for tax services provided to us, including tax compliance, tax advice and planning, totaled $4,000 in each of 2010 and 2009.

All Other Fees. No other fees were billed to us in 2010 or 2009 for “other services.”

In accordance with the Audit Committee’s pre-approval policy, all audit services performed by CCR LLP and Kemp & Company during 2010 and 2009 were approved at the time such firm was engaged to serve as our independent registered public accounts for such fiscal years.  The Audit Committee reviewed and approved, as consistent with our policies and procedures, the tax services performed for us in 2010 and 2009 by Kemp & Company.

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

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr.	May 2, 2011
Teodor Klowan, Jr., CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	*	Director and Chairman of the Board	May 2, 2011
Dennis C. Cossey

	/s/ Cary G. Bullock	President and Chief Executive Officer	May 2, 2011
	Cary G. Bullock	(Principal Executive Officer)

	/s/ Teodor Klowan, Jr.	Executive Vice President and Chief Financial Officer	May 2, 2011
	Teodor Klowan, Jr., CPA	(Principal Financial and Accounting Officer)

	*	Director	May 2, 2011
David Anthony

	*	Director	May 2, 2011
J. Winder Hughes III

	*	Director	May 2, 2011
Shawn R. Hughes

	*	Director	May 2, 2011
Arthur S. Reynolds

* By:	/s/ Cary G. Bullock
Attorney-in-Fact

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