Form 10-Q
period 2011-03-31
THERMOENERGY CORP
filed 2011-05-11
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $.001 par value	Outstanding at May 6, 2011 - 56,867,098 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	(unaudited) March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$1,777	$4,299
Accounts receivable, net	682	1,043
Inventories, net	131	65
Other current assets	693	289
Total Current Assets	3,283	5,696

Property and equipment, net	613	560
Other assets	78	61

Total Assets	$3,974	$6,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,024	$722
Convertible debt	3,206	—
Accrued payroll taxes	1,207	1,470
Deferred revenue	1,630	1,880
Other current liabilities	1,536	1,995
Total Current Liabilities	9,603	6,067

Long Term Liabilities:
Derivative liability	1,835	2,852
Convertible debt, net of current portion	1,362	8,892
Other long term liabilities	356	180
Total Long Term Liabilities	3,553	11,924

Total Liabilities	13,156	17,991

Stockholders' Deficiency:
Preferred Stock, $0.01 par value, 20,000,000 shares authorized:
Class A Preferred Stock, liquidation value of $1.20 per share: designated: 10,000,000 shares; issued and outstanding: 208,334 shares at March 31, 2011 and December 31, 2010	2	2
Class B Preferred Stock, liquidation preference of $2.40 per share: designated: 6,454,621 shares at March 31, 2011 and December 31, 2010; issued and outstanding: 6,301,242 shares at March 31, 2011 and 5,968,510 shares at December 31, 2010	63	60
Common Stock, $.001 par value: authorized - 300,000,000 shares; issued and outstanding: 56,681,918 shares at March 31, 2011 and 55,681,918 shares at December 31, 2010	57	55
Additional paid-in capital	84,384	79,345
Accumulated deficit	(93,660)	(91,118)
Treasury stock, at cost: 133,797 shares at March 31, 2011 and December 31, 2010	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(9,172)	(11,674)
Noncontrolling interest	(10)	—
Total Stockholders’ Deficiency	(9,182)	(11,674)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,974	$6,317

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$948	$1,160
Less: cost of revenue	967	1,170
Gross profit (loss)	(19)	(10)

Operating Expenses:
General and administrative	1,396	1,122
Engineering, research and development	83	231
Sales and marketing	513	296
Total operating expenses	1,992	1,649

Loss from operations	(2,011)	(1,659)

Other income (expense):
Derivative liability income	1,017	115
Equity in losses of joint venture	(87)	—
Interest and other expense, net	(1,461)	(444)
Total other income (expense)	(531)	(329)

Net loss	(2,542)	(1,988)
Net loss attributable to noncontrolling interest	13	—

Net loss attributable to ThermoEnergy Corporation	(2,529)	(1,988)
Deemed dividend on Series B Convertible Preferred Stock	(135)	—

Net loss attributable to ThermoEnergy Corporation common stockholders	$(2,664)	$(1,988)

Loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.05)	$(0.04)

Weighted average shares used in computing loss per share, basic and diluted	55,848,585	53,679,473

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(2,542)	$(1,988)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	354	412
Equity in losses of joint venture	87	—
Derivative liability income	(1,017)	(115)
Non-cash interest added to debt	45	20
Depreciation	17	13
Provision for inventory reserves	—	9
Amortization of discount on convertible debt	1,259	209
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	361	(134)
Inventories	(66)	—
Other current assets	(393)	(51)
Accounts payable	1,302	156
Deferred revenue	(250)	(266)
Other current liabilities	(461)	(10)
Other long-term liabilities	176	(12)

Net cash used in operating activities	(1,128)	(1,757)

Investing Activities:
Investment in joint venture	(125)	(50)
Purchases of property and equipment	(70)	(17)

Net cash used in investing activities	(195)	(67)

Financing Activities:
Proceeds from issuance of short-term borrowings	—	2,410
Payments on convertible debt	(1,199)	—

Net cash (used in) provided by financing activities	(1,199)	2,410

Net change in cash	(2,522)	586
Cash, beginning of period	4,299	1,109
Cash, end of period	$1,777	$1,695

Cash paid for interest	$81	$—

Supplemental schedule of non-cash financing activities:
Conversion of convertible debt and accrued interest to Series B Convertible Preferred Stock	$1,039	$—
Debt discount recognized on convertible debt	$3,544	$1,205
Accrued interest added to debt	$153	$21

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1:  Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of marketing and developing advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies.

The Company is the majority owner of a patented clean energy technology known as the Zero Emission Boiler System (“ZEBS”) which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removes and captures carbon dioxide in liquid form for sequestration or beneficial reuse.  The Company, through its majority-owned subsidiary, ThermoEnergy Power Systems, LLC, (“TEPS”) entered into a joint venture with Babcock Power, Inc. in 2009 called Babcock-Thermo Carbon Capture, LLC ("BTCC") to obtain the resources necessary to facilitate the development and commercialization of this technology.

The Company, through its majority-owned subsidiary, CASTion Corporation (“CASTion”), also designs and builds wastewater treatment systems using its proprietary water technologies.  CASTion’s patented Controlled Atmosphere Separation Technology (“CAST”) systems are utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated recovery solution.  The CAST wastewater and chemistry recovery system eliminates costly disposal of hazardous waste or process effluent.  The Zero-Liquid-Discharge program can recover nearly 100% of a customer’s valuable chemical resources or wastewater for immediate reuse or recycling.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted  in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2010 of ThermoEnergy Corporation.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

In circumstances when the Company cannot estimate the final outcome of a contract, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made.  If and when the Company can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate.  The Company did not recognize any revenues utilizing the percentage-of-completion method based on a zero profit margin for the quarter ended March 31, 2011; the Company recorded revenues for two contracts representing substantially all of its revenues utilizing the percentage-of-completion method based on a zero profit margin for the quarter ended March 31, 2010.

Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $107,000 and $0 at March 31, 2011 and December 31, 2010, respectively, represent amounts billed in excess of revenues earned and are included in deferred revenue.

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

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current.  The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding.  The Company did not record any bad debt expense for the quarters ended March 31, 2011 and 2010.  The allowance for doubtful accounts totaled $9,000 at March 31, 2011 and December 31, 2010.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of raw materials and supplies.

The Company evaluates its inventory for excess quantities and obsolescence on an annual basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months.  Based on this evaluation, we establish and maintain a reserve so that inventory is appropriately stated at the lower of cost or net realizable value.  The Company recorded provisions for inventory reserves of $0 and $9,000 for the quarters ended March 31, 2011 and 2010, respectively.  Inventory reserves totaled $83,000 at March 31, 2011 and December 31, 2010.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable.  Such estimates may be based on advice from third parties or on management’s judgment, as appropriate.  Revisions to accruals are reflected in earnings (loss) in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss.  Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated liability to be recognized in the period such new information becomes known.

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505 and 718, “Compensation – Stock Compensation”.  These topics require that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.  The carrying amount of the Company’s convertible debt was $4,568,000 and $8,892,000 at March 31, 2011 and December 31, 2010, respectively, and approximates the fair value of these instruments.  The Company’s warrant liabilities are recorded at fair value.

The Company's assets and liabilities carried at fair value are categorized using inputs from the three levels of the fair value hierarchy, as follows:
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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Liabilities measured at fair value on a recurring basis as of March 31, 2011 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability	$1,835	$-	$-	$1,835
Total Liabilities	$1,835	$-	$-	$1,835

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability	$2,852	$-	$-	$2,852
Total Liabilities	$2,852	$-	$-	$2,852

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Long-Term Warrant Liability
Balance at December 31, 2010	$2,852
Derivative liability income	(1,017)
Balance at March 31, 2011	$1,835

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

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Fully diluted earnings (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income (loss) per share is antidilutive.  Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later.  The effect of computing the Company’s diluted income (loss) per share was antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three months ended March 31, 2011 and 2010.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Effect of new accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”).  ASU 2010-06 amended certain provisions of ASC 820-10 by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The adoption did not have a material impact on the Company's financial statements or disclosures, as the Company did not have any financial instruments valued using Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.  Certain provisions of ASU 2010-06 are effective for the Company for the fiscal year beginning January 1, 2011.  These provisions will require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements.  The adoption of the provisions of ASU 2010-06 in the Company’s fiscal year beginning January 1, 2011 did not have a material impact on its financial statements or disclosures.

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

Note 2:  Management's consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to fund the Company’s liabilities, which included approximately $2.0 million in accounts payable, $4.5 million of convertible debt, $1.2 million of payroll tax liabilities (see Note 7) and approximately $1.5 million of other current liabilities at March 31, 2011.  In addition, the Company may be subject to tax liens if it cannot abide by the terms of the Offer in Compromise approved by the Internal Revenue Service to satisfactorily settle the outstanding payroll tax liabilities. (see Note 7).  The consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties.  Management is considering several alternatives for mitigating these conditions.

As more fully described in Note 4, the Company entered into Note Amendment and Forbearance Agreements in January 2011 with the holders of Convertible Promissory Notes originally due May 31, 2010.  As part of these agreements, the Company issued Amended Notes that extended the maturity date until February 29, 2012.  In addition, the Company entered into a Bridge Loan Agreement with certain investors on March 10, 2010 and amended on June 30, 2010 and February 25, 2011 that provided $4.6 million of funding to the Company in 2010.  Of this amount, $1.9 million was converted into the Company’s Series B Convertible Preferred Stock in July 2010.  The amendment on February 25, 2011 extended the maturity date of these Notes to February 29, 2012.

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

Note 3:  Babcock-Thermo Carbon Capture LLC

On February 25, 2009, the Company’s majority-owned subsidiary, TEPS, and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing and commercializing its proprietary ZEBS technology.

TEPS has entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide and royalty-free license to TEPS’ intellectual property related to or necessary to practice the ZEBS technology (the “ZEBS License”).   In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the ZEBS technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem (collectively, the “Subsystems”) and  BPD has entered into a license agreement with the Joint Venture and TEPS pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to practice the Subsystems.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Pursuant to the LLC Agreement, TEPS and BPD each own a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made a $125,000 capital contribution to the Joint Venture in the first quarter of 2011.

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

The LLC Agreement obligates the Joint Venture and each member to indemnify and hold the other member and its affiliates harmless against damages and losses resulting from such member’s fraud, gross negligence or intentional misconduct with respect to the Joint Venture.  The Company and Babcock Power, Inc. have entered into separate agreements to indemnify the joint venture and its members (other than the Company’s respective subsidiary-members) and their respective affiliates against damages and losses resulting from fraud, gross negligence or intentional misconduct of the respective subsidiary-members with respect to the Joint Venture.

The LLC Agreement contains other conventional terms, including provisions relating to governance of the entity, allocation of profits and losses, and restrictions on transfer of a member’s interest.

The Company accounts for the Joint Venture using the equity method of accounting.  Accordingly, the Company reduced the value of its investment in the Joint Venture by $73,000 in the first quarter of 2011 to account for its share of net losses incurred by the Joint Venture.  The value of the Company’s investment in the Joint Venture is $54,000 as of March 31, 2011 and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

Note 4:  Convertible debt

Convertible debt consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Convertible Promissory Note, 5%, due March 7, 2013, less discount of $306 in 2011 and $345 in 2010	$565	$504
Convertible Promissory Note, 5%, due March 21, 2013, less discount of $120 in 2011 and $132 in 2010	797	762
Convertible Promissory Notes, 10%, due February 29, 2012, less discount of $2,727 in 2011 and $0 in 2010	509	5,380
Convertible Bridge Notes, 10%, due February 29, 2012, less discount of $106 in 2011 and $496 in 2010	2,697	2,246

	4,568	8,892
Less: current portion	(3,206)	—
	$1,362	$8,892

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $22,000 of accrued interest to the principal balance of the Note during the three months ended March 31, 2011.  Total interest added to the principal balance of the Note was $167,000 as of March 31, 2011.

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007.  The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $21,000 of accrued interest to the principal balance of the Note during the three months ended March 31, 2011.  Total interest added to the principal balance of the Note was $121,000 as of March 31, 2011.

CASTion Acquisition Financing

On July 2, 2007, the Company issued Convertible Promissory Notes (the “Notes) in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest are convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the holders’ discretion.  The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event the Company issues additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price.  The Notes originally matured on May 31, 2010.

On January 7, 2011 the Company entered into Note Amendment and Forbearance Agreements (the “Agreements”) with the holders of these Notes (the “Noteholders”).  Pursuant to the Agreements, (i) the Company made payments totaling $1,144,336 against the outstanding balances of the Notes; (ii) the Noteholders converted an aggregate of $902,710 in principal and accrued interest  into shares of the Company’s Series B Convertible Preferred Stock; (iii) the Company issued to the Noteholders warrants for the purchase of an aggregate of 17,585,127 shares of its Common Stock at an exercise price of $0.40 per share and an aggregate of 6,018,065 shares of its Common Stock at an exercise price of $0.30 per share; (iv) the Company amended and restated these Notes to read in the form of Amended and Restated Promissory Notes (the “Restated Notes”) due February 29, 2012; (v) the Company made additional cash payments to the Noteholders totaling $37,914; and (vi) the Noteholders agreed, subject to certain conditions set forth in the Note Amendment and Forbearance Agreements, to forbear until February 29, 2012, from exercising their rights and remedies under the Restated Notes.

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

The Company accounted for the Restated Notes as a debt modification, as the present value of cash flows of the Restated Notes were in excess of those under the original terms.  In addition, the Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $3.4 million of the balance of the Restated Notes to the warrants on a relative fair value basis and was recorded as a debt discount.  The debt discount is amortized to interest expense over the stated term of the Restated Notes.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Bridge Note Financing

On March 10, 2010, the Company entered into a Bridge Loan Agreement, effective March 1, 2010 and amended on June 30, 2010, with six of its principal investors (“the Investors”), all related parties, pursuant to which the Investors agreed to make bridge loans to the Company of $4.6 million in exchange for 3% Secured Convertible Promissory Notes (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per year and were due and payable on February 28, 2011.  The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder, into shares of Common Stock at a conversion price of $0.24 per share.

On February 25, 2011 the Company entered into Note Extension and Amendment Agreements with the holders of the Bridge Notes.  These Notes, as amended (the “Amended Notes”), bear interest at the rate of 10% per annum.  The Amended Notes are convertible into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share at any time at the election of the holders of the Amended Notes.  In the event, prior to the maturity date of the Amended Notes, the Company pays in full the Restated Notes as detailed above, then the Amended Notes shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.  In the event that (i) the closing price of the Company’s common stock equals or exceeds $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeds 30,000 shares for 20 consecutive trading days, then the entire principal amount of the Amended Notes, plus all accrued and unpaid interest, shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.  Upon conversion of all or any portion of the Amended Notes, the Company will issue five-year warrants for the purchase, at an exercise price of $0.30 per share, of that number of shares of the Company’s common stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”).  The Amended Notes contain other conventional terms, including events of default upon the occurrence of which the Amended Notes become immediately due and payable.

The Company accounted for the Amended Notes as a debt modification, as the present value of cash flows of the Amended Notes were in excess of those under the original terms.  In addition, the difference between the effective conversion price of the Amended Notes and the fair value of the Company’s common stock on the date of issuance resulted in a beneficial conversion feature of $117,000, the intrinsic value of the conversion feature on that date, which was recorded as a debt discount.  The debt discount is amortized to interest expense over the stated term of the Amended Notes.

Note 5:  Equity

At March 31, 2011, approximately 238 million shares of common stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Common Stock

In March 2011, an investor of the Company converted 100,000 shares of Series B Convertible Preferred Stock into 1 million shares of the Company’s common stock. In May 2011, an investor of the Company converted 18,518 shares of Series B Convertible Preferred Stock into 185,180 shares of the Company’s common stock.

Stock Options

During the quarter ended March 31, 2011, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 1.2 million stock options under the Company’s 2008 Incentive Stock Plan.  The options are exercisable at $0.30 per share for a ten year period.  The exercise price was equal to or greater than the market price on the respective grant dates.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010:

	2011	2010

Cost of revenue	$9	$4
General and administrative	286	349
Engineering, research and development	30	36
Sales and marketing	29	23
Option expense before tax	354	412
Provision for income tax	—	—
Net option expense	$354	$412

The fair value of options granted during the quarters ended March 31, 2011 and 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2011	2010

Risk-free interest rate	3.5%	3.6% - 3.8%
Expected option life (years)	6.25	10.0
Expected volatility	91%	80%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the quarters ended March 31, 2011 and 2010 follows:
	2011		2010
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	22,065,402	$0.57	11,203,800	$1.18
Granted	1,200,000	$0.30	13,039,102	$0.30
Canceled	(1,832,500)	$1.12	(30,000)	$0.30
Outstanding, end of year	21,432,902	$0.51	24,212,902	$0.71
Exercisable, end of year	9,084,754	$0.80	8,583,800	$1.44

The weighted average fair value of options granted were approximately $0.23 per share and $0.25 per share for the quarters ended March 31, 2011 and 2010, respectively.  The weighted average fair value of options vested was approximately $221,000 for the quarter ended March 31, 2011.  No options vested in the quarter ended March 31, 2010.

Exercise prices for options outstanding as of March 31, 2011 ranged from $0.30 to $1.75.  The weighted average remaining contractual life of those options was approximately 7.6 years at March 31, 2011.  The weighted average remaining contractual life of options vested and exercisable was approximately 7.8 years at March 31, 2011.

As of March 31, 2011, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.1 years.  The Company recognizes stock-based compensation on the straight-line method.

Warrants

At March 31, 2011, there were outstanding warrants for the purchase of approximately 115 million shares of the Company’s Common Stock at prices ranging from $0.01 per share to $1.82 per share (weighted average exercise price was $0.40 per share) until expiration (800,000 shares in 2011, 14,833,333 shares in 2012, 8,896,554 shares in 2013, 20,173,722 in 2014, 45,233,327 shares in 2015 and 25,188,856 shares after 2015).

Note 6:  Segments

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The Company’s operations are currently conducted solely in the United States.  The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 7:  Commitments and contingencies

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008.  Pursuant to the Offer in Compromise, the Company has agreed to satisfy its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).  During the pendency of the IRS review of the Offer in Compromise the Company has made interim payments totaling $1,602,000; a balance of $532,636 remains to be paid in monthly installments of $89,000 each through December 2011.  In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated.  The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

Accrued payroll taxes, which includes penalties and interest related to state taxing authorities, totaled approximately $1.2 million as of March 31, 2011.  The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer (“Fassbender”), filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  On April 7, 2011 the two parties entered into a settlement agreement through which, in exchange for mutual releases, the Company agreed to pay Fassbender a total of $400,000 in monthly installments of $16,667 per month over a two-year period.  The Company issued a non-interest bearing note to Fassbender for these payments.  In addition, Fassbender agreed to tender all outstanding stock options to the Company in exchange for an equal number of warrants.  The warrants are exercisable at an exercise price of $0.24 per share and have a five-year term.

The Company calculated the present value of the payments from the agreement using an imputed interest rate of 10% and recognized a liability of approximately $364,000 as of March 31, 2011, of which approximately $175,000 is recorded as a long-term liability.  The Company had provided a current liability of $400,000 as of December 31, 2010 as an estimate of these obligations. The Company recorded an additional liability of approximately $68,000 effective March 31, 2011 to record the value of the warrants issued.

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

We own or license all of the wastewater treatment system and energy technologies (the “Technologies”) that we use in our business.

Results of Operations

Comparison of Quarter Ended March 31, 2011 and 2010

Revenues totaled $948,000 for the first quarter of 2011 compared to $1,160,000 for the first quarter of 2010.  We were in the middle to later stages of production on two large industrial contracts in the first quarter of 2010, which comprised most of our revenues.  We were in the middle of engineering and design work on our $27.1 million contract with the New York City Department of Environmental Protection (“NYCDEP”) in the first quarter of 2011.  This contract, along with other new industrial contracts signed in the first quarter, are expected to significantly increase revenues later in 2011.  We were approximately break-even on a gross profit basis in the first quarters of 2011 and 2010.  Gross profit in 2011 relates to gross profit recognized on the NYCDEP contract, offset by the costs of maintaining our production group for our NYCDEP contract and other new business; gross profit in 2010 was the result of our utilizing the percentage-of-completion method of revenue recognition on two industrial projects based on a zero profit margin and costs of maintaining our production group.  We expect to begin realizing positive gross profit beginning in the second quarter of 2011 as we begin production on our NYCDEP contract and other industrial contracts.

General and administrative expenses increased by $274,000 or 24% in the quarter ended March 31, 2011 compared to 2010, primarily due to higher legal and other professional services in 2011 related to an employee lawsuit settled in April 2011, partially offset by decreases in stock compensation expense.  Engineering, research and development expenses decreased by $148,000 or 64% in the quarter ended March 31, 2011 compared to 2010, as the majority of our engineering costs related directly to our NYCDEP contract and were charged to Cost of Sales.  Sales and marketing expenses increased by $217,000 or 73% in the quarter ended March 31, 2011 compared to 2010 due to increased sales headcount and focused efforts to increase our sales pipeline.

Changes in the fair value of our warrant liabilities resulted in the recognition of derivative mark-to-market income of $1,017,000 and $115,000 in the quarters ended March 31, 2011 and 2010, respectively.  Interest and other expense increased during the first quarter of 2011 compared to 2010 by $1,017,000 mainly due to amortization of debt discounts recognized upon amending our Convertible Notes and Bridge Notes in the first quarter of 2011.

Liquidity and Capital Resources

We have made significant progress over the past year in resolving our past legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth.  In the past year, we have:

•
Improved our business prospects by expanding our product solutions with the introduction of MobileCAST, TurboCAST and Thermo ARPTM and signing a strategic alliance with Contego Systems to recover and recycle airport deicing fluid;

•	Attracted and retained several key executives and started a Board of Advisors;
•	Raised over $9 million in additional funding in 2010 and restructured $8.1 million of senior debt in early 2011;
•	Achieved relisting of our Common Stock on the OTC bulletin board; and
•
Settled IRS payroll tax issues, resulting in a $2.3 million gain in the fourth quarter of 2010, and reached settlements with former CASTion shareholders who had threatened litigation as well as a settlement with a former employee.

However, we have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners.  We have funded our operations primarily from the sale of convertible debt, short-term borrowings, preferred stock and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. We are currently in discussions with current and potential new investors for equity or debt financing to fund our operations until we can operate on a cash flow positive basis.

Cash used in operations amounted to $1,128,000 and $1,757,000 for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in cash used from operations is due to deferring payments on operating expenses in 2011, which increased our liabilities in the first quarter of 2011 as we sought additional funding from our investors.  Cash used by investing activities included an investment in our joint venture with Babcock Power of $125,000 and purchases of property and equipment of $70,000 during the first quarter of 2011.

At March 31, 2011, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of March 31, 2011, we had a cash balance of approximately $1.8 million and current liabilities of approximately $9.6 million, which consisted primarily of accounts payable of $2.0 million, convertible debt of $3.2 million, accrued payroll taxes of $1.2 million and other current liabilities of $1.5 million.  We are actively seeking additional debt or equity financing on terms that are reasonable to us.

On January 7, 2011 we entered into Note Amendment and Forbearance Agreements with the holders (the “Noteholders”) of our Convertible Promissory Notes (the “Old Notes”) due May 31, 2010.  Pursuant to the Agreements, (i) we made an aggregate of $1,144,336 in payments against the outstanding balances of the Old Notes; (ii) the Noteholders converted an aggregate of $902,710 in principal and accrued interest under the Old Notes into shares of our Series B Convertible Preferred Stock; (iii) we issued to the Noteholders warrants for the purchase of an aggregate of 17,585,127 shares of our Common Stock at an exercise price of $0.40 per share and an aggregate of 6,018,065 shares of our Common Stock at an exercise price of $0.30 per share; (iv) we amended and restated the Old Notes to read in the form of Amended and Restated Promissory Notes due February 29, 2012 (the “Restated Notes” and, with the Old Notes, the “Notes”); (v) we made additional cash payments to the Noteholders in the aggregate amount of $37,914; and (vi) the Noteholders agreed, subject to certain conditions set forth in the Note Amendment and Forbearance Agreements, to forbear until February 29, 2012, from exercising their rights and remedies under the Restated Notes.

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

On February 25, 2011, we entered into a Note Extension and Amendment Agreement with the holders of our Convertible Bridge Notes (the “Bridge Noteholders”) due February 28, 2011 through which the maturity date of these Notes (the “Amended Notes”) was extended to February 29, 2012.

The Amended Notes are convertible, in whole or in part, at any time at the election of the Bridge Noteholders, into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.  In the event, prior to the maturity date of the Amended Notes, we pay the Amended Notes in full, then simultaneously with the making of such payment the entire outstanding principal of, and accrued and unpaid interest on, the Amended Notes shall automatically convert into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.  In the event that (i) the closing price of our Common Stock for 20 consecutive trading days equals or exceeds $0.72 per share and (ii) the daily average trading volume of our Common Stock exceeds 30,000 shares for 20 consecutive trading days, then upon notice from us to the Bridge Noteholders, given at any time thereafter, the entire principal amount of the Amended Notes then outstanding, plus all accrued and unpaid interest thereon, shall automatically convert into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.  We have agreed that, upon conversion of all or any portion of the Amended Notes, we will issue to the converting Bridge Noteholder a five-year warrant for the purchase, at an exercise price of $0.30 per share, of that number of shares of our Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”).  The Amended Notes contain other conventional terms, including events of default upon the occurrence of which the Amended Notes become immediately due and payable.

Although our financial condition has improved, there can be no assurance that we will be able to obtain the funding necessary to continue our operations and development activities. We are currently in discussions with current and potential new investors for equity or debt financing to fund our operations until we can operate on a cash flow positive basis.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures.

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  The Company has not made any changes to its internal controls over financial reporting during the quarter ended March 31, 2011.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective as of March 31, 2011.  We have not documented or tested our key controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 in order to devote our limited resources to maintaining and growing our business.  As a result, our Chief Executive Officer and Chief Financial Officer cannot reasonably assess the effectiveness of our disclosure controls and procedures as of March 31, 2011.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer (“Fassbender”), filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  On April 7, 2011 the two parties entered into a settlement agreement through which, in exchange for mutual releases, the Company agreed to pay Fassbender a total of $400,000 in monthly installments of $16,667 per month over a two-year period.  The Company issued a non-interest bearing note to Fassbender for these payments.  In addition, Fassbender agreed to tender all outstanding stock options to the Company in exchange for an equal number of warrants.  The warrants are exercisable at an exercise price of $0.24 per share and have a five-year term.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On each of March 31, 2011 and April 30, 2011, we issued to the holders of our Amended and Restated Promissory Notes due February 29, 2012 (the “Restated Notes”), upon the automatic conversion, in accordance with the terms of the Restated Notes, of portions of the principal of, and accrued and unpaid interest under, such Restated Notes, the following Preferred Shares and Warrants:

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

On May 6, 2011, we issued 185,180 shares of our Common Stock to Donald F. Farley upon the conversion of 18,518 shares of our Series B Convertible Preferred Stock (the “Preferred Shares”) which had been issued to Mr. Farley on October 20, 2010, pursuant to the Settlement Agreement and Mutual Release dated as of October 20, 2010 among us and certain former shareholders and directors of CASTion Corporation, including Mr. Farley (the Settlement Agreement”).  In such Settlement Agreement, Mr. Farley represented to us that he is an “accredited investor” (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) and that he was acquiring the Preferred Shares, and would acquire the shares of our Common Stock issuable upon conversion of the Preferred Shares, for his own account, for investment purposes, and without a view toward distribution or resale of such securities.  The shares of our Common Stock issued upon conversion of the Preferred Shares were issued to Mr. Farley in a transaction not involving a public offering and without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

4.1
Form of Common Stock Purchase Warrants issued pursuant to the several Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and the following Noteholders:  Spencer Trask Specialty Group LLC;  Massachusetts Technology Development Corporation; BCLF Ventures I, LLC; Essex Regional Retirement Board; and BancBoston Ventures Inc.  --  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 14, 2011.

4.2
Form of Common Stock Purchase Warrants to be issued pursuant to the Note Extension and Amendment Agreement dated as of February 25, 2011 by and among ThermoEnergy Corporation and the following Noteholders:  The Quercus Trust; Robert S. Trump; Focus Fund L.P.; Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd.   --  Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed  March 3, 2011.

10.1
Form of Note Amendment and Forbearance Agreements dated as of January 4, 2011 by and between ThermoEnergy Corporation and the Noteholders identified in Exhibit 4.1 above  --  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 14, 2011

10.2
Form of Convertible Promissory Notes due February 29, 2012, dated January 4, 2011, issued pursuant to the several Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and the Noteholders identified in Exhibit 4.1 above  --  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 14, 2011.

10.3
Note Extension and Amendment Agreement dated as of February 25, 2011 by and among ThermoEnergy Corporation and the Noteholders identified in Exhibit 4.2 above   --  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed  March 3, 2011.

10.4
Form of Amended and Restated Secured Convertible Promissory Notes dated February 25, 2011, issued pursuant to the Note Extension and Amendment Agreement by and among ThermoEnergy Corporation and the Noteholders identified in Exhibit 4.2 above  --  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed  March 3, 2011.

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

Date: May 11, 2011	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock, President and
Chief Executive Officer