Form 10-K/A
period 2010-12-31
THERMOENERGY CORP
filed 2011-08-11
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2

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
Class – Common Stock, $.001 par value Outstanding at March 28, 2011 – 56,681,918 shares

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the following purposes:

(i)
to expand our disclosure in Part I, Item 1 (“Business”) to include additional disclosure regarding our sources of supplies and raw materials, our sales and distribution methods, our customers, environmental matters, and our expenditures on research and development;

(ii)
to amend Part II, Item 9 (“Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”) to disclose a change in our independent registered public accounting firm during 2010, and to file, as Exhibit 16, a letter from our former independent registered public accounting firm regarding its concurrence or disagreement with the statements made by us in such disclosure; and

(iii)
to amend Part II, Item 9A (“Controls and Procedures”) (a) to disclose that, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have documented and tested our key controls over financial reporting and our disclosure controls and procedures as of, and for the year ended, December 31, 2010; (b) to disclose further details regarding the discovery and remediation of material weaknesses in our controls over financial reporting in 2010; and (c) to state Management’s conclusions as to the effectiveness of our disclosure controls and procedures as of December 31, 2010.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of Amendment No. 1 to our original Annual Report on Form 10-K/A on May 2, 2011 or modify or update other information or exhibits to our Annual Report on Form 10-K other than Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

Technology and Research and Development

We own or license all of our Technologies.  Our product engineering and research and development expenses were $466,000 and $916,000 in the fiscal years ended December 31, 2010 and 2009, respectively.

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

Customers

We have approximately 70 CAST wastewater treatment systems deployed worldwide, mostly in the United States.  We sell our systems to both small and large businesses, as well as to municipalities.  Historically, customers in the Fortune 1000 rankings have accounted for approximately 28% of units sold; these customers include Valero, Proctor & Gamble, General Electric and Caterpillar.  Historically, municipalities, including the New York City Department of Environmental Protection, have accounted for approximately 2% of units sold.  The remaining 70% of units were sold to mid- and smaller-sized companies.

All of our revenues in 2010 and 2009 came from the U.S. and the majority of revenues in each year were generated by a single customer.  URS Corporation was our largest customer during the fiscal year ended December 31, 2009, representing approximately 85% of our total revenues.  The City of New York Department of Environmental Protection was our largest customer during the fiscal year ended December 31, 2010, representing approximately 48% of our total revenues.

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

Manufacturing

We design, manufacture and service our products from our 20,000 square foot facility at 10 New Bond Street, Worcester, Massachusetts.  We have expansion options available at our present location in the future.

We primarily utilize commercially available or off-the-shelf parts such as pumps, heat exchangers, vacuum vessels and other balance of plant materials to produce our proprietary solutions for our customers.  No single vendor holds a sole source contract nor represents a significant portion of our standard supply chain.  We believe we could find alternative suppliers at competitive cost should any of our current suppliers be unable to fulfill our needs.

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

Environmental

Our operations involve the use, generation and disposal of hazardous substances and are regulated under federal, state and local laws governing health and safety and the environment.  Our compliance costs were less than $100,000 in the years ended December 31, 2010 and 2009.  We believe that our products and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

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

Historically, we marketed and sold our products primarily in North America.  In 2011, we began marketing and selling our products in Asia and Europe.  These sales and marketing activities were performed by our direct sales force and by authorized independent sales representatives.
We own or license all of the Technologies that we use in our business.

We have made significant progress over the past year in resolving outstanding legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth.  However, we have continued to incur negative cash flows from operations.  For the years ended December 31, 2010 and 2009, we incurred net losses of $9.9 million and $13.0 million, respectively, and had cash outflows from operations of $5.6 million and $3.8 million, respectively.  As of December 31, 2010 and 2009, we had an accumulated deficit of $91.1 million and $81.3 million, respectively.  As a result, we will require additional capital to continue to fund our operations.

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

Gross profit increased to $99,000 (or 3.4% of revenues) in 2010 compared to gross profit of $3,000 (or 0.1% of revenues) in 2009. The 2010 increase is due to profit recognized on our New York City municipal contract and on two industrial contracts, offset by $226,000 of underutilized production costs due to excess capacity. In 2009, our project profits were offset by $326,000 of underutilized production costs due to excess capacity. In each year, we maintained excess capacity in anticipation of higher levels of business.

General and administrative expenses totaled $4,048,000 in 2010, an increase of $133,000 compared to 2009. The increase is attributable to higher legal and professional expenses related to our financing transactions and an employee lawsuit. Engineering, research and development expenses totaled $466,000 in 2010, a decrease of $450,000 compared to 2009.  The decrease is due to efforts by our engineering staff on the New York City contract, which are included in our cost of revenues in 2010.  Selling expenses totaled $1,168,000 in 2010, an increase of $635,000 compared to 2009.  The increase is due to increased sales headcount and focused efforts to build our sales pipeline.  Stock option expense was $2,066,000 in 2010, an increase of $1,403,000 compared to 2009.  Non-cash stock option expense in 2010 relates primarily to the issuance of stock options to our Chief Executive Officer, Chief Financial Officer and certain key employees in 2010 and the fourth quarter of 2009.

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

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 12, 2010, we engaged CCR LLP ("CCR") as our principal independent accountants to audit our financial statements, replacing Kemp & Company, a Professional Association ("Kemp"), who were dismissed as our principal independent accountants on the same day.  We are making this change primarily because we have relocated our financial operations from Little Rock, Arkansas to Worcester, Massachusetts. CCR is a regional firm with headquarters in Westborough, Massachusetts which can provide local support on a timely basis, while Kemp does not maintain offices outside of Little Rock, Arkansas.

The change was approved by the Audit Committee of our Board of Directors.

During our two most recent fiscal years and during the subsequent interim period, we did not consult with CCR regarding any matter, including without limitation (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our consolidated financial statements or (iii) any matter that was either the subject of a disagreement (as defined in Item 304, paragraph (a)(1)(iv) of Regulation S-K and the instructions related to such Item 304) with Kemp or a reportable event (as defined in paragraph (a)(1)(v) of such Item 304).

Kemp's reports on our financial statements for the fiscal years ended December 31, 2008 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles, except that Kemp’s reports on our financial statements for both fiscal years contained explanatory paragraphs describing conditions that raised substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years and during the subsequent interim period, there were no disagreements between us and Kemp on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to Kemp’s satisfaction, would have caused Kemp to make reference to the subject matter of such disagreements in its report, except that, with respect to the fiscal year ended December 31, 2008, the following disagreements arose:

(i)          Payroll tax adjustments:  Our prior Chief Financial Officer did not agree with Kemp’s estimated adjustment for penalties and interest with respect to unpaid payroll taxes.  Following termination of our prior Chief Financial Officer’s employment, our interim Chief Financial Officer and our Board of Directors discussed the matter with Kemp and the matter was resolved to Kemp’s satisfaction;

(ii)         Debt covenant violations:  Our prior Chief Financial Officer would not agree to classify our Convertible Promissory Note to The Quercus Trust in the original principal amount of $2,000,000 as in default at December 31, 2008 due to the violation of certain covenants relating to unpaid payroll taxes and the non-disclosure of such violations.  Following termination of our prior Chief Financial Officer’s employment, our interim Chief Financial Officer and the Audit Committee of our Board of Directors discussed the matter with Kemp and the matter was resolved to Kemp’s satisfaction; and

(iii)        Failure to provide requested audit information:  Our prior Chief Financial Officer refused to provide critical audit documentation to Kemp.  Following termination of our prior Chief Financial Officer’s employment, our interim Chief Financial Officer and the Audit Committee of our Board of Directors discussed the matter with Kemp, our interim Chief Financial Officer provided all of the requested information to Kemp, and the matter was resolved to Kemp’s satisfaction.

We have authorized Kemp to respond fully to CCR concerning all of the foregoing disagreements.

In connection with its audits of our financial statements for the fiscal years ended December 31, 2009 and 2008, Kemp advised us of certain matters involving our internal controls over financial reporting that Kemp considered to be material weaknesses.  Our Audit Committee discussed such matters with Kemp and we have undertaken efforts to correct the deficiencies in internal controls identified by Kemp.  We have authorized Kemp to respond fully to CCR concerning such matters.

We have requested Kemp to provide us with a letter addressed to the Commission stating whether it agrees or disagrees with the statements contained herein and that letter is filed as Exhibit 16 hereto.

ITEM 9A.  Controls and Procedures

Management's Report On Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Company’s internal control over financial reporting should provide reasonable assurance to our Management and Board of Directors regarding the reliability of financial reporting and the reliability, preparation and fair presentation of published financial statements.  Our internal control over financial reporting is supported by a program of appropriate reviews by Management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Ethics adopted by our Board of Directors, applicable to all Directors, officers and employees.

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

Our Chief Executive Officer and our Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on Management’s assessment, we believe that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.  Specifically, we have determined that our internal controls as of December 31, 2010 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed and (ii) there was a lack of segregation of duties in our significant accounting functions.  Management was aware of these deficiencies in 2010.

Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with our independent registered public accounting firm and has commenced efforts to remediate these material weaknesses in 2011.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as permitted by the rules of the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr.	August 11, 2011
Teodor Klowan, Jr., CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ Cary G. Bullock	President and Chief Executive Officer	August 11, 2011
	Cary G. Bullock	(Principal Executive Officer)

	/s/ Teodor Klowan, Jr.	Executive Vice President and Chief Financial Officer	August 11, 2011
	Teodor Klowan, Jr., CPA	(Principal Financial and Accounting Officer)

	*	Director	August 11, 2011
David Anthony

	*	Director	August 11, 2011
J. Winder Hughes III

	*	Director	August 11, 2011
Shawn R. Hughes

	*	Director	August 11, 2011
Arthur S. Reynolds

* By:	/s/ Cary G. Bullock
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

10.47
Securities Purchase Agreement dated as of August 9, 2010 by and among Security Equity Fund, Mid Cap Value Fund; SBL Fund, Series V (Mid Cap Value); Security Equity Fund, Mid Cap Value Institutional Fund; SBL Fund, Series Q (Small Cap Value); and Security Equity Fund, Small Cap Value Fund and ThermoEnergy Corporation   —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2010

10.48
Form of Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and BancBoston Ventures, Inc.; BCLF Ventures I, LLC; Essex Regional Retirement Board; Massachusetts Technology Development Corporation; and Spencer Trask Specialty Group, LLC   —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 14, 2011

16	Letter re Change in Certifying Accountant — Filed herewith
21.1	Subsidiaries of the Issuer — Previously filed
24.1	Power of Attorney of Dennis C. Cossey, Cary G. Bullock, Teodor Klowan, Jr., David Anthony, J. Winder Hughes III, Shawn R. Hughes, and Arthur S. Reynolds — Previously filed
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

*  May be deemed a compensatory plan or arrangement