Form 10-Q/A
period 2011-03-31
THERMOENERGY CORP
filed 2011-08-11
CIK 884504

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

THERMOENERGY CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 for the following purposes:

(i)
to amend Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to include additional disclosure regarding our cash flow from operations and our sales and distribution methods, and to provide further detail in our comparison of Results of Operations for the quarters ended March 31, 2011 and 2010; and

(ii)	to amend Part II, Item 4 (“Controls and Procedures”) to state Management’s conclusions as to the effectiveness of our disclosure controls and procedures as of March 31, 2011.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of our original Quarterly Report on Form 10−Q on May 11, 2011 or modify or update other information or exhibits to our Quarterly Report on Form 10−Q other than Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

We have made significant progress over the past year in resolving outstanding legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth.  However, we have continued to incur negative cash flows from operations.  For the three months ended March 31, 2011, we incurred net losses of $2.5 million and had cash outflows from operations of $1.1 million.  For the years ended December 31, 2010 and 2009, we incurred net losses of $9.9 million and $13.0 million, respectively, and had cash outflows from operations of $5.6 million and $3.8 million, respectively.  As of March 31, 2011 and December 31, 2010, we had an accumulated deficit of $93.7 million and $91.1 million, respectively.  As a result, we will require additional capital to continue to fund our operations.

Results of Operations

Comparison of Quarters Ended March 31, 2011 and 2010

Revenues totaled $948,000 for the first quarter of 2011 compared to $1,160,000 for the first quarter of 2010.  We were in the later stages of production on two large industrial contracts in the first quarter of 2010, which comprised most of our revenues.  We were in the middle of engineering and design work on our $27.1 million contract with the New York City Department of Environmental Protection (“NYCDEP”) in the first quarter of 2011.  This contract, along with other new industrial contracts signed in the first quarter, are expected to significantly increase revenues later in 2011.

We were approximately break-even on a gross profit basis in the first quarters of 2011 and 2010.  Gross profit in 2011 relates to gross profit recognized on the NYCDEP contract, offset by the costs of maintaining our production group for our NYCDEP contract of $72,000; gross profit in 2010 was from the completion of two industrial projects, offset by costs of maintaining our production group of $78,000.  We expect to begin realizing positive gross profit beginning in the second quarter of 2011 as we begin production on our NYCDEP contract and other industrial contracts.

General and administrative expenses increased by $274,000 or 24% in the quarter ended March 31, 2011 compared to 2010, primarily due to higher legal and other professional services in 2011 of $318,000 related to an employee lawsuit settled in April 2011, partially offset by decreases in stock compensation expense of $63,000.  Engineering, research and development expenses decreased by $148,000 or 64% in the quarter ended March 31, 2011 compared to 2010, as the majority of our engineering costs related directly to our NYCDEP contract and were charged to Cost of Sales.  Sales and marketing expenses increased by $217,000 or 73% in the quarter ended March 31, 2011 compared to 2010 due to increased sales headcount and focused efforts to increase our sales pipeline.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

The Company did not make any changes to its internal controls over financial reporting during the quarter ended March 31, 2011.

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

Date: August 11, 2011	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock, President and
Chief Executive Officer