Form 10-Q
period 2011-06-30
THERMOENERGY CORP
filed 2011-08-11
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Class – Common Stock, $.001 par value                                                 Outstanding at August 8, 2011 - 56,867,098 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	(unaudited) June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$2,210	$4,299
Accounts receivable, net	710	1,043
Inventories, net	136	65
Other current assets	632	289
Total Current Assets	3,688	5,696

Property and equipment, net	607	560
Other assets	36	61

Total Assets	$4,331	$6,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,023	$722
Convertible debt	6,726	—
Accrued payroll taxes	949	1,470
Deferred revenue	1,225	1,880
Other current liabilities	1,568	1,995
Total Current Liabilities	12,491	6,067

Long Term Liabilities:
Derivative liability	1,796	2,852
Convertible debt, net of current portion	1,415	8,892
Other long term liabilities	282	180
Total Long Term Liabilities	3,493	11,924

Total Liabilities	15,984	17,991

Stockholders' Deficiency:
Preferred Stock, $0.01 par value, 20,000,000 shares authorized:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 10,000,000 shares; issued and outstanding: 208,334 shares at June 30, 2011 and December 31, 2010	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 6,454,621 shares at June 30, 2011 and December 31, 2010; issued and outstanding: 6,320,460 shares at June 30, 2011 and 5,968,510 shares at December 31, 2010	63	60
Common Stock, $.001 par value: authorized - 300,000,000 shares; issued and outstanding: 56,867,098 shares at June 30, 2011 and 55,681,918 shares at December 31, 2010	57	55
Additional paid-in capital	84,890	79,345
Accumulated deficit	(96,645)	(91,118)
Treasury stock, at cost: 133,797 shares at June 30, 2011 and December 31, 2010	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(11,651)	(11,674)
Noncontrolling interest	(2)	—
Total Stockholders’ Deficiency	(11,653)	(11,674)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,331	$6,317

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$1,434	$253	$2,382	$1,413
Less: cost of revenue	1,280	141	2,247	1,311
Gross profit	154	112	135	102

Operating Expenses:
General and administrative	1,300	1,331	2,696	2,453
Engineering, research and development	62	206	145	437
Sales and marketing	607	305	1,120	601
Total operating expenses	1,969	1,842	3,961	3,491

Loss from operations	(1,815)	(1,730)	(3,826)	(3,389)

Other income (expense):
Derivative liability income (loss)	39	(3,071)	1,056	(2,956)
Interest and other expense, net	(1,027)	(717)	(2,488)	(1,161)
Equity in losses of joint venture	(182)	(64)	(269)	(64)

Net loss	(2,985)	(5,582)	(5,527)	(7,570)
Net loss attributable to noncontrolling interest	27	—	40	—

Net loss attributable to ThermoEnergy Corporation	(2,958)	(5,582)	(5,487)	(7,570)
Deemed dividend on Series B Convertible Preferred Stock	(91)	—	(226)	—

Net loss attributable to ThermoEnergy Corporation common stockholders	$(3,049)	$(5,582)	$(5,713)	$(7,570)

Net loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.05)	$(0.10)	$(0.10)	$(0.14)

Weighted average shares used in computing loss per share, basic and diluted	56,738,188	53,679,473	56,323,824	53,679,473

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(5,527)	$(7,570)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	655	1,003
Equity in losses of joint venture	269	64
Derivative liability (income) loss	(1,056)	2,956
Non-cash interest added to debt	45	354
Depreciation	34	26
Provision for inventory reserves	5	9
Amortization of discount on convertible debt	2,096	626
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	333	(1,020)
Inventories	(76)	3
Other current assets	(332)	(68)
Accounts payable	1,301	156
Deferred revenue	(655)	443
Other current liabilities	(620)	(406)
Other long-term liabilities	102	(25)

Net cash used in operating activities	(3,426)	(3,449)

Investing Activities:
Investment in joint venture	(256)	(50)
Purchases of property and equipment	(81)	(52)

Net cash used in investing activities	(337)	(102)

Financing Activities:
Proceeds from issuance of short-term borrowings	2,909	4,224
Payments on convertible debt	(1,235)	—

Net cash provided by financing activities	1,674	4,224

Net change in cash	(2,089)	673
Cash, beginning of period	4,299	1,109
Cash, end of period	$2,210	$1,782

Cash paid for interest	$136	$—
Supplemental schedule of non-cash financing activities:
Conversion of convertible debt and accrued interest to Series B Convertible Preferred Stock	$1,129	$—
Debt discount recognized on convertible debt	$3,591	$3,137
Accrued interest converted to debt	$153	$366

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Cash

The Company places its cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability.  Effective December 31, 2010, extending through December 31, 2012, all “noninterest-bearing transaction accounts” are fully insured, regardless of the balance of the account.  Generally the Company’s cash in interest-bearing accounts exceeds financial depository insurance limits.  However, the Company has not experienced any losses in such accounts and believes that its cash are not exposed to significant credit risk.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current.  The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding.  The Company recorded bad debt expense of $1,000 for the three and six-month periods ended June 30, 2011; the Company did not record any bad debt expense for the three and six-month periods ended June 30, 2010.  The allowance for doubtful accounts totaled $9,000 at June 30, 2011 and December 31, 2010.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of raw materials and supplies.

The Company evaluates its inventory for excess quantities and obsolescence on an annual basis.  In preparing its evaluation, the Company looks at the expected demand for its products for the next three to twelve months.  Based on this evaluation, it establishes and maintains a reserve so that inventory is appropriately stated at the lower of cost or net realizable value.  The Company recorded provisions for inventory reserves of $5,000 and $0 for the three months ended June 30, 2011 and 2010, respectively, and $5,000 and $9,000 for the six-month periods ended June 30, 2011 and 2010, respectively.  Inventory reserves totaled $88,000 at June 30, 2011 and $83,000 at December 31, 2010.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable.  Such estimates may be based on advice from third parties or on management’s judgment, as appropriate.  Revisions to accruals are reflected in earnings (loss) in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss.  Amounts paid upon the ultimate resolution of such liabilities may be materially different from previous estimates.

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topics 505, “Equity”, and 718, “Compensation – Stock Compensation”.  These topics require that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.  The carrying amount of the Company’s convertible debt was $8,141,000 and $8,892,000 at June 30, 2011 and December 31, 2010, respectively, and approximates the fair value of these instruments.  The Company’s warrant liabilities are recorded at fair value.

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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Liabilities measured at fair value on a recurring basis as of June 30, 2011 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Derivative liability	$1,796	$-	$-	$1,796

Total Liabilities	$1,796	$-	$-	$1,796

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability	$2,852	$-	$-	$2,852
Total Liabilities	$2,852	$-	$-	$2,852

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Long-Term Warrant Liability
Balance at December 31, 2010	$2,852
Derivative liability income	(1,056)
Balance at June 30, 2011	$1,796

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

Net income (loss) per share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Fully diluted net income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income (loss) per share is antidilutive.  Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later.  The effect of computing the Company’s diluted net income (loss) per share was antidilutive and, as such, basic and diluted net income (loss) per share are the same for the three and six-month periods ended June 30, 2011 and 2010.

Effect of new accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”).  ASU 2010-06 amended certain provisions of ASC 820-10 by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The adoption did not have a material impact on the Company's financial statements or disclosures, as the Company did not have any financial instruments valued using Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.  Certain provisions of ASU 2010-06 were effective for the Company for the fiscal year beginning January 1, 2011.  These provisions require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements.  The Company has adopted the provisions of ASU 2010-06 in its 2011 financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions.  Under this new guidance, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This guidance will be effective on a prospective basis beginning January 1, 2011.  The Company does not believe the adoption of ASU 2010-17 will have a material impact on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS” (“ASU 2011-04”).  ASU 2011-04 defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements.  The guidance will be effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. The Company does not believe the adoption of ASU 2011-04 will have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 eliminates the current requirement to report other comprehensive income and its components in the statement of equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance will be effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. Other than presentation in the financial statements, the Company believes the adoption of ASU 2011-05 will have no effect on the Company’s financial position or results of operations.

Note 2:  Management's consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to fund the Company’s liabilities, which included approximately $2.0 million in accounts payable, $8.1 million of convertible debt, $949,000 of payroll tax liabilities (see Note 7) and approximately $1.85 million of other liabilities at June 30, 2011.  In addition, the Company may be subject to tax liens if it cannot abide by the terms of the Offer in Compromise approved by the Internal Revenue Service to satisfactorily settle outstanding payroll tax liabilities (see Note 7).  The consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties.  Management is considering several alternatives for mitigating these conditions.

Management has undertaken and successfully completed a program to reduce the Company’s outstanding debt as follows:

As more fully described in Note 4, the Company entered into Note Amendment and Forbearance Agreements in January 2011 with the holders of the CASTion Notes originally due May 31, 2010.  As part of these agreements, the Company issued amended CASTion Notes that extended the maturity date until February 29, 2012.

Also as more fully described in Note 4, the Company and certain investors entered into a Bridge Loan Agreement on March 10, 2010 pursuant to which the Company issued convertible notes (the “2010 Bridge Notes”) that provided $4.6 million of funding to the Company in 2010.  Of this amount, $1.9 million was converted into the Company’s Series B Convertible Preferred Stock in July 2010.  The Bridge Loan Agreement and the 2010 Bridge Notes were amended on June 30, 2010 and February 25, 2011.  The amendment on February 25, 2011 extended the maturity date of the 2010 Bridge Notes to February 29, 2012.

As more fully described in Notes 4, 5 and 8, the Company entered into a Bridge Loan and Warrant Amendment Agreement with certain investors on June 17, 2011 pursuant to which the Company received proceeds totaling approximately $2.9 million.  The Bridge Loan and Warrant Amendment Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding, bringing the total proceeds to approximately $4.5 million (the “2011 Bridge Loans”).

On July 1, 2011, the Company used approximately $1.6 million of these proceeds to pay down the entire principal balance of the CASTion Notes as described above.  Per the terms of the amended 2010 Bridge Loan Agreement, as described above, the repayment of the CASTion Notes triggered the Company’s right to convert the entire outstanding balance of principal and interest on the 2010 Bridge Notes (approximately $4.5 million) into Series B Convertible Preferred Stock, and the Company intends to effect such conversion in August 2011.  The 2011 Bridge Loans will be cancelled in payment of the warrant exercise price for purchase of Series B Convertible Preferred Stock in August 2011. If the Company fully effects its plan to convert the 2010 Bridge Notes and 2011 Bridge Notes in August 2011, the Company expects to have approximately $1.4 million of convertible debt remaining on its balance sheet after such conversion.

Management is actively seeking to raise substantial working capital through additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive from operations.  Management is also actively pursuing commercial contracts to generate operating revenue.  Management has determined that the financial success of the Company is partly dependent upon the Company’s ability to collaborate with financially sound third parties to pursue projects involving the Technologies.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

Pursuant to the LLC Agreement, TEPS and BPD each own a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made a capital contribution of $125,000 to the Joint Venture in the first quarter of 2011 and $131,500 in the second quarter of 2011.

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

The Company accounts for the Joint Venture using the equity method of accounting.  Accordingly, the Company reduced the value of its investment in the Joint Venture by $269,000 in the first six months of 2011 to account for its share of net losses incurred by the Joint Venture.  The value of the Company’s investment in the Joint Venture is $12,000 as of June 30, 2011 and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 4:  Convertible debt

Convertible debt consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Convertible Promissory Note, 5%, due March 7, 2013, less discount of $265 in 2011 and $345 in 2010	$605	$504
Convertible Promissory Note, 5%, due March 21, 2013, less discount of $106 in 2011 and $132 in 2010	810	762
Convertible Promissory Notes, 10%, due February 29, 2012, less discount of $1,986 in 2011 and $0 in 2010	1,124	5,380
Convertible Bridge Notes, 10%, due February 29, 2012, less discount of $77 in 2011 and $496 in 2010	2,832	2,246
Bridge Loans, 0%, due February 29, 2012, less discount of $33 in 2011	2,770	—

	8,141	8,892
Less: current portion	(6,726)	—
	$1,415	$8,892

Roenigk Loans

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $22,000 of accrued interest to the principal balance of the Note during the six months ended June 30, 2011.  Total interest added to the principal balance of the Note was $167,000 as of June 30, 2011.

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007.  The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $21,000 of accrued interest to the principal balance of the Note during the six months ended June 30, 2011.  Total interest added to the principal balance of the Note was $121,000 as of June 30, 2011.

CASTion Acquisition Financing

On July 2, 2007, the Company issued Convertible Promissory Notes (the “CASTion Notes”) in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion.  The outstanding principal and accrued interest were convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the holders’ discretion.  The CASTion Notes contained conventional weighted-average anti-dilution provisions for the adjustment of the conversion price in the event the Company issued additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price.  The Notes matured on May 31, 2010.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

On January 7, 2011 the Company entered into Note Amendment and Forbearance Agreements (the “Agreements”) with the holders of the CASTion Notes (the “CASTion Noteholders”).  Pursuant to the Agreements, (i) the Company made payments totaling $1,144,336 against the outstanding balances of the CASTion Notes; (ii) the CASTion Noteholders converted an aggregate of $902,710 in principal and accrued interest on the CASTion Notes into shares of the Company’s Series B Convertible Preferred Stock; (iii) the Company issued to the CASTion Noteholders warrants for the purchase of an aggregate of 17,585,127 shares of its Common Stock at an exercise price of $0.40 per share and an aggregate of 6,018,065 shares of its Common Stock at an exercise price of $0.30 per share; (iv) the maturity date of the CASTion Notes was extended to February 29, 2012; (v) the Company made additional cash payments to the CASTion Noteholders totaling $37,914; and (vi) the CASTion Notes were amended and restated.

The amended and restated CASTion Notes bore interest at the rate of 10% per annum.  Installment payments (based on a 10-year amortization schedule) were due on the last day of each month beginning January 31, 2011.  The restated CASTion Notes were convertible, in whole or in part, at any time at the election of the CASTion Noteholders, into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.  The restated CASTion Notes provided that, in the event, on or before July 5, 2011, the Company made any payments of principal or accrued interest, then simultaneously with the making of such payment a portion of the remaining principal and accrued and unpaid interest on the restated CASTion Notes in an amount equal to the amount of such payment automatically converted into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.  The restated CASTion Notes also provided that, in the event that (i) the closing price of the Company’s Common Stock equaled or exceeded $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeded 30,000 shares for 20 consecutive trading days, then the entire principal amount, plus all accrued and unpaid interest thereon, would automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.

The Company accounted for the restated CASTion Notes as a debt modification, as the present value of cash flows of the restated CASTion Notes were in excess of those under the original terms.  In addition, the Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $3.4 million of the balance of the restated CASTion Notes to the warrants on a relative fair value basis and was recorded as a debt discount.  The debt discount was amortized to interest expense over the stated term of the Restated Notes.

As further discussed in Note 8, on July 1, 2011, the Company made payments of approximately $1.6 million against the principal balance of the restated CASTion Notes, and the entire remaining principal and accrued interest was converted into Series B Convertible Preferred Stock.

March 2010 Bridge Note Financing

On March 10, 2010, the Company entered into a Bridge Loan Agreement, effective March 1, 2010 with six of its principal investors (“the 2010 Investors”), all related parties, pursuant to which the Investors agreed to make bridge loans to the Company in the aggregate amount of $4.6 million.  In connection therewith, the Company issued to the 2010 Investors 3% Secured Convertible Promissory Notes (the “2010 Bridge Notes”).  The 2010 Bridge Notes bore interest at the rate of 3% per annum and were due and payable on February 28, 2011.  The entire unpaid principal amount, together with all interest then accrued and unpaid under each 2010 Bridge Note, was convertible, at the election of the holder, into shares of the Company’s Common Stock at a conversion price of $0.24 per share.

On February 25, 2011 the Company and the 2010 Investors entered into Note Extension and Amendment Agreements amending the terms of the 2010 Bridge Notes.  As amended (the “Amended 2010 Bridge Notes”), bear interest at the rate of 10% per annum and mature on February 29, 2012.  The Amended 2010 Bridge Notes are convertible into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share at any time at the election of the holders.  In the event, prior to the maturity date of the Amended 2010 Bridge Notes, the Company pays in full the restated CASTion Notes as detailed above, then the Amended 2010 Bridge Notes shall convert, at the Company’s election, into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.  In the event that (i) the closing price of the Company’s Common Stock equals or exceeds $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeds 30,000 shares for 20 consecutive trading days, then the entire principal amount of the Amended 2010 Bridge Notes, plus all accrued and unpaid interest, shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.  Upon conversion of all or any portion of the Amended 2010 Bridge Notes, the Company will issue five-year warrants for the purchase, at an exercise price of $0.30 per share, of that number of shares of the Company’s Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”).  The Amended 2010 Bridge Notes contain other conventional terms, including events of default upon the occurrence of which the Amended 2010 Bridge Notes become immediately due and payable.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company accounted for the Amended 2010 Bridge Notes as a debt modification, as the present value of cash flows of the Amended 2010 Bridge Notes were in excess of those under the original terms.  In addition, the difference between the effective conversion price of the Amended 2010 Bridge Notes and the fair value of the Company’s Common Stock on the date of issuance resulted in a beneficial conversion feature of $117,000, the intrinsic value of the conversion feature on that date, which was recorded as a debt discount.  The debt discount is amortized to interest expense over the stated term of the Amended 2010 Bridge Notes.

As further discussed in Note 8, the Company intends to exercise its right to convert the entire principal and accrued interest balance of the Amended 2010 Bridge Notes into Series B Convertible Preferred Stock in August 2011.

June 2011 Bridge Note Financing

On June 17, 2011 the Company entered into a Bridge Loan and Warrant Amendment Agreement (the “2011 Bridge Loan Agreement”) with six of its principal investors (“the 2011 Investors”), pursuant to which the Company issued Promissory Notes (the “2011 Bridge Notes”) in exchange for total proceeds of approximately $2.9 million.  This Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding to the Company and the issuance of additional 2011 Bridge Notes in such principal amount (see Note 8).

The 2011 Bridge Notes are payable on demand at any time on or after February 29, 2012 (the “Maturity Date”).  They do not bear interest until the Maturity Date and will bear interest at the rate of 10% per annum from and after the Maturity Date.  The 2011 Bridge Notes may not be prepaid, in whole or in part, without the prior written consent of the 2011 Investors.  The 2011 Investors have agreed to surrender the 2011 Bridge Notes in payment of the exercise price for warrants held by or issuable to them (the “Warrants”) if and when the conditions to their amendment and exercise have been satisfied.  The 2011 Bridge Notes contain other conventional terms, including events of default upon the occurrence, and during the continuation, of which the 2011 Bridge Notes will bear interest at the rate of 10% per annum.

Pursuant to the 2011 Bridge Loan Agreement, the Company agreed, subject to the satisfaction of certain conditions, to amend the Warrants (i) to provide that they will be exercisable for the purchase of shares of our Series B Convertible Preferred Stock (the “Series B Stock”) instead of Common Stock (with the number of shares of the Series B Stock determined by dividing by ten (10) the number of shares of Common Stock for which the Warrants are currently exercisable) and (ii) to change the exercise prices of all Warrants (which currently range from $0.30 to $1.82 per share of Common Stock) to $1.30 per share of Series B Stock (the equivalent of $0.13 per Common-equivalent share).  The Investors agreed, subject to the satisfaction of certain conditions, to exercise all of the Warrants.  The principal amount of the 2011 Bridge Notes is equal to the aggregate exercise price of the Warrants (after they are amended as described above).

Because the 2011 Bridge Notes do not bear interest, the Company calculated the present value of the 2011 Bridge Notes using an imputed interest rate of 10% and recorded imputed interest of $77,000 as a debt discount.

As discussed in Note 8, on July 1, 2011, the Company used approximately $1.6 million of the proceeds from the issuance of the 2011 Bridge Notes to pay down the principal balance of the restated CASTion Notes as described above.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 5:  Equity

At June 30, 2011, approximately 239,000,000 shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Common Stock

In March 2011, an investor of the Company converted 100,000 shares of Series B Convertible Preferred Stock into 1 million shares of the Company’s Common Stock.  In May 2011, an investor of the Company converted 18,518 shares of Series B Convertible Preferred Stock into 185,180 shares of the Company’s Common Stock.

Stock Options

During the six-month period ended June 30, 2011, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 1.2 million stock options under the Company’s 2008 Incentive Stock Plan.  The options are exercisable at $0.30 per share for a ten year period.  The exercise price was equal to or greater than the market price on the respective grant dates.

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the six-month periods ended June 30, 2011 and 2010:

	2011	2010

Cost of revenue	$12	$7
General and administrative	532	838
Engineering, research and development	55	96
Sales and marketing	56	62
Option expense before tax	655	1,003
Provision for income tax	—	—
Net option expense	$655	$1,003

The fair value of options granted during the six-month periods ended June 30, 2011 and 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2011	2010

Risk-free interest rate	3.5%	3.6% - 3.8%
Expected option life (years)	6.25	10.0
Expected volatility	91%	80%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the six-month periods ended June 30, 2011 and 2010 follows:

	2011		2010
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	22,065,402	$0.57	11,203,800	$1.18
Granted	1,200,000	$0.30	13,039,102	$0.30
Canceled	(3,090,675)	$1.22	(1,627,500)	$1.99
Outstanding, end of period	20,174,727	$0.46	22,615,402	$0.61
Exercisable, end of period	9,069,647	$0.65	7,176,925	$1.28

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The weighted average fair value of options granted were approximately $0.23 per share for the six-month periods ended June 30, 2011 and 2010.  The weighted average fair value of options vested was approximately $488,000 and $64,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

Exercise prices for options outstanding as of June 30, 2011 ranged from $0.30 to $1.75.  The weighted average remaining contractual life of those options was approximately 8.2 years at June 30, 2011.  The weighted average remaining contractual life of options vested and exercisable was approximately 7.6 years at June 30, 2011.

As of June 30, 2011, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 0.9 years.  The Company recognizes stock-based compensation on the straight-line method.

Warrants

At June 30, 2011, there were outstanding warrants for the purchase of approximately 116,000,000 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $1.82 per share (weighted average exercise price was $0.40 per share) until expiration (800,000 shares in 2011, 14,833,333 shares in 2012, 8,896,554 shares in 2013, 20,173,718 in 2014, 45,233,327 shares in 2015 and 26,455,132 shares after 2015).

Note 6:  Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources.  The Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies.  The Company currently generates almost all of its revenues from the sale and application of its water treatment technologies.  Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development.  In 2009, the Company established BTCC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology.  Because revenues and costs related to the Company’s clean energy technologies is immaterial to the entire Company taken as a whole, the financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies.

The Company’s operations are currently conducted solely in the United States.  The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 7:  Commitments and contingencies

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008.  Pursuant to the Offer in Compromise, the Company has agreed to satisfy its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).  During the pendency of the IRS review of the Offer in Compromise the Company has made interim payments totaling $1,691,000; a balance of $443,636 remains to be paid in monthly installments of $89,000 each through December 2011.  In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated.  The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

Accrued payroll taxes, which include taxes, penalties and interest related to state taxing authorities, totaled approximately $949,000 as of June 30, 2011.  The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer (“Fassbender”), filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  On April 7, 2011, the two parties entered into a settlement agreement through which, in exchange for mutual releases, the Company agreed to pay Fassbender a total of $400,000 in monthly installments of $16,667 per month over a two-year period.  The Company issued a non-interest bearing note to Fassbender for these payments.  In addition, Fassbender agreed to tender all outstanding stock options to the Company in exchange for an equal number of warrants.  The warrants are exercisable at an exercise price of $0.24 per share and have a five-year term.

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

Note 8: Subsequent Events

On July 1, 2011, the Company exercised its right to prepay a portion of the outstanding principal balance and accrued and unpaid interest on the restated CASTion Notes as detailed in Note 4 by making payments in the aggregate amount of $1,568,267.  These payments represent slightly in excess of 50% of the balance of principal and accrued interest balance on the restated CASTion Notes.

Per the terms of the restated CASTion Notes, in the event, on or before July 5, 2011, the Company makes any payments of principal or accrued interest, then simultaneously with the making of such payment a portion of the remaining principal and accrued and unpaid interest on the restated CASTion Notes in an amount equal to the amount of such payment shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share and Warrants for the purchase of the Company’s Common Stock equal to that number of shares of the Company’s Common Stock determined by dividing 200% of the amount of principal and interest converted by $0.30.  Accordingly, on July 1, 2011, the Company issued 653,439 shares of its Series B Convertible Preferred Stock and Warrants for the purchase of 10,455,024 shares of its Common Stock.  As a result, the restated CASTion Notes were considered to be repaid in full on July 1, 2011.

On July 11, 2011 the Company received written consents from stockholders representing approximately 71.3% in voting power of the Company’s capital stock authorizing an amendment of the Company’s Certificate of Incorporation for the following purposes:

•
to increase the total number of authorized shares of stock to 455,000,000 shares, of which 425,000,000 shares shall be Common Stock and 30,000,000 shares shall be Preferred Stock, with 208,334 shares of the Preferred Stock designated “Series A Convertible Preferred Stock”, 12,000,000 shares of the Preferred Stock designated “Series B Convertible Preferred Stock” and the remaining shares undesignated; and

•
to modify the definition of “Additional Stock” (as set forth in Section 6(g)(ii) of the Description of Series B Convertible Preferred Stock attached as Exhibit A to the Certificate of Designation, Preferences and Rights filed in the Office of the Secretary of State of the State of Delaware on November 18, 2009 (the “Series B Terms”)) to exclude any shares of Common Stock issued or deemed issued in a transaction or series of related transactions approved by the holders of a majority of the then-outstanding Series B Stock.

The Company has given all stockholders notice that the amendment has been approved and expects to file a Certificate of Amendment to its Certificate of Incorporation to effect the amendment in August 2011 following expiration of a waiting period required under Rule 14(c)-2.

On July 12, 2011 the Company amended the 2011 Bridge Loan Agreement as detailed in Note 4 to provide for an additional $1.6 million of funding to the Company and the issuance of additional 2011 Bridge Notes.  These additional 2011 Bridge Notes were issued on the same terms as the original 2011 Bridge Loans.

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

We currently generate revenues from the sale and development of wastewater treatment systems.  We enter into contracts with our customers to provide a wastewater treatment solution that meets the customer’s present and future needs.  Our revenues are tied to the size and scale of the wastewater treatment system required by the customer, as well as the progress made on each customer contract. Historically we marketed and sold our products in North America. In 2011, we began marketing and selling our products in Asia and Europe. These marketing and selling activities are performed by our direct sales force and sales representatives.

We own or license all of the wastewater treatment system and energy technologies (the “Technologies”) that we use in our business.

We have made significant progress over the past year in resolving our past legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth.  However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $5.5 million for the six-month period ended June 30, 2011 and $9.9 million for the year ended December 31, 2010.  Cash outflows from operations totaled $3.4 million for the six-month period ended June 30, 2011 and $5.6 million and for the year ended December 31, 2010.  As a result, we will require additional capital to continue to fund our operations.

Results of Operations

Comparison of Quarters Ended June 30, 2011 and 2010

Revenues totaled $1,434,000 for the second quarter of 2011 compared to $253,000 for the second quarter of 2010.  In the second quarter of 2011, we substantially completed production on one industrial contract and were in the later stages of engineering and design work on our $27.1 million contract with the New York City Department of Environmental Protection (“NYCDEP”).  We expect to generate significant revenues from the NYCDEP contract in the third and fourth quarters of 2011.  Revenues for the second quarter of 2010 were mainly derived from completing production on one large industrial contract.

Gross profit for the second quarter of 2011 was $154,000, an increase of $42,000 or 38% compared to the second quarter of 2010.  Gross profit in 2011 relates mainly to work performed on the NYCDEP contract and new business in 2011, partially offset by $51,000 of costs for maintaining our production group to prepare for the manufacturing phase of our NYCDEP contract and other new business. Gross profit in 2010 was the result of recognizing gross profit on the completed industrial project.

General and administrative expenses decreased by $31,000 or 2% in the second quarter of 2011 compared to 2010, primarily due to a $243,000 decrease in stock option expenses and a $50,000 decrease in payroll-related expenses, offset by a $253,000 increase in legal, consulting and other professional service expenses primarily related to settling an employee lawsuit in April 2011.

Engineering, research and development expenses decreased by $144,000 or 70% in the quarter ended June 30, 2011 compared to 2010, as the majority of our engineering costs in 2011 related directly to our NYCDEP contract and were charged to Cost of Sales.  Our engineering team did not incur any direct costs on projects in the second quarter of 2010.

Sales and marketing expenses increased by $302,000 or 99% in the second quarter of 2011 compared to 2010. This increase is due to $171,000 of additional expense in 2011 for increased sales headcount and focused efforts to increase our sales pipeline and $131,000 related to the commencement of international business development activities.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $39,000 in the second quarter of 2011 and mark-to-market loss of approximately $3.1 million in the second quarter of 2010.  Income in the second quarter of 2011 relates primarily to the passage of time.  The charge in 2010 primarily relates to the increase in our stock price at June 30, 2010 compared to March 31, 2010 and increasing the expected volatility rate assumption used as of June 30, 2010.

Interest and other expense increased during the second quarter of 2011 compared to 2010 by $310,000 due to amortization of debt discounts recognized upon amending our Convertible Notes and Bridge Notes in the first quarter of 2011.

We recognized losses related to our BTCC joint venture totaling $182,000 in the second quarter of 2011 compared to losses of $64,000 in the second quarter of 2010.  The increase in losses were the direct result of BTCC investing in a dedicated full-time Chief Executive Officer in the beginning of 2011 and increasing its business development activity to market the ZEBS technology.

Comparison of Six-Month Periods Ended June 30, 2011 and 2010

Revenues totaled $2,382,000 for the first six months of 2011 compared to $1,413,000 for the first six months of 2010, an increase of $969,000 or 69%.  We were in the later stages of engineering and design work on our $27.1 million contract with the NYCDEP during 2011, substantially completed production on one industrial contract and started installation work on an industrial contract for which production was completed in 2010. We completed production on two large industrial contracts in the first six months of 2010, which comprised most of our revenues.

Gross profit for the first six months of  2011 was $135,000, an increase of $33,000 or 32% compared to the first six months of 2010.  Gross profit in 2011 relates mainly to work performed on the NYCDEP contract and new business in 2011, partially offset by $123,000 of costs for maintaining our production group to prepare for the manufacturing phase of our NYCDEP contract and other new business. Gross profit in 2010 was the result of recognizing gross profit on the two industrial projects completed by the end of the second quarter of 2010.

General and administrative expenses increased by $243,000 or 10% in the six-month period ended June 30, 2011 compared to 2010, due to a $599,000 increase in legal, consulting and other professional service expenses primarily related to settling an employee lawsuit in April 2011, offset primarily by a $307,000 decrease in stock option expenses.

Engineering, research and development expenses decreased by $292,000 or 67% in the six-month period ended June 30, 2011 compared to 2010, as the majority of our engineering costs related directly to our NYCDEP contract and were charged to Cost of Sales.  Our engineering team did not incur any direct costs on projects in the first six months of 2010.

Sales and marketing expenses increased by $519,000 or 86% in the six-month period ended June 30, 2011 compared to 2010. This increase is primarily due to $370,000 of additional expense in 2011 for increased sales headcount and focused efforts to increase our sales pipeline and $131,000 related to the commencement of international business development activities.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $1,056,000 and mark-to-market loss of approximately $3 million in the six-month periods ended June 30, 2011 and 2010, respectively.  Income in 2011 relates primarily to a decrease in our stock price from December 31, 2010 to June 30, 2011 and the passage of time.  The charge in 2010 primarily relates to the increase in our stock price at June 30, 2010 compared to December 31, 2009 and increasing the expected volatility rate assumption used as of June 30, 2010.

Interest and other expense increased during the first six months of 2011 compared to 2010 by $1,327,000 due to amortization of debt discounts recognized upon amending our Convertible Notes and Bridge Notes in the first quarter of 2011 and the increase in the interest rate on the amended Bridge Notes from 3% to 10% in the first quarter of 2011.

We recognized losses related to our BTCC joint venture totaling $269,000 in the first six months of 2011 compared to losses of $64,000 in the first six months of 2010.  The increase in losses were the direct result of BTCC investing in a dedicated full-time Chief Executive Officer in the beginning of 2011 and increasing its business development activity to market the ZEBS technology.

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

•	Attracted and retained several key executives and started a Board of Advisors;
•	Raised over $9 million in funding in 2010 and $4.5 million in funding thus par in 2011;
•
Restructured $8.1 million of senior debt in the first quarter of 2011, paid down $2.8 million of debt during 2011 and converted $5.3 million of debt and $300,000 of accrued interest into our Series B Convertible Preferred stock during 2011;

•	Achieved relisting of our Common Stock on the OTC bulletin board; and
•
Settled IRS payroll tax issues, resulting in a $2.3 million gain in the fourth quarter of 2010, and reached settlements with former CASTion shareholders who had threatened litigation and with a former employee.

However, we have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or investment partners.  We have funded our operations primarily from the sale of convertible debt, short-term borrowings, preferred stock and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology.  We are currently in discussions with current and potential new investors for equity or debt financing to fund our operations until we can operate on a cash flow positive basis.

Cash used in operations amounted to $3,426,000 and $3,449,000 for the six-month periods ended June 30, 2011 and 2010, respectively.  Cash used in operations is primarily a result of our continued net losses in 2011 and 2010.  Cash used in investing activities included investments in BTCC totaling of $256,000 and purchases of property and equipment of $81,000 during 2011.

At June 30, 2011, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of June 30, 2011, we had a cash balance of approximately $2.2 million and current liabilities of approximately $12.5 million, which consisted primarily of accounts payable of $2.0 million, convertible debt (net of discounts) of $6.7 million, accrued payroll taxes of $949,000 and other current liabilities of $1.6 million.

On January 7, 2011 we entered into Note Amendment and Forbearance Agreements with the holders (the “Noteholders”) of our Convertible Promissory Notes (the “Old Notes”).  Pursuant to the Agreements, (i) we made an aggregate of $1,144,336 in payments against the outstanding balances of the Old Notes; (ii) the Noteholders converted an aggregate of $902,710 in principal and accrued interest under the Old Notes into shares of our Series B Convertible Preferred Stock; (iii) we issued to the Noteholders warrants for the purchase of an aggregate of 17,585,127 shares of our Common Stock at an exercise price of $0.40 per share and an aggregate of 6,018,065 shares of our Common Stock at an exercise price of $0.30 per share; (iv) we amended and restated the Old Notes to read in the form of Amended and Restated Promissory Notes due February 29, 2012 (the “Restated Notes” and, with the Old Notes, the “Notes”); (v) we made additional cash payments to the Noteholders in the aggregate amount of $37,914; and (vi) the Noteholders agreed, subject to certain conditions set forth in the Note Amendment and Forbearance Agreements, to forbear until February 29, 2012, from exercising their rights and remedies under the Restated Notes.

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

On February 25, 2011, we entered into a Note Extension and Amendment Agreement with the holders of our Convertible Bridge Notes (the “Bridge Noteholders”) due February 28, 2011 through which the maturity date of these Notes (the “Amended Notes”) was extended to to February 29, 2012.

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

On June 17, 2011 we entered into a Bridge Loan and Warrant Amendment Agreement (the “Agreement”) with six current investors who hold warrants for the purchase in the aggregate of 22,379,232 shares of our Common Stock (collectively, the “Warrants”).  Pursuant to the Agreement, we received proceeds totaling approximately $2.9 million in exchange for Promissory Notes (the “Notes”).  The Notes are payable on demand at any time on or after February 29, 2012 (the “Maturity Date”).  They do not bear interest until the Maturity Date and will bear interest at the rate of 10% per annum from and after the Maturity Date.  This Notes may not be prepaid, in whole or in part, without the prior written consent of the Investors.  The Investors have agreed to surrender the Notes in payment of the exercise price for Warrants if and when the conditions to their amendment and exercise have been satisfied.  The Notes contain other conventional terms, including events of default upon the occurrence, and during the continuation, of which the Notes will bear interest at the rate of 10% per annum.  This Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding to us.

Pursuant to the Agreement, we agreed, subject to the satisfaction of certain conditions, to amend the Warrants (i) to provide that they will be exercisable for the purchase of shares of our Series B Convertible Preferred Stock (the “Series B Stock”) instead of Common Stock (with the number of shares of the Series B Stock determined by dividing by ten (10) the number of shares of Common Stock for which the Warrants are currently exercisable) and (ii) to change the exercise prices of all Warrants (which currently range from $0.30 to $1.82 per share of Common Stock) to $1.30 per share of Series B Stock (the equivalent of $0.13 per Common-equivalent share).  The Investors agreed, subject to the satisfaction of certain conditions, to exercise all of the Warrants.  The principal amount of the Notes is equal to the aggregate exercise price of the Warrants (after they are amended as described above).

On July 1, 2011 we paid approximately $1.6 million in the aggregate to the holders of the Restated Notes using the proceeds received from the June 17, 2011 financing as described above.

Although our financial condition has improved, there can be no assurance that we will be able to obtain the funding necessary to continue our operations and development activities.  We continue to engage current and potential new investors in discussions for equity or debt financing that will fund our operations until we can operate on a cash flow positive basis.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

The Company did not make any changes to its internal controls over financial reporting during the quarter ended June 30, 2011.  However, the Company did complete its documentation and testing of internal controls over financial reporting for the year ended December 31, 2010.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer (“Fassbender”), filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  On April 7, 2011, the two parties entered into a settlement agreement through which, in exchange for mutual releases, the Company agreed to pay Fassbender a total of $400,000 in monthly installments of $16,667 per month over a two-year period.  The Company issued a non-interest bearing note to Fassbender for these payments.  In addition, Fassbender agreed to tender all outstanding stock options to the Company in exchange for an equal number of warrants.  The warrants are exercisable at an exercise price of $0.24 per share and have a five-year term.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

3(i)	Certificate of Increase dated July 1, 2011, amending the Certificate of Incorporation of ThermoEnergy Corporation — Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed July 11, 2011.

10.1
Bridge Loan and Warrant Amendment Agreement by and among ThermoEnergy Corporation and Robert S. Trump; Focus Fund L.P.; Hughes Capital; Scott A. Fine; Peter J. Richards, Empire Capital Partners, LP; Empire Capital Partners, Ltd; Empire Capital Partners Enhanced Master Fund, Ltd —  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2011.

10.2
Form of Promissory Notes issued pursuant to the Bridge Loan and Warrant Amendment Agreement by and among ThermoEnergy Corporation and the investors identified in Exhibit 10.1 above  —  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 27, 2011.

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith

31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith

32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith

32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2011	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock, President and
Chief Executive Officer