Form 10-K/A
period 2010-12-31
THERMOENERGY CORP
filed 2011-09-26
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 3

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
Class – Common Stock, $.001 par value Outstanding at March 28, 2011 – 56,681,918 shares

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the following purposes:

(i)	to expand our disclosure in Part I, Item 1 (“Business”) to include additional disclosure regarding the methods of competition in our industry and our patents and other intellectual property;

(ii)	to amend Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to explain more fully the reasons for material changes from period to period; and

(iii)
to amend Part II, Item 9A (“Controls and Procedures”) (a) to provide a more accurate definition of internal control over financial reporting; (b) to disclose further details regarding the discovery and remediation of material weaknesses in our controls over financial reporting in 2010; and (c) to state Management’s conclusions as to the effectiveness of our disclosure controls and procedures as of December 31, 2010.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of Amendment No. 2 to our original Annual Report on Form 10-K/A on August 11, 2011 or modify or update other information or exhibits to our Annual Report on Form 10-K other than Exhibits 16, 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

Patents and Other Intellectual Property Rights

We own or license all of our Technologies, including the Technologies discussed previously in this document.

We rely on patent, trademark, copyright and trade secret laws and internal controls and procedures to protect our technology. We believe that a robust technology portfolio that is assessed and refreshed periodically is an essential element of our business strategy. We believe that our success will depend in part on our ability to:

•	Obtain patent and other proprietary protection for the technology and processes that we develop;

•	Enforce and defend patents and other rights in technology, once obtained;

•	Operate without infringing the patent and proprietary rights of third parties; and

•	Preserve our company's trade secrets.

We presently have been issued approximately twelve patents and have eight patent applications are pending. Patents have been issued in various countries with the main concentration in the United States. Our existing significant U.S. patents will expire between 2021 and 2027.

We take extensive measures to protect our intellectual property rights and information. For example, every employee enters into a confidential information, non-competition and invention assignment agreement with us when they join and are reminded of their responsibilities when they leave. We also enter into and enforce a confidential information and invention assignment agreement with contractors.

We own or license patents and pending patents covering technologies relating to:

•	ARP - Ammonia removal from a stream

•	ZEBS™ - Thermodynamic efficiency and pollution control

•	Enhanced biogas recovery and production

Although we believe our patent portfolio is a valuable asset, the discoveries or technologies covered by the patents, patent applications or licenses may not have commercial value. Issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop technology having effects similar or identical to our patented technology.

We periodically evaluate our patent portfolio based on our assessment of the value of the patents and the cost of maintaining such patents, and may choose from time to time to let various patents lapse, terminate or be sold.

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

Competition

Our Technologies enable the wastewater treatment and power generation industries to comply with state and federal clean water and clean air regulatory requirements while reducing their cost of operations.  We believe that these industries are dominated by process methods developed in the 1940s and 1950s, with only minor improvements since that time.  It is our belief that local, state and federal regulatory mandates, as well as amendments to previously enacted clean water regulations (see Government Regulation, below) have rendered the majority of these process methods ineffective, either from an economic or process efficiency standpoint, in meeting these mandates, especially as they relate to greenhouse gas ("GHG") reduction.  Yet conventional wisdom continues to enable these technologies to compete with our Technologies for a share of the wastewater treatment market.  Competitive factors affecting us include entrenchment and familiarity of the older technologies within our target markets.  Likewise, individuals with purchasing authority within our target markets are not as familiar with our Technologies and may be hesitant to adopt them in their municipal or industrial facilities.  Plant operators have attempted to meet the regulatory requirements by optimizing existing process methods rather than adopting new technologies, including ours.  The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new or developing companies.  The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise our principal competition.  However, there can be no assurance that there will not be additional competitors in the future or that such competitors will not develop technologies that are superior to ours.

We believe the principal competitive factors impacting our solutions are:

•	product performance;

•	price to performance characteristics;

•	delivery performance and lead times;

•	time to market;

•	breadth of product solutions;

•	sales, technical and post-sales service and support;

•	technical partnerships in early stages of product development;

•	sales channels; and

•	ability to drive standards and comply with new industry regulations.

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

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues for 2010 were $2,874,000 compared to $4,016,000 in 2009.  In 2009, we were in the middle stages of production on two large industrial contracts which comprised most of our revenues in 2009.  One of these contracts was substantially completed in the first quarter of 2010 while the other was substantially completed in the second quarter of 2010.  We started engineering and design work on our $27.1 million contract with NYCDEP in the third quarter of 2010.  This contract, along with other new contracts, are expected to significantly increase revenues in 2011.

Gross profit increased to $99,000 (3.4% of revenues) in 2010 compared to gross profit of $3,000 (0.1% of revenues) in 2009.  The 2010 increase is due to profit recognized on our New York City municipal contract and on two industrial contracts, offset by $226,000 of underutilized production costs due to excess capacity.  In 2009, our project profits were offset by $326,000 of underutilized production costs due to excess capacity.  In each year, we maintained excess capacity in anticipation of higher levels of business.

General and administrative expenses totaled $4,048,000 in 2010, an increase of $133,000 compared to 2009.  The increase is attributable to higher legal and professional expenses related to our financing transactions and an employee lawsuit.

Engineering, research and development expenses totaled $466,000 in 2010, a decrease  of $450,000 compared to 2009. Our engineering group was fully utilized performing design work related to our NYCDEP contract in the second half of 2010. As a result, $324,000 of engineering costs were charged to cost of revenues in 2010. Our engineering group did not perform any such work in 2009.  The remainder of the decrease is attributable mainly to reduced headcount in 2010 compared to 2009.

Selling expenses totaled $1,168,000 in 2010, an increase of $635,000 compared to 2009. The increase is due to increased sales headcount in 2010, as we focused on building our sales force to generate new business.

Stock option expense totaled $2,066,000 in 2010, an increase of $1,403,000 compared to 2009.  Stock option expenses in 2010 relate primarily to options granted to our new Chief Executive Officer and Chief Financial Officer in the fourth quarter of 2009 and the first quarter of 2010 and to certain key employees in the first quarter of 2010.  Stock option expenses in 2009 relate primarily to options granted to our executive team in the first quarter of 2009.

As a result of the IRS accepting our Offer in Compromise in March 2011, we have recorded a gain on payroll tax settlement of $2.3 million in 2010.  Because of our various financing transactions, including debt issuances and the restructuring of convertible debt into preferred stock in 2010 and 2009, we recognized losses on the extinguishment of debt of $614,000 and $3,285,000 in 2010 and 2009, respectively, which is primarily related to amortization of debt discounts for beneficial conversion features and warrants issued with the various debt issuances.  Expenses related to the issuance of warrants totaled $107,000 in 2010, a decrease of $1,818,000 compared to 2009.  Warrant expense in 2010 related to the issuance of warrants to our investment advisor in partial consideration for its services in connection with our private placement of shares of our Series B Convertible Preferred Stock in August 2010. Warrant expense in 2009 related primarily to the automatic repricing of certain warrants pursuant to the anti-dilution adjustment provisions of such warrants upon the consummation of our Series B Convertible Preferred Stock financing in September 2009.  In 2010, we recorded an expense of $293,000 related to the net change in fair value of our derivative instruments. We recorded income of $937,000 on these derivative instruments totaling $937,000 in 2009.  Interest expense in 2010 totaled $3,376,000 in 2010, an increase of $689,000 compared to 2009, due to higher amortization of debt discounts and higher interest rates paid on our convertible notes in default in 2010.

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

ITEM 9A.  Controls and Procedures

Management's Report On Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our Management and Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Our internal control over financial reporting is supported by a program of appropriate reviews by Management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Ethics adopted by our Board of Directors, applicable to all Directors, officers and employees.

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

Our Chief Executive Officer and our Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, Management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.  Specifically, Management has determined that our internal controls as of December 31, 2010 were deficient in that (i) we had not adequately allocated resources to ensure that necessary internal controls were implemented and followed and (ii) there was a lack of segregation of duties in our significant accounting functions.  The material weakness relating to our failure to allocate adequate resources to the implementation of internal controls was discovered and brought to the attention of our Audit Committee by Kemp & Company (“Kemp”), at the time our independent registered public accountants, during their audit for the year ended December 31, 2007.  The deficiency relating to the lack of segregation of duties in accounting functions was brought to our attention by Kemp during their audit for the year ended December 31, 2008.

Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with our independent registered public accounting firm and expects to hire additional qualified personnel in the financial and accounting area in order to remediate these material weaknesses by December 31, 2012.

In the Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2009, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2009, citing five specific areas where internal controls were found to be deficient.  We developed and implemented policies and procedures in 2010 to cure these deficiencies.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based on this evaluation, our Management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2010 and 2009.

Executive Compensation (1)

Name and Principal Position	Year	Salary ($)	Bonus	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Dennis C. Cossey	2010	$154,839	$75,000	$304,190	$34,276	$568,305
Chairman and CEO (4)	2009	$228,750	$0	$0	$41,944	$270,694

Cary G. Bullock	2010	$207,285	$0	$1,731,170	$57,008	$1,995,463
President and CEO (5)	2009	$0	$0	$0	$0	$0

Teodor Klowan, Jr.	2010	$177,883	$0	$335,168	$0	$513,051
Executive Vice President and CFO (6)	2009	$21,314	$0	$662,146	$0	$683,460

Alexander G. Fassbender
Executive Vice President and	2010	$31,923	$0	$0	$7,455	$37,378
Chief Technology Officer (7)	2009	$232,500	$0	$0	$23,184	$255,684

Shawn R. Hughes	2010	$34,231	$50,000	$0	$242,948	$327,179
President and Chief Operating Officer (8)	2009	$229,167	$0	$143,000	$39,833	$412,000

Arthur S. Reynolds	2010	$0	$53,000	$0	$65,000	$118,000
Interim CFO (9)	2009	$60,000	$30,000	$0	$153,856	$243,856

Andrew T. Melton	2010	$0	$0	$0	$0	$0
Executive Vice President and CFO (10)	2009	$79,166	$0	$0	$31,933	$111,099

(1)
Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named executive officers required to be reported in such columns during 2010 or 2009.

(2)
Amounts in the column “Option Awards” reflect the grant date fair value of stock options awarded in accordance with FASB ASC Topic 718. The fair value of options granted during 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010	2009

Risk-free interest rate	2.5% - 3.8%	3.0% - 3.9%
Expected option life (years)	10.0	10.0
Expected volatility	80% - 97%	77% - 80%
Expected dividend rate	0%	0%

(3)	Amounts in the column “All Other Compensation” are comprised of the following:

Name and Principal Position	Year	Severance ($)	Warrant Awards ($)	Car Allowances ($)	Medical and Insurance Reimbursement ($)	Total ($)

Dennis C. Cossey	2010	$0	$0	$0	$34,276	$34,276
Chairman and CEO	2009	$0	$0	$18,000	$23,944	$41,944

Cary G. Bullock	2010	$0	$0	$0	$57,008	$57,008
President and CEO	2009	$0	$0	$0	$0	$0

Teodor Klowan, Jr.	2010	$0	$0	$0	$0	$0
Executive Vice President and CFO	2009	$0	$0	$0	$0	$0

Alexander G. Fassbender
Executive Vice President and	2010	$0	$0	$0	$7,455	$7,455
Chief Technology Officer	2009	$0	$0	$6,750	$16,434	$23,184

Shawn R. Hughes	2010	$208,340	$0	$0	$34,608	$242,948
President and Chief Operating Officer	2009	$0	$0	$9,000	$30,833	$39,833

Arthur S. Reynolds	2010	$65,000	$0	$0	$0	$65,000
Interim CFO	2009	$15,000	$138,856	$0	$0	$153,856

Andrew T. Melton	2010	$0	$0	$0	$0	$0
Executive Vice President and CFO	2009	$0	$0	$8,000	$23,933	$31,933

(4)
Mr. Cossey served as Chairman and CEO until Mr. Cary Bullock was hired on January 27, 2010.  After that date, Mr. Cossey served only as Chairman. Mr. Cossey resigned as a director and his employment terminated on July 26, 2011.

(5)	Mr. Bullock was hired on January 27, 2010.

(6)	Mr. Klowan was hired on November 2, 2009 as Executive Vice President and assumed the role of Chief Financial Officer on November 16, 2009.

(7)	Mr. Fassbender’s employment as Executive Vice President and Chief Technology Officer terminated on March 3, 2010.

(8)
Mr. Hughes’s employment as President and Chief Operating Officer terminated upon the hiring of Mr. Bullock on January 27, 2010. Pursuant to Mr. Hughes’s Executive Employment Agreement, he received severance payments for 12 months following termination of his employment.

(9)
Mr. Reynolds served as interim CFO from August 3, 2009 until November 16, 2009 pursuant to a consulting agreement between the Company and Rexon Limited, a firm controlled by Mr. Reynolds.  Payments to Rexon Limited for the services of Mr. Reynolds are reported as salary, and payment of a success fee of $30,000 for the successful consummation of our Series B Convertible Preferred Stock financing is reported as a bonus. Termination payments made after the completion of Mr. Reynolds’ service are reported as severance.

Warrant awards included in “All Other Compensation” reflect the grant date fair value of warrants awarded to Mr. Reynolds in accordance with FASB ASC Topic 718. The fair value of warrants granted in 2009 were estimated at the date of grant using a Black-Scholes pricing model with the assumptions detailed in Note 2, above.

(10)	Mr. Melton’s employment as Executive Vice President and Chief Financial Officer terminated on August 3, 2009

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

ITEM 12.  Security Ownership by Certain Beneficial Owners and Management and Related Stockholder Matters

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

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

ITEM 14.  Principal Accountant Fees and Services.

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

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr.	September 26, 2011
Teodor Klowan, Jr. CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ Cary G. Bullock	President and Chief Executive Officer	September 26, 2011
	Cary G. Bullock	(Principal Executive Officer)

	/s/ Teodor Klowan, Jr.	Executive Vice President and Chief Financial Officer	September 26, 2011
	Teodor Klowan, Jr. CPA	(Principal Financial and Accounting Officer)

	*	Director	September 26, 2011
David Anthony

	*	Director	September 26, 2011
J. Winder Hughes III

	*	Director	September 26, 2011
Shawn R. Hughes

	*	Director	September 26, 2011
Arthur S. Reynolds

* By:	/s/ Cary G. Bullock
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