Form 10-Q/A
period 2011-06-30
THERMOENERGY CORP
filed 2011-09-26
CIK 884504

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

THERMOENERGY CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 for the following purposes:

(i)
to amend Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to provide further detail in our comparison of Results of Operations for the six- and three-month periods ended June 30, 2011 and 2010; and

(ii)	to include the signature of our Chief Financial Officer, as required by General Instruction G to Form 10-Q.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of our original Quarterly Report on Form 10-Q on August 11, 2011 or modify or update other information or exhibits to our Quarterly Report on Form 10-Q other than Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

Gross profit for the second quarter of 2011 was $154,000 (16.7% of revenues) compared to gross profit of $112,000 (44.8% of revenues) for the second quarter of 2010. Gross profit in 2011 relates mainly to work performed on the NYCDEP contract and new business in 2011, partially offset by $51,000 of costs for maintaining our production group to prepare for the manufacturing phase of our NYCDEP contract and other new business. Gross profit in 2010 was the result of our completing an industrial project during the quarter.

General and administrative expenses decreased by $31,000 or 2% in the second quarter of 2011 compared to 2010, primarily due to a $243,000 decrease in stock option expenses and a $41,000 decrease in payroll-related expenses, offset by a $253,000 increase in legal, consulting and other professional service expenses primarily related to settling an employee lawsuit in April 2011.

Engineering, research and development expenses decreased by $144,000 or 70% in the quarter ended June 30, 2011 compared to 2010.  Our engineering team was in the final stages of design work related to our NYCDEP contract. As a result, $177,000 of engineering costs were charged directly to cost of revenues in the second quarter of 2011. Our engineering team did not perform any such work in the second quarter of 2010.

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

Gross profit for the first six months of 2011 was $135,000 (5.7% of revenues) compared to gross profit of $102,000 (7.2% of revenues) for the first six months of 2010. Gross profit in 2011 relates mainly to work performed on the NYCDEP contract and new business in 2011, partially offset by $123,000 of costs for maintaining our production group to prepare for the manufacturing phase of our NYCDEP contract and other new business. Gross profit in 2010 was the result of our completion of industrial projects during 2010.

General and administrative expenses increased by $243,000 or 10% in the six-month period ended June 30, 2011 compared to 2010, due to a $599,000 increase in legal, consulting and other professional service expenses primarily related to settling an employee lawsuit in April 2011, offset primarily by a $307,000 decrease in stock option expenses.

Engineering, research and development expenses decreased by $292,000 or 67% in the six-month period ended June 30, 2011 compared to 2010. Our engineering team was in the final stages of design work related to our NYCDEP contract. As a result, $451,000 of engineering costs were charged directly to cost of revenues in the first six month of 2011. Our engineering team did not perform any such work in the first six months of 2010.

Sales and marketing expenses increased by $519,000 or 86% in the six-month period ended June 30, 2011 compared to 2010. This increase is due to $388,000 of additional expense in 2011 for increased sales headcount and focused efforts to increase our sales pipeline and $131,000 related to the commencement of international business development activities.

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

Date: September 26, 2011	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock
President and Chief Executive Officer

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr. CPA
Executive Vice President and Chief Financial Officer