Form 10-K/A
period 2010-12-31
THERMOENERGY CORP
filed 2011-10-14
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 4

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
Class – Common Stock, $.001 par value Outstanding at March 28, 2011 – 56,681,918 shares

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the following purposes:

(i)
to amend Part III, Item 11 (“Executive Compensation”) to include the value of warrants awarded to one of our executive officers in the column headed “Option Awards” in the Summary Compensation Table rather than in the column headed “All Other Compensation”; and

(ii)
to amend Part III, Item 12 (“Security Ownership by Certain Beneficial Owners and Management and Related Stockholder Matters”) to include disclosure of outstanding warrants issued to executive officers as compensation in the Equity Compensation Plan Table.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of Amendment No. 3 to our original Annual Report on Form 10-K/A on September 26, 2011 or modify or update other information or exhibits to our Annual Report on Form 10-K other than Exhibits 16, 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2010 and 2009.

Executive Compensation (1)

Name and Principal Position	Year	Salary ($)	Bonus	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Dennis C. Cossey	2010	$154,839	$75,000	$304,190	$34,276	$568,305
Chairman and CEO (4)	2009	$228,750	$0	$0	$41,944	$270,694

Cary G. Bullock	2010	$207,285	$0	$1,731,170	$57,008	$1,995,463
President and CEO (5)	2009	$0	$0	$0	$0	$0

Teodor Klowan, Jr.	2010	$177,883	$0	$335,168	$0	$513,051
Executive Vice President and CFO (6)	2009	$21,314	$0	$662,146	$0	$683,460

Alexander G. Fassbender
Executive Vice President and	2010	$31,923	$0	$0	$7,455	$37,378
Chief Technology Officer (7)	2009	$232,500	$0	$0	$23,184	$255,684

Shawn R. Hughes	2010	$34,231	$50,000	$0	$242,948	$327,179
President and Chief Operating Officer (8)	2009	$229,167	$0	$143,000	$39,833	$412,000

Arthur S. Reynolds	2010	$0	$53,000	$0	$65,000	$118,000
Interim CFO (9)	2009	$60,000	$30,000	$138,856	$15,000	$243,856

Andrew T. Melton	2010	$0	$0	$0	$0	$0
Executive Vice President and CFO (10)	2009	$79,166	$0	$0	$31,933	$111,099

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

(2)
Amounts in the column “Option Awards” reflect the grant date fair value of stock options awarded in accordance with FASB ASC Topic 718. The fair value of options granted during 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010	2009

Risk-free interest rate	2.5% - 3.8%	3.0% - 3.9%
Expected option life (years)	10.0	10.0
Expected volatility	80% - 97%	77% - 80%
Expected dividend rate	0%	0%

(3)	Amounts in the column “All Other Compensation” are comprised of the following:

Name and Principal Position	Year	Severance ($)	Car Allowances ($)	Medical and Insurance Reimbursement ($)	Total ($)

Dennis C. Cossey	2010	$0	$0	$34,276	$34,276
Chairman and CEO	2009	$0	$18,000	$23,944	$41,944

Cary G. Bullock	2010	$0	$0	$57,008	$57,008
President and CEO	2009	$0	$0	$0	$0

Teodor Klowan, Jr.	2010	$0	$0	$0	$0
Executive Vice President and CFO	2009	$0	$0	$0	$0

Alexander G. Fassbender
Executive Vice President and	2010	$0	$0	$7,455	$7,455
Chief Technology Officer	2009	$0	$6,750	$16,434	$23,184

Shawn R. Hughes	2010	$208,340	$0	$34,608	$242,948
President and Chief Operating Officer	2009	$0	$9,000	$30,833	$39,833

Arthur S. Reynolds	2010	$65,000	$0	$0	$65,000
Interim CFO	2009	$15,000	$0	$0	$15,000

Andrew T. Melton	2010	$0	$0	$0	$0
Executive Vice President and CFO	2009	$0	$8,000	$23,933	$31,933

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

	Stock Option Awards
	Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Dennis C. Cossey	150,000	none	$0.94	01/20/2011
	350,000	none	$1.11	01/02/2011
	797,500	none	$1.75	06/30/2018
	250,000	none	$1.50	02/27/2019
	none	1,000,000	$0.30	03/01/2020

Cary G. Bullock	2,039,851	6,119,550	$0.30	01/27/2020

Teodor Klowan, Jr.	781,250	1,718,750	$0.32	11/02/2019
	493,660	1,086,081	$0.30	01/27/2020

Alexander G. Fassbender	150,000	none	$0.94	01/20/2011
	350,000	none	$1.11	01/02/2011
	412,500	none	$1.75	06/30/2018
	250,000	none	$1.50	02/27/2019

Shawn R. Hughes	250,000	none	$1.50	02/27/2019
	600,000	none	$0.24	09/16/2019
	none	30,000	$0.35	11/18/2020

Arthur S. Reynolds	48,232	none	$0.31	07/31/2014
	45,455	none	$0.33	08/31/2014
	40,541	none	$0.37	09/30/2014
	46,875	none	$0.32	10/31/2014
	500,000	none	$0.50	11/30/2014
	30,000	none	$1.24	10/03/2018
	40,000	none	$1.24	06/30/2019
	30,000	none	$0.39	12/15/2019
	none	30,000	$0.35	11/18/2020

Andrew T. Melton	150,000	none	$0.94	01/20/2011
	350,000	none	$1.11	01/02/2011

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

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation plans approved by security holders

2008 Incentive Stock Plan	9,337,132	$0.68	10,662,868

Equity Compensation plans not approved by security holders

Stock options	12,470,770	$0.47	0

Warrants	1,281,103	0.35	0

Total	23,089,005	$0.55	10,662,868

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

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr.	October 14, 2011
Teodor Klowan, Jr. CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ Cary G. Bullock	President and Chief Executive Officer	October 14, 2011
	Cary G. Bullock	(Principal Executive Officer)

	/s/ Teodor Klowan, Jr.	Executive Vice President and Chief Financial Officer	October 14, 2011
	Teodor Klowan, Jr. CPA	(Principal Financial and Accounting Officer)

	*	Director	October 14, 2011
David Anthony

	*	Director	October 14, 2011
J. Winder Hughes III

	*	Director	October 14, 2011
Shawn R. Hughes

	*	Director	October 14, 2011
Arthur S. Reynolds

* By:	/s/ Cary G. Bullock
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