Form 10-K/A
period 2010-12-31
THERMOENERGY CORP
filed 2011-11-02
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 5

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
Class – Common Stock, $.001 par value Outstanding at March 28, 2011 – 56,681,918 shares

THERMOENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 5 to our Annual Report on Form 10-K/A for the year ended December 31, 2010 in order to amend Part II, Item 9A (“Controls and Procedures”) to include revised disclosure, under the heading “Evaluation of Disclosure Controls and Procedures”, regarding Management’s revised conclusions as to the effectiveness of our disclosure controls and procedures.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of Amendment No. 4 to our Annual Report on Form 10-K/A on October 14, 2011 or modify or update other information or exhibits to our Annual Report on Form 10-K other than Exhibits 16, 31.1, 31.2, 32.1 and 32.2, which are being filed herewith.

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

In the Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2009, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2009, citing five specific areas where internal controls were found to be deficient.  We developed and implemented policies and procedures in 2010 to address these deficiencies.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based on this evaluation, our Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 due to (i) our failure to allocate adequate resources to ensure that necessary internal controls were implemented and followed and (ii) a lack of segregation of duties in our significant accounting functions.

Management has discussed its conclusions regarding the deficiencies in our disclosure controls and procedures with the Audit Committee and with our independent registered public accounting firm and expects to hire additional qualified personnel in the financial and accounting area in order to remediate these material weaknesses by December 31, 2012.

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

THERMOENERGY CORPORATION
(Registrant)

/s/ Teodor Klowan, Jr.	November 2, 2011
Teodor Klowan, Jr. CPA Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ Cary G. Bullock	President and Chief Executive Officer	November 2, 2011
	Cary G. Bullock	(Principal Executive Officer)

	/s/ Teodor Klowan, Jr.	Executive Vice President and Chief Financial Officer	November 2, 2011
	Teodor Klowan, Jr. CPA	(Principal Financial and Accounting Officer)

	*	Director	November 2, 2011
David Anthony

	*	Director	November 2, 2011
J. Winder Hughes III

	*	Director	November 2, 2011
Shawn R. Hughes

	*	Director	November 2, 2011
Arthur S. Reynolds

* By:	/s/ Cary G. Bullock
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