Form 10-Q
period 2011-09-30
THERMOENERGY CORP
filed 2011-11-14
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number 33-46104-FW

THERMOENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0659511
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10 New Bond Street,
Worcester, Massachusetts	01606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 854-1628

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
Class – Common Stock, $.001 par value                                                 Outstanding at November 8, 2011 – 57,467,098 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	(unaudited) September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$1,807	$4,299
Accounts receivable, net	227	1,043
Costs in excess of billings	329	—
Inventories, net	134	65
Other current assets	1,154	289
Total Current Assets	3,651	5,696

Property and equipment, net	568	560
Other assets	58	61

Total Assets	$4,277	$6,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,820	$722
Accrued payroll taxes	687	1,470
Billings in excess of costs	3,234	1,880
Other current liabilities	1,426	1,995
Total Current Liabilities	7,167	6,067

Long Term Liabilities:
Derivative liability	2,186	2,852
Convertible debt	1,515	8,892
Other long term liabilities	222	180
Total Long Term Liabilities	3,923	11,924

Total Liabilities	11,090	17,991

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 30,000,000 shares at September 30, 2011 and 20,000,000 shares at December 31, 2010:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 208,334 shares at September 30, 2011 and 10,000,000 shares at December 31, 2010; issued and outstanding: 208,334 shares at September 30, 2011 and December 31, 2010	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 12,000,000 shares at September 30, 2011 and 6,454,621 shares at December 31, 2010; issued and outstanding: 11,664,993 shares at September 30, 2011 and 5,968,510 shares at December 31, 2010	117	60
Common Stock, $.001 par value: authorized – 425,000,000 shares at September 30, 2011 and 300,000,000 shares at December 31, 2010; issued and outstanding: 56,867,098 shares at September 30, 2011 and 55,681,918 shares at December 31, 2010	57	55
Additional paid-in capital	96,024	79,345
Accumulated deficit	(102,989)	(91,118)
Treasury stock, at cost: 133,797 shares at September 30, 2011 and December 31, 2010	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(6,807)	(11,674)
Noncontrolling interest	(6)	—
Total Stockholders’ Deficiency	(6,813)	(11,674)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,277	$6,317

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$1,193	$641	$3,575	$2,054
Less: cost of revenue	1,073	612	3,321	1,923
Gross profit	120	29	254	131

Operating Expenses:
General and administrative	897	1,398	3,592	3,851
Engineering, research and development	132	122	259	559
Sales and marketing	561	299	1,699	900
Total operating expenses	1,590	1,819	5,550	5,310

Loss from operations	(1,470)	(1,790)	(5,296)	(5,179)

Other income (expense):
Warrant expense	(1,799)	—	(1,799)	—
Derivative liability income (loss)	(653)	2,635	403	(321)
Loss on extinguishment of debt	(2,042)	(614)	(2,042)	(614)
Interest and other expense, net	(263)	(1,150)	(2,751)	(2,311)
Equity in losses of joint venture	(117)	(3)	(386)	(67)

Net loss	(6,344)	(922)	(11,871)	(8,492)
Net loss attributable to noncontrolling interest	17	—	57	—

Net loss attributable to ThermoEnergy Corporation	(6,327)	(922)	(11,814)	(8,492)
Deemed dividend on Series B Convertible Preferred Stock	(4,045)	(6,900)	(4,271)	(6,900)

Net loss attributable to ThermoEnergy Corporation common stockholders	$(10,372)	$(7,822)	$(16,085)	$(15,392)

Net loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.18)	$(0.15)	$(0.28)	$(0.29)

Weighted average shares used in computing loss per share, basic and diluted	56,867,098	53,679,473	56,506,905	53,679,473

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(11,871)	$(8,492)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	757	1,562
Equity in losses of joint venture	386	67
Warrant expense	1,799	—
Derivative liability (income) loss	(403)	321
Loss on extinguishment of debt	2,042	614
Loss on write-off of property, plant and equipment	62	—
Non-cash interest added to debt	245	490
Depreciation	57	36
Provision for inventory reserves	20	9
Amortization of discount on convertible debt	2,219	1,444
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	816	(536)
Costs in excess of billings	(329)	—
Inventories	(89)	—
Other current assets	(854)	33
Accounts payable	1,098	(186)
Billings in excess of costs	1,354	359
Other current liabilities	(1,023)	(42)
Other long-term liabilities	42	(37)

Net cash used in operating activities	(3,672)	(4,358)

Investing Activities:
Investment in joint venture	(400)	(59)
Purchases of property and equipment	(127)	(239)

Net cash used in investing activities	(527)	(298)

Financing Activities:
Proceeds from issuance of short-term borrowings	4,510	4,625
Proceeds from issuance of Series B Convertible Preferred Stock and warrants, net of issuance costs of $375 in 2010		4,625
Payments on convertible debt	(2,803)	—

Net cash provided by financing activities	1,707	9,250

Net change in cash	(2,492)	4,594
Cash, beginning of period	4,299	1,109
Cash, end of period	$1,807	$5,703

Cash paid for interest	$136	$—
Supplemental schedule of non-cash financing activities:
Conversion of convertible debt and accrued interest to Series B Convertible Preferred Stock	$10,139	$1,900
Conversion of Series B Convertible Preferred Stock to common stock	$284	$—
Debt discount recognized on convertible debt	$3,604	$3,054
Accrued interest converted to debt	$153	$323
Exercise of warrants recorded as derivative liabilities	$263	$—
Receipt of treasury stock	$—	$18

See notes to consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1:  Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (the “Company”) was incorporated in January 1988 as a diversified technologies company engaged in the worldwide commercialization of advanced municipal and industrial wastewater treatment systems and carbon reducing power generation technologies.

The Company’s wastewater treatment systems are based on its proprietary Controlled Atmosphere Separation Technology (“CAST”) platform.  The Company’s patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. The Company’s wastewater treatment systems have global applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST platform technology is owned by its subsidiary, CASTion Corporation (“CASTion”).

The Company also owns a patented pressurized oxycombustion technology known as the Zero Emission Boiler System (“ZEBS™”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions while removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology is intended to be used to build new or to retrofit old fossil fuel power plants globally with no emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology. The ZEBS™ technology is held in the Company’s subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and is being commercialized through a joint venture with Babcock Power Development, Inc. called Babcock-Thermo Clean Combustion LLC ("BTCC"). TEPS granted BTCC an exclusive worldwide license to commercialize the ZEBS™ technology.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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
September 30, 2011
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

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value.  Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current.  The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions.  Amounts considered uncollectible are written off based on the specific customer balance outstanding.  The Company did not record any bad debt expense for the three months ended September 30, 2011 and 2010; the Company recorded bad debt expense of $0 and $1,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  The allowance for doubtful accounts totaled $9,000 at September 30, 2011 and December 31, 2010.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of raw materials and supplies.

The Company evaluates its inventory for excess quantities and obsolescence on an annual basis.  In preparing its evaluation, the Company looks at the expected demand for its products for the next three to twelve months.  Based on this evaluation, it establishes and maintains a reserve so that inventory is appropriately stated at the lower of cost or net realizable value.  The Company recorded provisions for inventory reserves of $15,000 and $0 for the three months ended September 30, 2011 and 2010, respectively, and $20,000 and $9,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  Inventory reserves totaled $103,000 at September 30, 2011 and $83,000 at December 31, 2010.

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

The Company performed an evaluation of its property and equipment as of September 30, 2011 in conjunction with relocating its headquarters and recorded a write-off of $62,000.  This impairment loss is included as a component of interest and other expense on its Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2011.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.  The carrying amount of the Company’s convertible debt was $1,515,000 and $8,892,000 at September 30, 2011 and December 31, 2010, respectively, and approximates the fair value of these instruments.  The Company’s warrant liabilities are recorded at fair value.

The Company's liabilities carried at fair value are categorized using inputs from the three levels of the fair value hierarchy, as follows:

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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Liabilities measured at fair value on a recurring basis as of September 30, 2011 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability	$2,186	$-	$-	$2,186

Total Liabilities	$2,186	$-	$-	$2,186

Liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability	$2,852	$-	$-	$2,852
Total Liabilities	$2,852	$-	$-	$2,852

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Long-Term Warrant Liability
Balance at December 31, 2010	$2,852
Exercise of warrants	(263)
Derivative liability income	(403)
Balance at September 30, 2011	$2,186

Series B Convertible Preferred Stock

The Company accounts for its Series B Convertible Preferred Stock by first allocating the proceeds based on the relative fair value of the Series B Convertible Preferred Stock and the warrants issued to the investors, and then to any beneficial conversion features contained in the Preferred Stock.  The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate.  Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of the Company's consolidated balance sheets.  The value of the warrants and beneficial conversion features are considered a “deemed dividend” and are added as a component of net loss attributable to common stockholders in the Company’s Consolidated Statements of Operations.

Net income (loss) per share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Fully diluted net income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income (loss) per share is antidilutive.  Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later.  The effect of computing the Company’s diluted net income (loss) per share was antidilutive and, as such, basic and diluted net income (loss) per share are the same for the three and nine-month periods ended September 30, 2011 and 2010.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Note 2:  Management's consideration of going concern matters

The Company has incurred net losses since inception and will require additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to fund the Company’s liabilities, which included approximately $1.8 million in accounts payable, $1.5 million of convertible debt, $687,000 of payroll tax liabilities (see Note 7), $3.2 million of billings in excess of costs, derivative liabilities of $2.2 million and approximately $1.65 million of other liabilities at September 30, 2011.  In addition, the Company may be subject to tax liens if it cannot abide by the terms of the Offer in Compromise approved by the Internal Revenue Service to satisfactorily settle outstanding payroll tax liabilities (see Note 7).  The consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties.  Management is considering several alternatives for mitigating these conditions.

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

Also, as more fully described in Note 4, the Company and certain investors entered into a Bridge Loan Agreement on March 10, 2010 pursuant to which the Company issued convertible notes (the “2010 Bridge Notes”) that provided $4.6 million of funding to the Company in 2010.  Of this amount, $1.9 million was converted into the Company’s Series B Convertible Preferred Stock in July 2010.  The Bridge Loan Agreement and the 2010 Bridge Notes were amended on June 30, 2010 and February 25, 2011.  The amendment on February 25, 2011 extended the maturity date of the 2010 Bridge Notes to February 29, 2012.

As more fully described in Notes 4 and 5, the Company entered into a Bridge Loan and Warrant Amendment Agreement with certain investors on June 17, 2011 pursuant to which the Company received proceeds totaling approximately $2.9 million.  The Bridge Loan and Warrant Amendment Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding, bringing the total proceeds to approximately $4.5 million (the “2011 Bridge Loans”).

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

On July 1, 2011, the Company used approximately $1.6 million of these proceeds to pay down the principal balance of the CASTion Notes as described above.  Per the terms of the CASTion Notes, as amended, in the event the Company makes any payments of principal or accrued interest on or before July 5, 2011, an equal amount of such payment shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share and Warrants for the purchase of the Company’s Common Stock equal to that number of shares of the Company’s Common Stock determined by dividing 200% of the amount of principal and interest converted by $0.30.  Accordingly, on July 1, 2011, the Company issued 653,439 shares of its Series B Convertible Preferred Stock and Warrants for the purchase of 10,455,024 shares of its Common Stock.  As a result, the amended CASTion Notes were considered to be repaid in full.

Consequently, per the terms of the amended 2010 Bridge Loan Agreement, as described above, the repayment of the CASTion Notes triggered the Company’s right to convert the entire outstanding balance of principal and interest on the 2010 Bridge Notes (approximately $4.5 million) into shares of Series B Convertible Preferred Stock.  The Company effected this conversion on August 11, 2011.

Also on August 11, 2011, upon satisfaction of all of the conditions set forth in the 2011 Bridge Loan and Warrant Amendment Agreement, the holders of the 2011 Bridge Loans exercised all of the Warrants in accordance with the 2011 Bridge Loan and Warrant Amendment Agreement and surrendered all of the 2011 Bridge Loans in payment of the exercise price for the purchase under the Warrants of an aggregate of 3,469,387 shares of Series B Convertible Preferred Stock at a price of $1.30 per share.

Note 3:  Babcock-Thermo Clean Combustion LLC

On February 25, 2009, the Company’s majority-owned subsidiary, TEPS, and Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company now known as Babcock-Thermo Clean Combustion LLC (the “Joint Venture”) for the purpose of developing and commercializing its proprietary ZEBS technology.

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

Pursuant to the LLC Agreement, TEPS and BPD each own a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company and BPD each made capital contributions of $400,000 to the Joint Venture in the first nine months of 2011.

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
September 30, 2011
(Unaudited)

The LLC Agreement contains other conventional terms, including provisions relating to governance of the entity, allocation of profits and losses, and restrictions on transfer of a member’s interest.

The Company accounts for the Joint Venture using the equity method of accounting.  Accordingly, the Company reduced the value of its investment in the Joint Venture by approximately $386,000 in the first nine months of 2011 to account for its share of net losses incurred by the Joint Venture.  The value of the Company’s investment in the Joint Venture is approximately $34,000 as of September 30, 2011 and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

Note 4:  Convertible debt

Convertible debt consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Convertible Promissory Note, 5%, due March 7, 2013, less discount of $224 in 2011 and $345 in 2010	$669	$504
Convertible Promissory Note, 5%, due March 21, 2013, less discount of $93 in 2011 and $132 in 2010	846	762
Convertible Promissory Notes, 10%, due February 29, 2012	—	5,380
Convertible Bridge Notes, 10%, due February 29, 2012, less discount of $77 in 2011 and $496 in 2010	—	2,246

	$1,515	$8,892

Roenigk Loans

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $45,000 of accrued interest to the principal balance of the Note during the nine months ended September 30, 2011.  Total interest added to the principal balance of the Note was $189,000 as of September 30, 2011.

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007.  The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $43,000 of accrued interest to the principal balance of the Note during the nine months ended September 30, 2011.  Total interest added to the principal balance of the Note was $142,000 as of September 30, 2011.

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
September 30, 2011
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

The Company accounted for the restated CASTion Notes as a debt modification, as the present value of cash flows of the restated CASTion Notes were in excess of those under the original terms.  In addition, the Company estimated the fair value of the warrants issued using a Black-Scholes option pricing model and allocated $3.4 million of the balance of the restated CASTion Notes to the warrants on a relative fair value basis, which was recorded as a debt discount.  The debt discount is amortized to interest expense over the stated term of the Restated Notes.

On July 1, 2011, the Company exercised its right to prepay a portion of the outstanding principal balance and accrued and unpaid interest on the restated CASTion Notes by making payments in the aggregate amount of $1,568,267.  These payments represent slightly in excess of 50% of the balance of principal and accrued interest balance on the restated CASTion Notes. Accordingly, on July 1, 2011, the Company issued 653,439 shares of its Series B Convertible Preferred Stock and Warrants for the purchase of 10,455,024 shares of its Common Stock per the terms of the restated CASTion Notes.  As a result, the restated CASTion Notes are repaid in full.

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
September 30, 2011
(Unaudited)

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

As stated above, on July 1, 2011 the Company repaid the entire principal balance of the restated CASTion Notes by making payments totaling $1,568,267 and converting the remaining balance into shares of Series B Convertible Preferred Stock.  Per the terms of the amended 2010 Bridge Loan Agreement, as described above, the repayment of the CASTion Notes triggered the Company’s right to convert the entire outstanding balance of principal and interest on the 2010 Bridge Notes (approximately $4.5 million) into shares of Series B Convertible Preferred Stock and five-year warrants for the purchase, at an exercise price of $0.30 per share, of that number of shares of the Company’s Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”).  The Company effected this conversion on August 11, 2011, and as a result, the Amended 2010 Bridge Notes are repaid in full.

June 2011 Bridge Note Financing

On June 17, 2011 the Company entered into a Bridge Loan and Warrant Amendment Agreement (the “2011 Bridge Loan Agreement”) with six of its principal investors (“the 2011 Investors”), pursuant to which the Company issued Promissory Notes (the “2011 Bridge Notes”) in exchange for total proceeds of approximately $2.9 million.  This Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding to the Company and the issuance of additional 2011 Bridge Notes in such principal amount.  The Company used approximately $1.6 million of the proceeds from the issuance of the 2011 Bridge Notes to pay down the principal balance of the restated CASTion Notes as described above.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Because the 2011 Bridge Notes do not bear interest, the Company calculated the present value of the 2011 Bridge Notes using an imputed interest rate of 10% and recorded imputed interest of $77,000 as a debt discount.  The debt discount is amortized to interest expense over the expected term of the 2011 Bridge Notes.

On August 11, 2011, upon satisfaction of all of the conditions set forth in the 2011 Bridge and Warrant Agreement, the holders of the 2011 Bridge Notes exercised all of the Warrants in accordance with the 2011 Bridge and Warrant Agreement and surrendered all of the 2011 Bridge Notes in payment of the exercise price for the purchase under the Warrants of an aggregate of 3,469,387 shares of Series B Convertible Preferred Stock at a price of $1.30 per share.  As a result, the 2011 Bridge Notes are repaid in full.

Note 5:  Equity

On July 11, 2011 the Company received written consents from stockholders representing 71.3% in voting power of the Company’s capital stock authorizing an amendment of the Company’s Certificate of Incorporation for the following purposes:

•
to increase the total number of authorized shares of stock to 455,000,000 shares, of which 425,000,000 shares shall be Common Stock and 30,000,000 shares shall be Preferred Stock, with 208,334 shares of the Preferred Stock designated “Series A Convertible Preferred Stock”, 12,000,000 shares of the Preferred Stock designated “Series B Convertible Preferred Stock” and the remaining shares undesignated; and

•
to modify the definition of “Additional Stock” (as set forth in Section 6(g)(ii) of the Description of Series B Convertible Preferred Stock attached as Exhibit A to the Certificate of Designation, Preferences and Rights filed in the Office of the Secretary of State of the State of Delaware on November 18, 2009 (the “Series B Terms”)) to exclude any shares of Common Stock issued or deemed issued in a transaction or series of related transactions approved by the holders of a majority of the then-outstanding Series B Convertible Preferred Stock.

The Company filed a Certificate of Amendment to its Certificate of Incorporation to effect the amendment on August 11, 2011.

Common Stock

In March 2011, an investor of the Company converted 100,000 shares of Series B Convertible Preferred Stock into 1 million shares of the Company’s Common Stock.  In May 2011, an investor of the Company converted 18,518 shares of Series B Convertible Preferred Stock into 185,180 shares of the Company’s Common Stock.

As stated in Note 8, on October 3, 2011, the Company issued 600,000 shares of Common Stock to Dawson James Securities, Inc. (“Dawson”) in partial consideration for financial advisory and other consulting services performed by Dawson pursuant to a Financial Advisory and Consulting Agreement dated as of September 15, 2011.

At September 30, 2011, approximately 264,000,000 shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Stock Options

During the nine-month period ended September 30, 2011, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 1.2 million stock options under the Company’s 2008 Incentive Stock Plan.  The options are exercisable at $0.30 per share for a ten year period.  The exercise price was equal to or greater than the market price on the respective grant dates.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the nine-month periods ended September 30, 2011 and 2010:

	2011	2010

Cost of revenue	$19	$11
General and administrative	613	1,320
Engineering, research and development	51	141
Sales and marketing	74	90
Option expense before tax	757	1,562
Provision for income tax	—	—
Net option expense	$757	$1,562

The fair value of options granted during the nine-month periods ended September 30, 2011 and 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2011	2010

Risk-free interest rate	3.5%	2.6% - 3.8%
Expected option life (years)	6.25	10.0
Expected volatility	91%	80% - 97%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the nine-month periods ended September 30, 2011 and 2010 follows:
	2011		2010
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	22,065,402	$0.57	11,203,800	$1.18
Granted	1,200,000	$0.30	13,239,102	$0.30
Canceled	(4,088,800)	$1.38	(2,791,250)	$1.67
Outstanding, end of period	19,176,602	$0.47	21,651,652	$0.58
Exercisable, end of period	9,864,590	$0.62	7,217,479	$1.13

The weighted average fair value of options granted was approximately $0.23 per share for the nine-month periods ended September 30, 2011 and 2010.  The weighted average fair value of options vested was approximately $718,000 and $325,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Exercise prices for options outstanding as of September 30, 2011 ranged from $0.30 to $1.75.  The weighted average remaining contractual life of those options was approximately 7.5 years at September 30, 2011.  The weighted average remaining contractual life of options vested and exercisable was approximately 6.5 years at September 30, 2011.

As of September 30, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 0.7 years.  The Company recognizes stock-based compensation on the straight-line method.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Warrants

At September 30, 2011, there were outstanding warrants for the purchase of 110,895,444 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $1.50 per share (weighted average exercise price was $0.37 per share).  The expiration date of these warrants are as follows:

Year	Number of Warrants

2012	19,720,910
2013	8,896,554
2014	5,845,601
2015	39,522,223
2016	35,567,656
After 2016	1,342,500
110,895,444

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

Note 7:  Commitments and contingencies

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008.  Pursuant to the Offer in Compromise, the Company has agreed to satisfy its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).  During the pendency of the IRS review of the Offer in Compromise and subsequent to its acceptance, the Company has made payments totaling $1,869,000; at September 30, 2011 a balance of $265,636 remained to be paid through December 2011.  In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated.  The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

Accrued payroll taxes, which include taxes, penalties and interest related to state taxing authorities, totaled approximately $687,000 as of September 30, 2011.  The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

On April 21, 2010, Alexander G. Fassbender, the Company’s former Executive Vice President and Chief Technology Officer (“Fassbender”), filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  On April 7, 2011, the two parties entered into a settlement agreement through which, in exchange for mutual releases, the Company agreed to pay Fassbender a total of $400,000 in monthly installments of $16,667 per month over a two-year period.  The Company issued a non-interest bearing note to Fassbender for these payments.  This amount was recorded as a component of general and administrative expense on the Company’s Consolidated Statement of Operations in the fourth quarter of 2010. In addition, Fassbender agreed to tender all outstanding stock options to the Company in exchange for an equal number of warrants.  The warrants are exercisable at an exercise price of $0.24 per share and have a five-year term.

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

Historically we marketed and sold our products in North America. In 2011, we began marketing and selling our products in Asia and Europe. These marketing and sales activities are performed by our direct sales force and authorized independent sales representatives.

We are also the owner of a patented pressurized oxycombustion technology known as the Zero Emissions Boiler System (“ZEBS™”), which converts fossil fuels (including coal, oil and natural gas) and biomass into electricity without producing air emissions, and at the same time removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology can be used to build new or retrofit old fossil fuel power plants globally with no emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology. We, through our majority-owned subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”), entered into a joint venture with Babcock Power Development, Inc. called Babcock-Thermo Carbon Capture LLC, now known as Babcock-Thermo Clean Combustion LLC ("BTCC") in 2009 to obtain the resources necessary to facilitate the development and commercialization of this technology.

We have made significant progress over the past year in resolving our past legal and financial issues; strengthening our balance sheet; hiring key management personnel; and building our business for future growth, and we are excited about our prospects. However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $11.9 million for the nine-month period ended September 30, 2011 and $9.9 million for the year ended December 31, 2010.  Cash outflows from operations totaled $3.7 million for the nine-month period ended September 30, 2011 and $5.6 million and for the year ended December 31, 2010.  As a result, we will require additional capital to continue to fund our operations.

Results of Operations

Comparison of Quarters Ended September 30, 2011 and 2010

Revenues totaled $1,193,000 for the third quarter of 2011 compared to $641,000 for the third quarter of 2010.  In the third quarter of 2011, we were in the later stages of engineering and design work on our $27.1 million contract with the New York City Department of Environmental Protection (“NYCDEP”), and we commenced fabrication and procurement efforts for the second phase on the NYCDEP contract. We expect to generate significant revenues from the NYCDEP contract in the fourth quarter of 2011 and throughout 2012.  We also completed production on one industrial contract in the third quarter of 2011.  Revenues for the third quarter of 2011 were mainly derived from work on the NYCDEP contract.

Gross profit for the third quarter of 2011 was $120,000 (10% of revenues) compared to gross profit of $29,000 (5% of revenues) for the third quarter of 2010.  Gross profit in 2011 relates mainly to work performed on the NYCDEP contract and new business in 2011, partially offset by $102,000 of costs for maintaining our production group to prepare for the manufacturing phase of our NYCDEP contract and other new business.  Gross profit in 2010 was the result of our efforts on the NYCDEP contract during the quarter.

General and administrative expenses decreased by $501,000 or 36% in the third quarter of 2011 compared to 2010, primarily due to a $400,000 decrease in non-cash stock option expenses as certain options granted to our Chief Executive Officer and Chief Financial Officer vested over time, a $100,000 decrease in payroll-related expenses, mainly related to payment of milestone bonuses related to our NYCDEP contract in 2010 that did not repeat in 2011, and a $60,000 decrease in consulting expenses. The decrease was partially offset by a $34,000 increase in insurance expenses due to increased business activity and a $24,000 increase in legal expenses.

Engineering, research and development expenses increased by $10,000 or 8% in the quarter ended September 30, 2011 compared to 2010. The increase is related to reduced efforts on our NYCDEP contract in 2011 compared to 2010.

Sales and marketing expenses increased by $262,000 or 88% in the third quarter of 2011 compared to 2010. This increase is mainly due to $161,000 of additional expense in 2011 for increased sales headcount and focused efforts to increase our sales pipeline and $93,000 related to the commencement of international business development activities.

We repriced certain warrants held by the investors of our Bridge Loan and Warrant Amendment Agreement during the third quarter of 2011.  The repricing of these warrants resulted in an expense of approximately $1.8 million in the third quarter of 2011.

In the third quarter of 2011, we repaid a portion of the principal balance on our restated CASTion Notes, and we converted the remaining balance of our restated CASTion Notes and the balance of our 2010 Bridge Notes and 2011 Bridge Notes into shares of our Series B Preferred Convertible Stock.  As a result, we recognized a $2.0 million loss on the extinguishment of debt in the third quarter of 2011.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market expense of $653,000 in the third quarter of 2011 and mark-to-market income of approximately $2.6 million in the third quarter of 2010. Expense in the third quarter of 2011 relates to the increase in the likelihood that future corporate transactions would trigger anti-dilution provisions on these warrants. Income in 2010 primarily relates to the decrease in our stock price at September 30, 2010 compared to June 30, 2010.

Interest and other expense decreased by $887,000 during the third quarter of 2011 compared to 2010 due to reduced debt levels as a result of converting our 2010 Bridge Notes and restated CASTion Notes into equity in the third quarter of 2011.

We recognized losses related to our BTCC joint venture totaling $117,000 in the third quarter of 2011 compared to losses of $3,000 in the third quarter of 2010. The increase in losses were the direct result of BTCC investing in a dedicated full-time Chief Executive Officer in the beginning of 2011 and increasing its business development activity to market the ZEBS technology.

Comparison of Nine-Month Periods Ended September 30, 2011 and 2010

Revenues totaled $3,575,000 for the first nine months of 2011 compared to $2,054,000 for the first nine months of 2010, an increase of $1,521,000 or 74%. We were in the later stages of engineering and design work on our $27.1 million contract with the NYCDEP during 2011, commenced fabrication and procurement efforts for the second phase on the NYCDEP contract, substantially completed production on one industrial contract and started installation work on an industrial contract for which production was completed in 2010. We completed production on two large industrial contracts and commenced work on the engineering and design phase of our NYCDEP contract in the first nine months of 2010, which comprised most of our revenues.

Gross profit for the first nine months of 2011 was $254,000 (7.1% of revenues) compared to gross profit of $131,000 (6.4% of revenues) for the first nine months of 2010. Gross profit in 2011 relates mainly to work performed on the NYCDEP contract and new business in 2011, partially offset by $225,000 of costs for maintaining our production group to prepare for the manufacturing phase of our NYCDEP contract and other new business. Gross profit in 2010 was primarily the result of our completion of industrial projects during 2010.

General and administrative expenses decreased by $259,000 or 7% in the nine-month period ended September 30, 2011 compared to 2010, due primarily to a $707,000 decrease in non-cash stock option expenses as certain options granted to our Chief Executive Officer and Chief Financial Officer vested over time, partially offset by a $254,000 increase in legal expenses related to settling an employee lawsuit in April 2011 and filing a Registration Statement in 2011 and a $104,000 increase in accounting expenses related to financial statement audit work and compliance work related to the Registration Statement.

Engineering, research and development expenses decreased by $300,000 or 54% in the nine-month period ended September 30, 2011 compared to 2010.  The decrease was related to redirecting work performed by our engineering team throughout 2011 related to our NYCDEP contract that were charged to Cost of Revenues.  Our engineering team only commenced work on our NYCDEP contract in the third quarter of 2010, which resulted in fewer expenses being charged to Cost of Revenues.

Sales and marketing expenses increased by $799,000 or 89% in the nine-month period ended September 30, 2011 compared to 2010. This increase is due to increased sales headcount and consulting expenses to focus our efforts to increase our sales pipeline and beginning international business development activities during 2011.

We repriced certain warrants held by the investors of our Bridge Loan and Warrant Amendment Agreement during the third quarter of 2011.  The repricing of these warrants resulted in an expense of approximately $1.8 million in 2011.

In the third quarter of 2011, we repaid a portion of the principal balance on our restated CASTion Notes, and we converted the remaining balance of our restated CASTion Notes and the balance of our 2010 Bridge Notes and 2011 Bridge Notes into shares of our Series B Preferred Convertible Stock.  As a result, we recognized a $2.0 million loss on the extinguishment of debt in 2011.  We recognized a loss on extinguishment of debt of $614,000 related to the conversion of certain 2010 Bridge Notes in July 2010.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $403,000 and mark-to-market loss of $321,000 in the nine-month periods ended September 30, 2011 and 2010, respectively. Income in 2011 relates primarily to a decrease in our stock price from December 31, 2010 to September 30, 2011 and the passage of time, partially offset by the increase in the likelihood that future corporate transactions would trigger anti-dilution provisions on these warrants. The charge in 2010 primarily relates to increasing the expected volatility rate assumption used as of September 30, 2010.

Interest and other expense increased during the first nine months of 2011 compared to 2010 by $440,000 due to amortization of debt discounts recognized upon amending our Convertible Notes and Bridge Notes in the first quarter of 2011 and the increase in the interest rate on the amended Bridge Notes from 3% to 10% in the first quarter of 2011, partially offset by reduced debt levels as a result of converting our 2010 Bridge Notes and restated CASTion Notes into equity in the third quarter of 2011.

We recognized losses related to our BTCC joint venture totaling $386,000 in the first nine months of 2011 compared to losses of $67,000 in the first nine months of 2010. The increase in losses were the direct result of BTCC investing in a dedicated full-time Chief Executive Officer in the beginning of 2011 and increasing its business development activity to market the ZEBS technology.

Liquidity and Capital Resources

We have made significant progress over the past 18 months in resolving our past legal and financial issues, strengthening our balance sheet, streamlining our capital structure, hiring key management personnel and building our business for future growth.  We have:

•
Improved our business prospects by expanding our product solutions with the introduction of MobileCAST, TurboCAST and Thermo ARPTM and signing a strategic alliance with Contego Systems to recover and recycle airport deicing fluid;

•	Attracted and retained several key executives and started a Board of Advisors;
•	Raised over $9 million in funding in 2010 and $4.5 million in funding thus far in 2011;
•	Paid down $2.8 million of debt and converted $9.8 million of debt and $300,000 of accrued interest into our Series B Convertible Preferred Stock during 2011;
•	Achieved relisting of our Common Stock on the OTC bulletin board;
•
Settled IRS payroll tax issues, resulting in a $2.3 million gain in the fourth quarter of 2010, and reached settlements with former CASTion shareholders and a former employee who had threatened litigation; and

•	Signed several contracts for new business in our industry.

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

Cash used in operations amounted to $3,672,000 and $4,358,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  Cash used in operations is primarily a result of our continued net losses in 2011 and 2010.  Cash used in investing activities included investments in BTCC totaling $400,000 and purchases of property and equipment of $127,000 during 2011.

At September 30, 2011, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of September 30, 2011, we had a cash balance of approximately $1.8 million and current liabilities of approximately $7.2 million, which consisted primarily of accounts payable of approximately $1.8 million, billings in excess of costs of approximately $3.2 million, accrued payroll taxes of approximately $687,000 and other current liabilities of approximately $1.4 million.

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

The Amended Notes were convertible, in whole or in part, at any time at the election of the Bridge Noteholders, into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.  In the event, prior to the maturity date of the Amended Notes, we paid the Amended Notes in full, then at our election the entire outstanding principal of, and accrued and unpaid interest on, the Amended Notes would convert into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.  In the event that (i) the closing price of our Common Stock for 20 consecutive trading days equaled or exceeded $0.72 per share and (ii) the daily average trading volume of our Common Stock exceeded 30,000 shares for 20 consecutive trading days, then upon notice from us to the Bridge Noteholders, given at any time thereafter, the entire principal amount of the Amended Notes then outstanding, plus all accrued and unpaid interest thereon, would automatically convert into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share.  We agreed that, upon conversion of all or any portion of the Amended Notes, we would issue to the converting Bridge Noteholder a five-year warrant for the purchase, at an exercise price of $0.30 per share, of that number of shares of our Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”).  The Amended Notes contained other conventional terms, including events of default upon the occurrence of which the Amended Notes became immediately due and payable.

On June 17, 2011 we entered into a Bridge Loan and Warrant Amendment Agreement (the “Agreement”) with six current investors who held warrants for the purchase in the aggregate of 22,379,232 shares of our Common Stock (collectively, the “Warrants”).  Pursuant to the Agreement, we received proceeds totaling approximately $2.9 million in exchange for Promissory Notes (the “2011 Bridge Notes”).  The 2011 Bridge Notes were payable on demand at any time on or after February 29, 2012 (the “Maturity Date”).  They did not bear interest until the Maturity Date and bore interest at the rate of 10% per annum from and after the Maturity Date.  The 2011 Bridge Notes could not be prepaid, in whole or in part, without the prior written consent of the Investors.  The Investors agreed to surrender the 2011 Bridge Notes in payment of the exercise price for the Warrants if and when the conditions to their amendment and exercise were satisfied.  The 2011 Bridge Notes contained other conventional terms, including events of default upon the occurrence, and during the continuation, of which the 2011 Bridge Notes would bear interest at the rate of 10% per annum.  The Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding to us.

Pursuant to the Agreement, we agreed, subject to the satisfaction of certain conditions, to amend the Warrants (i) to provide that they would be exercisable for the purchase of shares of our Series B Convertible Preferred Stock (the “Series B Stock”) instead of Common Stock (with the number of shares of the Series B Stock determined by dividing by ten (10) the number of shares of Common Stock for which the Warrants are currently exercisable) and (ii) to change the exercise prices of all Warrants (which ranged from $0.30 to $1.82 per share of Common Stock) to $1.30 per share of Series B Stock (the equivalent of $0.13 per Common-equivalent share).  The Investors agreed, subject to the satisfaction of certain conditions, to exercise all of the Warrants.  The principal amount of the Notes was equal to the aggregate exercise price of the Warrants (after they were amended as described above).

On July 1, 2011 we paid approximately $1.6 million in the aggregate to the holders of the Restated Notes using the proceeds received from the June 17, 2011 financing as described above.  Pursuant to the terms of the Restated Notes, as amended, in the event we made any payments of principal or accrued interest on or before July 5, 2011, an equal amount of such payment would automatically convert into shares of our Series B Convertible Preferred Stock at the rate of $2.40 per share and Warrants for the purchase of our Common Stock equal to that number of shares of our Common Stock determined by dividing 200% of the amount of principal and interest converted by $0.30.  Accordingly, on July 1, 2011, we issued to the Noteholders 653,439 shares of our Series B Convertible Preferred Stock and Warrants for the purchase of 10,455,024 shares of our Common Stock.  As a result, the Restated Notes were repaid in full.

Consequently, pursuant to the terms of the amended 2010 Bridge Loan Agreement, as described above, the repayment of the Restated Notes triggered our right to convert the entire outstanding balance of principal and interest on the 2010 Bridge Notes (approximately $4.5 million) into shares of our Series B Convertible Preferred Stock.  We effected this conversion on August 11, 2011.

Also on August 11, 2011, upon satisfaction of all of the conditions set forth in the 2011 Bridge and Warrant Agreement, the holders of the 2011 Bridge Notes exercised all of the Warrants in accordance with the 2011 Bridge and Warrant Agreement and surrendered all of the 2011 Bridge Notes in payment of the exercise price for the purchase under the Warrants of an aggregate of 3,469,387 shares of our Series B Convertible Preferred Stock at a price of $1.30 per share.

Although our financial condition has improved, there can be no assurance that we will be able to obtain the funding necessary to continue our operations and development activities.  We continue to engage current and potential new investors in discussions for equity or debt financing to fund our operations until we can operate on a cash flow positive basis.

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

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011 due to (i) our failure to allocate adequate resources to ensure that necessary internal controls were implemented and followed and (ii) a lack of segregation of duties in our significant accounting functions.

The Company did not make any changes to its internal controls over financial reporting during the quarter ended September 30, 2011.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  On July 1, 2011, we issued to the holders of the Restated CASTion Notes, upon the automatic conversion, in accordance with the terms of the Restated Notes, of portions of the principal of, and accrued and unpaid interest under, such Restated Notes, the following shares of our Series B Convertible Preferred Stock and Warrants:

Note Holder	Payment	Conversion Amount	Series B Shares	Warrants

Spencer Trask Specialty Group LLC	$929,876.35	$929,872.80	387,447 shares	6,199,152 shares

Massachusetts Technology Development Corporation	$400,311.36	$400,308.00	166,795 shares	2,668,720 shares

BCLF Ventures I, LLC	$218,272.95	$218,272.80	90,947 shares	1,455,152 shares

Essex Regional Retirement Board	$6,602.43	$6,600.00	2,750 shares	44,000 shares

BancBoston Ventures Inc.	$13,203.94	$13,200.00	5,500 shares	88,000 shares

The automatic conversions on July 1, 2011 were triggered by our voluntary pre-payment of the Restated Note.  The Warrants entitle the holders thereof to purchase, at a purchase price of $0.30 per share at any time on or before the fifth anniversaries of their issuance.

(b)  On August 11, 2011, we issued to one individual and five entities (the “Noteholders”) an aggregate of 1,185,707 shares of our Series B Convertible Preferred Stock (“Series B Stock”) upon conversion, in accordance with their terms, of an aggregate of $2,932.107.65 in principal of, and accrued interest on, our Amended and Restated Secured Convertible Promissory Notes due February 29, 2012 (the “Convertible Notes”) held by the Noteholders.  The Convertible Notes were converted into shares of Series B Stock at the rate of $2.40 per share.  The Convertible Notes were converted, at our election, pursuant to a provision of the Note Extension and Amendment Agreement, dated February 25, 2011, between us and the Noteholders (the “Note Agreement”) permitting such conversion upon our retirement of Amended and Restated Promissory Notes held by (i) BancBoston Ventures, Inc., (ii) BCLF Ventures I, LLC, (iii) Essex Regional Retirement Board, (iv) Massachusetts Technology Development Corporation and (v) Spencer Trask Specialty Group, LLC and issued in partial payment for our acquisition of a controlling interest in our subsidiary,  CASTion Corporation (the “CASTion Notes”).  Pursuant to the Note Agreement, upon the conversion of each Convertible Note we issued to the holder thereof a Common Stock Purchase Warrant (each, a “Warrant”) for the purchase of that number of shares of our Common Stock determined by dividing 200% of the amount of principal and interest of such Convertible Note by $0.30.  Set forth below are the number of shares of Series B Stock and the number of shares of Common Stock issuable upon exercise of the Warrants issued to each Noteholder, together with the amount of principal and accrued interest of each Noteholder’s Convertible Note:

Noteholders	Series B Shares	Warrants	Principal & Interest of Convertible Notes
The Quercus Trust	440,088 shares	7,041,423 shares	$1,056,213.49
Robert S. Trump	411,583 shares	6,585,342 shares	$987,801.29
Focus Fund L.P.	11,635 shares	186,165 shares	$27,924.77
Empire Capital Partners, LP	119,467 shares	1,911,485 shares	$286,722.70
Empire Capital Partners, Ltd	119,467 shares	1,911,485 shares	$286,722.70
Empire Capital Partners Enhanced Master Fund, Ltd	119,467 shares	1,911,485 shares	$286,722.70

The Warrants may be exercised, at any time on or before August 11, 2016, at an exercise price of $0.30 per share.

(c)  Also on August 11, 2011, pursuant to the Bridge Loan and Warrant Amendment Agreement, dated June 17, 2011 between us and the Warrantholders identified below (as amended on July 12, 2011, the “Bridge Loan Agreement”) three individuals and five entities (the “Warrantholders”) exercised outstanding warrants for the purchase of an aggregate of 3,469,387 shares of Series B Stock at an exercise price, in cash, of $1.30 per share (or $4,510,202.92  in the aggregate) as follows:

Warrantholders	Series B Shares	Exercise Price
Robert S. Trump	1,829,127 shares	$2,377,865.10
Focus Fund L.P.	300,000 shares	$390,000.00
Hughes Capital	15,385 shares	$20,000.00
Scott A. Fine	50,000 shares	$65,000.00
Peter J. Richards	50,000 shares	$65,000.00
Empire Capital Partners, LP	410,940 shares	$534,222.39
Empire Capital Partners, Ltd	410,060 shares	$533,078.19
Empire Capital Partners Enhanced Master Fund, Ltd	403,875 shares	$525,037.24

Pursuant to the Bridge Loan Agreement the Warrantholders advanced to us the cash exercise price for the warrants in exchange for bridge notes (the “Bridge Notes”) pending satisfaction of the conditions to the amendment and exercise of such warrants.  Upon exercise of such warrants and the issuance of the shares of our Series B Stock upon such exercise, the Bridge Notes were cancelled.

All of the issuances described above were made without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 in that such issuances did not involve any public offering.

(d) On October 3, 2011, we issued 600,000 shares of our Common Stock to Dawson James Securities, Inc. (“Dawson”) in partial consideration for financial advisory and other consulting services performed by Dawson pursuant to a Financial Advisory and Consulting Agreement dated as of September 15, 2011 between us and Dawson.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

3(i)
Certificate of Amendment to the Certificate of Designation, Preferences and Rights of ThermoEnergy Corporation, as filed in the Office of the Secretary of State of the State of Delaware on August 11, 2011 — Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 11, 2011.

3(ii)
Certificate of Amendment to the Certificate of Incorporation of ThermoEnergy Corporation, as filed in the Office of the Secretary of State of the State of Delaware on August 11, 2011 — Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 11, 2011.

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith

31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith

32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith

32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

1.01 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock
President and Chief Executive Officer

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr. CPA
Executive Vice President and Chief Financial Officer