Form 10-K
period 2011-12-31
THERMOENERGY CORP
filed 2012-05-14
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 33−46104−FW

THERMOENERGY CORPORATION

(Exact Name of Registrant as specified in its Charter)

Delaware	71−0659511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 New Bond Street

Worcester, Massachusetts 01606

(Address of principal executive offices) (Zip Code)

(508) 854-1628

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter, was $6,055,805.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class – Common Stock, $0.001 par value	Outstanding at May 9, 2012 – 91,219,622 shares

THERMOENERGY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

EXPLANATORY NOTE

In connection with the preparation and audit of our consolidated financial statements as of, and for the year ended, December 31, 2011, we reviewed the accounting treatment of our debt and equity transactions during such year. During this review we uncovered errors that impacted our previously issued unaudited 2011 interim consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 (collectively, the “2011 Interim Consolidated Financial Statements”).

We have concluded that we incorrectly accounted for a series of related transactions effected pursuant to certain Note Amendment and Forbearance Agreements, effective as of January 4, 2011 (the “Note Amendment and Forbearance Agreements”), with the holders of our Convertible Promissory Notes due May 31, 2010 (the “Old Notes”), including the partial repayment of the Old Notes, the conversion of a portion of the Old Notes into shares of our Series B Convertible Preferred Stock, the issuance to the holders of the Old Notes of warrants for the purchase of shares of our Common Stock and the issuance to the holders of the Old Notes, upon cancellation of the Old Notes, of Amended and Restated Promissory Notes due February 29, 2012 (the “Restated Notes”) by treating such transactions as debt modifications rather than debt extinguishment. Our management also concluded that, due to deficiencies in the methodology we had used to calculate our derivative warrant liabilities, we had overstated the quarterly valuation of such liabilities.

Upon discovering these errors, we re-examined our accounting for similar transactions and the calculation of our derivative warrant liabilities in prior years and, although similar errors occurred in accounting for certain transactions in prior periods, the effect of such errors were not material.

In this Annual Report on Form 10-K as of and for the year ended December 31, 2011, we are restating in Item 8, “Financial Statements and Supplementary Data,” our consolidated balance sheets and consolidated statements of operations for the first three quarters of 2011. This restatement is more fully described in Note 3, “Restatement and Condensed Quarterly Financial Information (Unaudited)." We do not intend to restate separately our Quarterly Reports on Form 10-Q for the first three quarters of 2011. The financial statements included in such reports should not be relied on.

None of the errors related to our cash position, revenues or loss from operations for any of the periods in which such errors occurred. The net effect of these errors is (i) a $4.7 million understatement of our net loss to common stockholders in the quarter ended March 31, 2011, (ii) a $1.5 million overstatement of our net loss to common stockholders in the quarter ended June 30, 2011 and (iii) a $3.9 million overstatement of our net loss to common stockholders in the quarter ended September 30, 2011. The net effect is that our net loss to common stockholders for the nine-month period ended September 30, 2011 was overstated by approximately $0.7 million.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the current expectations of forecasts of future events of ThermoEnergy Corporation (the “Company”). All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with statements relating to: (i) the ability of the Company to fund its continued operations and development activities, primarily through the availability of debt and equity financing on terms that are acceptable to the Company; (ii) the Company’s ability to commercialize its Technologies (as defined in Item 1, below); (iii) changes in government policy and in legislation and regulation of the waste treatment industry that adversely affect the Company’s business prospects; and (iv) general economic and market conditions.

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

We are also the owner of a patented pressurized oxycombustion technology that converts fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions and removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse.  This technology is intended to be used to build new or to retrofit old fossil fuel power plants globally with near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology.  The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and will be developed and commercialized through the formation of our new joint venture, Unity Power Alliance.

Our pressurized oxycombustion technology and the water technologies are collectively referred to as the “Technologies.”  The economic and environmental benefits of our technologies represent a significant advancement in these key infrastructure industries.  Additional information can be found on our website at www.thermoenergy.com.

We were founded in 1988, are incorporated under the laws of the State of Delaware, and have been a public company since 1992.  Our Common Stock is traded on the OTC Bulletin Board under the stock symbol TMEN.OB.

Industry Background

Historically, industrial companies would "treat and dispose" of wastewater created in their manufacturing or operating processes. Given the increasing need to reduce operating costs to be competitive, industrial companies are implementing "treat and recover" technologies such as our CAST technology.  CAST technology is also used in the “treat and dispose” markets.

There are many federal, state and local statutes and regulations enacted to protect and restore water and air quality.  Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills, the Ocean Dumping Ban Act, and the Clean Water and Watershed Restoration Initiative.  The regulations established under these programs are intended to improve existing water quality programs.  In order to comply with these regulations, industrial, agricultural and municipal wastewater treatment facilities are seeking more cost-effective methods of wastewater treatment and power generation.

Notwithstanding the uncertainty created by these regulatory and economic initiatives, we believe that pressurized oxycombustion will provide an economical and environmentally friendly solution for building new power plants and retrofitting existing power plants without any new government legislation.

Our Technologies are very attractive in the global marketplace, where clean water and clean air regulations of some countries are more stringent than those in effect in the United States.  The marketability of the pressurized oxycombustion technology was significantly expanded with the ratification of the Kyoto Protocol by 141 nations, which took effect in February of 2005.  As the Kyoto Protocol emission reductions are phased in through 2012, many older coal-fired power plants will be among the first affected by the new regulations.  Many of these plants utilize boiler designs that are 20 years old or more, making any upgrade using conventional combustion technology highly improbable.  Collectively, these plants represent an enormous sunk-cost for utilities and industry, creating an ideal opportunity for any new retrofit technology that could potentially keep these plants operational.  While there are a number of post-combustion carbon capture technologies currently under development, management is unaware of any other primary combustion technology currently available or nearing commercial deployment capable of achieving near zero air emissions as well as capturing greater than 95% of carbon dioxide. There can be no assurance, however, that a competing technology or technologies will not be developed in the future or that the passage of more stringent clean air requirements will result in our Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Growth Strategy

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

We believe many of these markets represent suitable opportunities for us to implement our business model of design, build, own and operate ("DBOO") wastewater facilities over a contracted period (anticipated to be a 5-20 year period).  Alternatively, we may license the Technologies to the client and enter into an operating contract for municipal-owned systems utilizing our Technologies over a similar time period.  Under these arrangements, we would seek to generate revenues and profits from a per unit tolling fee on the volume of waste processed by our Technologies, as well as from the projected sale of the commodity byproducts (i.e. the high-energy fuel generated by ThermoFuel, the ammonium sulfate generated by ARP or selling the electricity and/or process steam produced using the high-energy fuel as a feedstock to the municipality or the local power grid).

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

Products

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

Turbo CAST

Turbo CAST is specifically designed for use in areas where energy costs are high and in applications where there are high wastewater flows. Turbo CAST incorporates the latest in heat recuperation technology that allows for the recovery of up to 90% of the thermal energy used in the system. Turbo CAST opens up opportunities in several high flow industrial markets where we previously did not have a competitive solution. By combining vapor recompression technology with a vacuum assisted flash distillation process, this solution offers a highly energy efficient, very simple to operate system that reduces operating costs. Turbo CAST can be retrofitted to our existing CAST systems, improving energy performance significantly.

Mobile CAST 2500

The Mobile CAST 2500 is a completely self-contained wastewater processing system that uses the Company’s CAST® platform technology. The unit is capable of treating 2,500 gallons per day of wastewater.  The Mobile CAST 2500 can be deployed on-site for a range of applications, including:  metals recovery, airport deicing, fluid dewatering and recovery, antifreeze dewatering and recovery, biological oxygen demand (BOD) reduction, and ammonia (nitrogen) recovery. It also facilitates on-site pilot testing that accelerates the Company's sales cycle.

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

On May 11, 2010, we signed a contract with the New York City Department of Environmental Protection (“NYCDEP”) relating to the ThermoEnergy Ammonia Removal Process System at the 26th Ward waste water pollution control plant (the “Contract”).  The proceeds originally expected under the Contract were estimated to be $27.1 million; change orders during 2011 have increased estimated total proceeds to $27.9 million.

Under the Contract, we have been engaged by NYCDEP to (a) provide engineering and design services with respect to the rehabilitation of the Cake Storage Building, process equipment, and miscellaneous systems at the 26th Ward wastewater pollution control plant, (b) supply and install our proprietary ARP equipment (the “System”) at the 26th Ward wastewater pollution control plant, and (c) operate and maintain the System at the 26th Ward wastewater pollution control plant for a period of twelve months.  We are presently obligated to complete our services under the Contract on or before March 31, 2015.

The first phase of the Contract is for engineering and design services related to the rehabilitation of the Cake Storage Building, construction of a storage facility and miscellaneous systems.  We are to be paid $6.6 million for this phase of the Contract, payable in installments upon achieving certain milestones.  The second phase of the Contract is for the supply and installation of the System.  We are to be paid $13.4 million for this phase of the Contract, payable in installments relating to the progress of the project.  The last phase is for operation and maintenance of the System.  We are to be paid $2.3 million for this phase of the Contract, payable in twelve equal monthly installments.  In addition, we will be reimbursed, on a monthly basis, for our costs related to chemicals and reagents used in the System and the handling, storage and transportation of byproducts of the System (including internal costs and overhead), estimated to be $5.6 million.

As of this filing, we have met all 100% design milestones as defined in the first phase of the Contract in the second quarter of 2011, and we began the second phase of the Contract at that time.  We believe that, based upon the terms of the ARP contract, we will be able to meet the operational requirements of the Contract.  If the 26th Ward facility meets certain predetermined process and economic efficiencies, we intend to pursue additional contracts with New York City with respect to other facilities that need to meet the terms of a Consent Decree entered against the city in 2002 pursuant to which the city is required to develop a plan to upgrade the plants to meet specific ammonia discharge limits set forth in the Consent Decree.

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

Thermo ARP™

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

Other water technologies in our portfolio include:

ThermoFuel

The ThermoFuel Process ("TFP") is a renewable energy process that converts digested or waste-activated sewage sludge (biosolids) into a high-energy fuel that can be converted into electricity for use on-site (or exported to the local power grid) or sold as a low-cost feedstock to third party industrial clients.  TFP provides a cost-effective solution for biosolids disposal for municipal wastewater treatment.  TFP integrates advanced primary sludge digestion with hydrothermal treatment of waste-activated sludge to expand the capacity of existing municipal wastewater facilities.  TFP is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage tanks, ponds or lagoons, as is common practice for municipal wastewater facilities.  EQ Class A biosolids denote the least health risk of human exposure as defined in the 40 CFR Part 503 Risk Assessment study of the United States Environmental Protection Agency (“EPA”).  Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids.  These biosolids do not meet required pathogen and vector attraction reduction requirements and, as such, pose a potential health risk in the event of direct human contact.  The high energy and low moisture content of TFP fuel make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns and similar applications.  The U.S. Patent & Trademark Office issued a patent for the Sewage Treatment System process on March 17, 2005.  TFP is covered in the same license as Enhanced Biogas.

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

Enhanced Biogas Production

Our Enhanced Biogas Production process is a cost-effective method of processing and treating animal waste from concentrated animal farming that improves the efficiency of aerobic or anaerobic digesters in conventional wastewater treatment plants.  Our process retrofits existing wastewater treatment plants to recover excess ammonia from the digesters, making the plant run more efficiently.  Through this process, waste is converted into two saleable commodities:  Energy in the form of methane and ammonium sulfate, a commercial-grade fertilizer.  It can be used as a stand-alone technology, together with our ARP technology, and/or together with our ThermoFuel process.  It can also be implemented with the Temperature Phased Anaerobic Digestion technology used by wastewater treatment plant operators to make more biogas and destroy pathogens.  Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion.  In the high temperature phase, (around 120-140ºF) waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase.  In the lower temperature phase, (around 90-100ºF) waste solids already reduced in the first phase are more completely broken down to generate additional biogas at lower energy costs.

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

Energy Technologies

In addition to our Water Technologies, we are developing a new, advanced power plant design that offers a cost-effective and environmentally responsible solution to both carbon capture and global warming.  The power technology is described below.

Pressurized Oxycombustion

Pressurized oxycombustion represents a novel thermodynamic approach in power plant design.  Based on reliable oxyfuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of all by-products, including NOx, SOx, mercury, particulates and carbon dioxide (CO2), which can then be used for sequestration or beneficial reuse.  The key element that differentiates our technology from conventional oxy-fuel designs is that combustion shifts the temperatures at which water, CO2, mercury and acid gases condense.  Gas-to-liquid nucleate condensation physics is then used to collect and remove the pollutants, while CO2 is recovered as a liquid through direct condensation to reduce harmful air emissions of acid gases, mercury, soot and CO2.  Pressurized oxycombustion is well-suited for new construction and offers a cost-effective way to upgrade many existing coal-fired power plants to zero air emission/carbon capture status.

The primary markets for pressurized oxycombustion will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by-products that can be used as a feedstock for pressurized oxycombustion.  Some of the industries in which pressurized oxycombustion can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills.  In March 2001, ThermoEnergy Power Systems was granted U.S. Patent Nos. 6,196,000 and 6,918,253 for the pressurized oxycombustion process.  We also received patents relating to the pressurized oxycombustion process in Australia, China, India, Mexico, Poland, Romania, the Russian Federation and South Africa.  Foreign patent applications have also been filed in Canada and the European Patent Office.

Customers

We have over 70 CAST wastewater treatment systems deployed worldwide, mostly in the United States. We sell our systems to both small and large businesses, as well as to municipalities. Historically, companies in the Fortune 1000 rankings have accounted for approximately 28% of units sold; these customers include Valero, Proctor & Gamble, General Electric and Caterpillar. Historically, municipalities, including the New York City Department of Environmental Protection, have accounted for approximately 2% of units sold. The remaining 70% of units were sold to mid-sized and smaller-sized companies. All of our revenues in 2011 and 2010 came from the U.S. and the bulk of revenues in each year were generated by a single customer.

The City of New York Department of Environmental Protection was our largest customer during the fiscal years ended December 31, 2011 and 2010, representing approximately 80% and 48% of our total revenues, respectively.

Manufacturing

We design, manufacture and service our products from our 48,000 square foot facility at 10 New Bond Street, Worcester, Massachusetts.  We have expansion options available at our present location in the future.  We primarily utilize commercially available or off-the-shelf parts such as pumps, heat exchangers, vacuum vessels and other balance of plant materials to produce our proprietary solutions for our customers. No single vendor holds a sole source contract nor represents a significant portion of our standard supply chain. We believe we could find alternative suppliers at competitive cost should any of our current suppliers be unable to fulfill our needs.

Sales, Marketing and Technical Support

We primarily sell our products through our direct sales force supported by a network of manufacturer representatives in the U.S. and internationally. Our sales force works closely with our field application engineers, business development and marketing teams in an integrated approach to address a customer's current and future needs. The support provided by our field application engineers is critical in the product qualification stage. Many customers have custom requirements to consider. We also sell through or with strategic partners such as AECOM and Contego Systems on larger, long-term municipal and industrial opportunities.

We have actively communicated our solutions and brands through participation at trade shows and industry conferences, publication of research papers, byline articles in trade media, in interactive media, interactions with industry press and analysts, press releases, our company website, as well as through print and electronic sales material.

Employees

As of December 31, 2011, we had 29 employees, including 6 in manufacturing; 8 in engineering; 10 in sales and marketing; and 5 in general and administrative.  All of our employees were full-time employees, located primarily in our Worcester, Massachusetts fabrication facility.  None of our employees are represented by a labor union.  We have experienced no work stoppages, and management believes our employee relationships are generally good.

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

Patents and Other Intellectual Property Rights

We own or license all of our Technologies, including the Technologies discussed previously in this document. Our product engineering and research and development expenses were $299,000 and $643,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

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

We currently hold twelve U.S. patents and have eight patent applications pending. Patents covering our technology have also been issued in various countries. Our existing significant U.S. patents will expire between 2021 and 2027.

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

We own or license patents and pending patents covering technologies relating to:

•	ARP - Ammonia removal from a stream
•	Pressurized oxycombustion - Thermodynamic efficiency and pollution control
•	Enhanced biogas recovery and production

Although we believe our patent portfolio is a valuable asset, the discoveries or technologies covered by the patents, patent applications or licenses may not have commercial value. Issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop technologies having effects similar or identical to our patented technologies.

We periodically evaluate our patent portfolio based on our assessment of the value of the patents and the cost of maintaining such patents, and may choose from time to time to let various patents lapse, terminate or be sold.

Government Regulations

We are subject to federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations.  We regularly assess our compliance with environmental laws and management of environmental matters.  We believe that our products and operations at our facilities comply in all material respects with applicable environmental laws and that compliance with environmental laws does not impose material costs.

ITEM 1A. Risk Factors

Disclosures required under this item are not provided, as the Company has elected to follow the scaled disclosure requirements as a smaller reporting company.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located at 10 New Bond Street, Worcester, Massachusetts 01606. In October 2011, we amended our lease with an unaffiliated third party to expand our facility from approximately 19,200 square feet to approximately 48,000 square feet of space and to extend our lease until January 2017.  In the event we require further space, we believe that we can find appropriate facilities in the same geographic area at lease rates comparable to those we currently pay.  We do not own any real property.

ITEM 3. Legal Proceedings

On April 21, 2010, Alexander G. Fassbender, our former Executive Vice President and Chief Technology Officer (“Fassbender”), filed a Complaint in the Fairfax County, Virginia Circuit Court alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $1 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement.  On April 7, 2011, the two parties entered into a settlement agreement through which, in exchange for mutual releases, we agreed to pay Fassbender a total of $400,000 in monthly installments of $16,667 per month over a two-year period.  We issued a non-interest bearing note to Fassbender for these payments.  In addition, Fassbender agreed to tender all outstanding stock options to us in exchange for an equal number of warrants.  The warrants are exercisable at an exercise price of $0.24 per share and have a five-year term.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From January 1, 2010 to October 28, 2010 our Common Stock was traded on “pink sheets” under the symbol “TMEN.PK”. Since October 28, 2010 our Common Stock has traded on the OTC Bulletin Board under the symbol “TMEN.OB”. Our transfer agent is Registrar & Transfer Company, Cranford, New Jersey 07016.

The range of the high and low prices per share for our Common Stock for the four quarters of 2010 and 2011 are shown below.

	High	Low
Year Ended December 31, 2010
First Quarter	$0.59	$0.22
Second Quarter	$0.56	$0.28
Third Quarter	$0.44	$0.265
Fourth Quarter	$0.48	$0.20

Year Ended December 31, 2011
First Quarter	$0.35	$0.16
Second Quarter	$0.32	$0.11
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.28	$0.11

Holders

At May 9, 2012, there were approximately 1,169 holders of record of the issued and outstanding common stock of the Company.

Dividends

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future. Any such dividend payment is at the discretion of our Board of Directors and would depend on our earnings, financial condition and other business and economic factors affecting us at that time which the Board of Directors may consider relevant.

Stock Options

A summary of our stock option activity for the year ended December 31, 2011 is included in Note 6 in the Notes to the Financial Statements attached to this Annual Report on Form 10-K.

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

We are also the owner of a patented pressurized oxycombustion technology that converts fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions, and at the same time removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology can be used to build new or retrofit old fossil fuel power plants globally with near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology.

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

We have made significant progress over the past year in resolving our past legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth. However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $17.4 million and $14.9 million for the years ended December 31, 2011 and 2010, respectively. Cash outflows from operations totaled $6.1 million and $5.6 million and for the years ended December 31, 2011 and 2010, respectively. As a result, we will require additional capital to continue to fund our operations.

Research and Development

We own or license all of the Technologies that we use in our business.

We conduct research and development of water/wastewater treatment products and services in a number of areas including testing various waste streams for potential clients and other third parties, Chemcad and Aspen modeling for the pressurized oxycombustion process, centrate testing related to the Company’s New York project and Ammonia Recovery Process (“ARP”) flow modifications. In addition, we will continue to participate in joint research and development activities through Unity Power Alliance.

Liquidity and Capital Resources

Over the past year, we have continued to make significant progress in resolving our past legal and financial issues, strengthening our balance sheet and building our business for future growth. In the past year, we have:

•	Raised $8.2 million in additional funding in 2011;
•	Made debt service payments totaling $2.8 million and converted all outstanding secured debt and accrued interest totaling $10.1 million into Series B Convertible Preferred Stock;
•	Paid all amounts due to the Internal Revenue Service under the Offer in Compromise that was accepted in March 2011; and
•	Settled a lawsuit related to a former officer’s employment agreement.

However, we have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners. During 2011 and 2010, we funded our operations primarily from the sale of convertible debt, short-term borrowings, preferred stock and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. Although we will require substantial additional funding to continue existing operations, we believe that we will be able to obtain additional equity or debt financing on reasonable terms; however, there is no certainty that we will be able to do so.

Cash used in operations amounted to $6,101,000 and $5,628,000 for the years ended December 31, 2011 and 2010, respectively. The increase in cash used in operations in 2011 is primarily due to higher operating expenses attributed to building our sales and marketing functions throughout 2011. Cash used in investing activities included purchases of property and equipment of $135,000 for the year ended December 31, 2011 and investments in our joint venture with Babcock Power (subsequently dissolved) of $400,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, we did not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of December 31, 2011, the Company had a cash balance of approximately $3.1 million, total current assets of $8.2 million and current liabilities of approximately $11.6 million, which consisted of accounts payable of approximately $2.6 million, short-term convertible debt of approximately $1.3 million, billings in excess of costs of approximately $5.1 million, accrued payroll taxes of $599,000, derivative liabilities of $807,000 and other current liabilities of approximately $1.2 million. Current liabilities at December 31, 2011 are approximately $5.5 million higher than at December 31, 2010, primarily due to (i) significant increases in billings in excess of costs related to our contract with the NYCDEP, and (ii) delays in payments to vendors until we acquired additional funding at the end of 2011.

Over the past year, we have made significant progress in resolving our legal and financial challenges that have hindered our growth. The following financing transactions describe our sources of funding for 2011 and the first quarter of 2012:

On June 17, 2011 and amended on July 12, 2011 we entered into a Bridge Loan and Warrant Amendment Agreement (the “June 2011 Bridge Loan Agreement”) with six of our principal investors (“the 2011 Investors”), pursuant to which we issued Promissory Notes (the “June 2011 Bridge Notes”) in exchange for proceeds of approximately $4.5 million. The June 2011 Bridge Notes were payable on demand at any time on or after February 29, 2012 (the “Maturity Date”) and did not bear interest until the Maturity Date.  The 2011 Investors agreed to surrender the June 2011 Bridge Notes in payment of the exercise price for warrants held by or issuable to them (the “Warrants”) when the conditions to their amendment and exercise have been satisfied.

Pursuant to the June 2011 Bridge Loan Agreement, we agreed, subject to the satisfaction of certain conditions, to amend the Warrants (i) to provide that they would be exercisable for the purchase of shares of our Series B Convertible Preferred Stock (the “Series B Stock”) instead of Common Stock (with the number of shares of the Series B Stock determined by dividing by ten the number of shares of Common Stock for which the Warrants are currently exercisable) and (ii) to change the exercise prices of all Warrants (which currently range from $0.30 to $1.82 per share of Common Stock) to $1.30 per share of Series B Stock (the equivalent of $0.13 per Common-equivalent share).  The Investors agreed, subject to the satisfaction of certain conditions, to exercise all of the Warrants.  The principal amount of the June 2011 Bridge Notes was equal to the aggregate exercise price of the Warrants (after they were amended as described above).

On August 11, 2011, upon satisfaction of all of the conditions set forth in the June 2011 Bridge Loan Agreement, the holders of the June 2011 Bridge Notes exercised all of the Warrants in accordance with the June 2011 Bridge Loan Agreement and surrendered all of the June 2011 Bridge Notes for the purchase under the Warrants of an aggregate of 3,469,387 shares of Series B Convertible Preferred Stock at a price of $1.30 per share.

On December 2, 2011 we entered into Bridge Loan Agreements with four of our principal investors pursuant to which the Investors agreed to make bridge loans to us totaling $1.25 million in exchange for 12.5% Promissory Notes (the “December 2011 Bridge Notes”).  The December 2011 Bridge Notes bear interest at the rate of 12.5% per year and are due and payable on December 31, 2012. The entire unpaid principal amount, together with all interest then accrued and unpaid, is convertible into shares of a future series of our Preferred Stock.

On December 30, 2011, we entered into Warrant Amendment Agreements (the “Agreements”) with 21 individuals and entities who acquired warrants from five funds affiliated with Security Investors, LLC for the purchase of an aggregate of 27.7 million shares of our Common Stock (collectively, the “Warrants”). Pursuant to the Agreements, we amended the Warrants to change the exercise prices from $0.30 per share to $0.095 per share, and the Investors agreed to exercise all of the Warrants immediately for cash. We received proceeds totaling $2,436,000, net of issuance costs, from the exercise of the Warrants.

On January 10, 2012, we entered into additional Warrant Amendment Agreements (the “Agreements”) with 6 individuals who acquired warrants from five funds affiliated with Security Investors, LLC for the purchase of an aggregate of 5,633,344 shares of our Common Stock. Pursuant to the Agreements, we amended the Warrants to change the exercise prices from $0.30 per share to $0.095 per share, and the Investors agreed to exercise all of the Warrants immediately for cash. We received proceeds totaling $498,000, net of issuance costs, from the exercise of the Warrants.

We filed a Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the “Registration Statement”), with respect to our Common Stock, which was declared effective by the Securities and Exchange Commission (the “Commission”) on November 7, 2011.

Although our financial condition has greatly improved, there can be no assurance that we will be able to obtain the funding necessary to continue our operations and development activities. Given this year’s achievements, we believe that we will be able to obtain additional equity or debt financing on reasonable terms.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our consolidated financial statements in this Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year classifications.

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

The 15% third party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements. As of December 31, 2011, the noncontrolling interest in TEPS was immaterial to the consolidated financial statements taken as a whole. On March 8, 2012, the joint venture was dissolved.

Revenue recognition

We recognize revenues using the percentage of completion method. Under this approach, revenue is earned in proportion to total costs incurred in relation to total costs expected to be incurred. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.

Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date such as engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized beginning in the period in which they become known.  Provisions for estimated losses on uncompleted contracts are made in the period in which the estimated loss first becomes known.

Certain long-term contracts include a number of different services to be provided to the customer. We record separately revenues, costs and gross profit related to each of these services if they meet the contract segmenting criteria in ASC 605-35. This policy may result in different interim rates of profitability for each segment than if we had recognized revenues using the percentage-of-completion method based on the project’s estimated total costs.

In circumstances when we cannot estimate the final outcome of a contract, or when we cannot reasonably estimate revenue, we utilize the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when we can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate. For the years ended December 31, 2011 and 2010, we have recorded one contract which represented approximately 5% and 35% of our revenues, respectively, utilizing the percentage-of-completion method based on a zero profit margin.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value. Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current.

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of customers to make required payments and record these allowances as a charge to general and administrative expense. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding.

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

Stock options

We account for stock options in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”. This topic requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  We use the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Income taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted rates and laws that will be in effect when the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance for deferred tax assets is provided if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize interest and penalties related to underpayments of income taxes as a component of interest and other expenses on our Consolidated Statements of Operations.

We estimate contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” We use a two-step process to assess each income tax position.  We first determine whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, we then record the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

We are subject to taxation in the U.S. and various states. As of December 31, 2011 our tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2011, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2008. Tax year 2007 was open as of December 31, 2009.

Series B Convertible Preferred Stock

We determine the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models we consider to be appropriate. Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of our Consolidated Balance Sheets. The value of the warrants and beneficial conversion features are considered a deemed dividend and are accounted for as a component of net loss attributable to common stockholders on our consolidated statements of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” The authoritative guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption of the authoritative guidance is not permitted. We do not believe the adoption of the provisions of ASU 2011-04 will have a material impact on our financial statements or disclosures.

Restatement of Financial Statements

In connection with the preparation and audit of our consolidated financial statements as of, and for the year ended, December 31, 2011, we reviewed the accounting treatment of our debt and equity transactions during such year. During this review we uncovered errors that impacted our previously issued unaudited 2011 interim consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 (collectively, the “2011 Interim Consolidated Financial Statements”).

We have concluded that we incorrectly accounted for a series of related transactions effected pursuant to certain Note Amendment and Forbearance Agreements, effective as of January 4, 2011 (the “Note Amendment and Forbearance Agreements”), with the holders of our Convertible Promissory Notes due May 31, 2010 (the “Old Notes”), including the partial repayment of the Old Notes, the conversion of a portion of the Old Notes into shares of our Series B Convertible Preferred Stock, the issuance to the holders of the Old Notes of warrants for the purchase of shares of our Common Stock and the issuance to the holders of the Old Notes, upon cancellation of the Old Notes, of Amended and Restated Promissory Notes due February 29, 2012 (the “Restated Notes”) by treating such transactions as debt modifications rather than debt extinguishment. Our management also concluded that, due to deficiencies in the methodology we had used to calculate our derivative warrant liabilities, we had overstated the quarterly valuation of such liabilities.

Upon discovering these errors, we re-examined our accounting for similar transactions and the calculation of our derivative warrant liabilities in prior years and, although similar errors occurred in accounting for certain transactions in prior periods, the effect of such errors were not material.

In this Annual Report on Form 10-K as of and for the year ended December 31, 2011, we are restating in Item 8, “Financial Statements and Supplementary Data,” our consolidated balance sheets and consolidated statements of operations for the first three quarters of 2011. This restatement is more fully described in Note 3, “Restatement and Condensed Quarterly Financial Information." We do not intend to restate separately our Quarterly Reports on Form 10-Q for the first three quarters of 2011. The financial statements included in such reports should not be relied on.

None of the errors related to our cash position, revenues or loss from operations for any of the periods in which such errors occurred. The net effect of these errors is (i) a $4.7 million understatement of our net loss to common stockholders in the quarter ended March 31, 2011, (ii) a $1.5 million overstatement of our net loss to common stockholders in the quarter ended June 30, 2011 and (iii) a $3.9 million overstatement of our net loss to common stockholders in the quarter ended September 30, 2011. The net effect is that our net loss to common stockholders for the nine-month period ended September 30, 2011 was overstated by approximately $0.7 million.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues for 2011 were $5,583,000 compared to $2,874,000 in 2010. In 2010, we substantially completed production on two large industrial contracts in the first half of 2010 and started engineering and design work on our $27.9 million contract with NYCDEP in the third quarter of 2010.  In 2011, we completed engineering and design work on our NYCDEP contract and started system construction activities, which resulted in significantly higher revenues from the NYCDEP contract in 2011 compared to 2010. This contract, along with other new contracts, is expected to generate further increases in revenues in 2012.

Gross profit increased to $404,000 or 7.2% of revenues in 2011 compared to gross profit of $75,000 or 2.6% in 2010. The increase is mainly due to higher gross margins realized on the NYCDEP contract in 2011 as we completed engineering and design work and shifted toward higher margin system construction activities in the third quarter of 2011.

General and administrative expenses totaled $4,807,000 in 2011, a decrease of $993,000 compared to 2010.  The decrease is attributable to lower non-cash stock option expense in 2011 as certain tranches of stock options for our executive officers vested ratably at the end of 2010 and ended in early 2011.

Engineering, research and development expenses totaled $299,000 in 2011, a decrease of $344,000 compared to 2010. Our engineering group was fully utilized in the first three quarters of 2011 performing design and system fabrication work related to our NYCDEP contract. Our engineering group was not fully utilized until the third quarter of 2010. As a result, we charged $679,000 of engineering costs to costs of revenues in 2011 compared to $324,000 in 2010.

Selling expenses totaled $2,448,000 in 2011, an increase of $1,167,000 compared to 2010. The increase is due to increased sales headcount in 2011, as we focused on building our sales force to generate new business, as well as increased marketing and business development activity in 2011, as we began to market our product offerings in Europe and Asia.

Because of our various financing transactions, including the amendment of existing debt issuances and the extinguishment of convertible debt in 2011 and 2010, we recognized losses on the extinguishment of debt of $12,551,000 and $5,620,000 in 2011 and 2010, respectively. Losses recognized in 2011 relate to the restructuring of our CASTion Notes and our 2010 Bridge Notes in the first quarter of 2011 and the extinguishment of these issuances in the third quarter of 2011; losses in 2010 relate primarily to the writeoff of unamortized debt discounts for beneficial conversion features and warrants issued with the various debt issuances.

We did not incur any warrant-related expenses in 2011. Warrant totaling $107,000 expense in 2010 related to the issuance of warrants to our investment advisor in partial consideration for its services in connection with our private placement of shares of our Series B Convertible Preferred Stock in August 2010.

In 2011, we recorded income of $3,936,000 related to the net change in fair value on our derivative instruments. We recorded an expense on these derivative instruments totaling $293,000 in 2010.

We did not recognize any additional gains on payroll tax settlement in 2011 as a result of the IRS accepting our Offer in Compromise in March 2011. We recorded a gain on payroll tax settlement of approximately $2.3 million in 2010 related to this Offer in Compromise.

In 2011, we recorded losses in our joint venture with Babcock Power, Inc. totaling $389,000, an increase of $315,000 compared to 2010. The joint venture performed significant development work related to our pressurized oxycombustion technology in 2011; losses in 2010 related primarily to start-up related costs.

Interest and other expense in 2011 totaled $1,232,000 in 2011, a decrease of approximately $2.1 million compared to 2010. This decrease is due to reduced amortization of debt discount in 2011 and our repaying and converting all of our secured debt by August 2011.

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

Gross profit increased to $75,000 (2.6% of revenues) in 2010 compared to gross profit of $3,000 (0.1% of revenues) in 2009.  The 2010 increase is due to profit recognized on our New York City municipal contract and on two industrial contracts, offset by $226,000 of underutilized production costs due to excess capacity.  In 2009, our project profits were offset by $326,000 of underutilized production costs due to excess capacity.  In each year, we maintained excess capacity in anticipation of higher levels of business.

General and administrative expenses totaled $5,800,000 in 2010, an increase of $1,212,000 compared to 2009.  The increase is attributable to higher non-cash stock option expense related to options granted to our executive officers and higher legal and professional expenses related to our financing transactions and an employee lawsuit.

Engineering, research and development expenses totaled $643,000 in 2010, a decrease of $273,000 compared to 2009. Our engineering group was fully utilized performing design work related to our NYCDEP contract in the second half of 2010. As a result, $324,000 of engineering costs were charged to cost of revenues in 2010. Our engineering group did not perform any such work in 2009.  The remainder of the decrease is attributable to reduced headcount in 2010 compared to 2009, partially offset by higher non-cash stock option expense in 2010 related to grants issued to employees.

Selling expenses totaled $1,281,000 in 2010, an increase of $748,000 compared to 2009. The increase is due to increased sales headcount in 2010, as we focused on building our sales force to generate new business, as well as higher non-cash stock option expense related to grants issued to employees.

As a result of the IRS accepting our Offer in Compromise in March 2011, we have recorded a gain on payroll tax settlement of approximately $2.3 million in 2010.

Because of our various financing transactions, including debt issuances and the restructuring of convertible debt into preferred stock in 2010 and 2009, we recognized losses on the extinguishment of debt of $5,620,000 and $3,285,000 in 2010 and 2009, respectively, which is primarily related to amortization of debt discounts for beneficial conversion features and warrants issued with the various debt issuances.

Warrant-related expenses totaled $107,000 in 2010, a decrease of $1,818,000 compared to 2009.  Warrant expense in 2010 related to the issuance of warrants to our investment advisor in partial consideration for its services in connection with our private placement of shares of our Series B Convertible Preferred Stock in August 2010. Warrant expense in 2009 related primarily to the automatic repricing of certain warrants pursuant to the anti-dilution adjustment provisions of such warrants upon the consummation of our Series B Convertible Preferred Stock financing in September 2009.

In 2010, we recorded an expense of $293,000 related to the net change in fair value of our derivative instruments. We recorded income of $937,000 on these derivative instruments in 2009.

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

ITEM 8. Financial Statements and Supplementary Data

See the Company’s consolidated financial statements as of and for the years ended December 31, 2011 and 2010 beginning on page A-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

Management's Report On Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our Management and Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Our internal control over financial reporting is supported by a program of appropriate reviews by Management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Ethics adopted by our Board of Directors, applicable to all Directors, officers and employees.

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

Our Chief Executive Officer and our Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Our assessment included consideration of the remediation of the material weaknesses described below. Based on this assessment, Management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.  Specifically, Management has determined that our internal controls as of December 31, 2011 were deficient in that (i) we did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii) there was a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. The evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer included consideration of the restatement & remediation of the material weakness described above. Based on this evaluation, our Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 due to (i) our failure to adequately allocate proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transaction; and (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

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

ITEM 9B. Other Information

Special Meeting in Lieu of 2011 Annual Meeting

We held a Special Meeting in lieu of our 2011 Annual Meeting of Stockholders on December 13, 2011. The matters voted upon at this meeting and the number of shares cast for and against each item are as follows:

1.	To elect the following people to the Board of Directors:

Director	For	Withheld
Cary G. Bullock	10,001,433	317,692
Arthur S. Reynolds	10,193,003	126,122

2.	To ratify the appointment of Grant Thornton LLP as independent registered public accountants for the Company for 2011:

For	Against
117,403,410	135,097

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors:

Name	Position
Cary G. Bullock	Director, Chairman of the Board, President and Chief Executive Officer
Dileep Agnihotri	Director
J. Winder Hughes III	Director
Shawn R. Hughes	Director
Arthur S. Reynolds	Director
Teodor Klowan, Jr.	Executive Vice President and Chief Financial Officer

Cary G. Bullock, age 66, was appointed as our President and Chief Executive Officer and was elected to our Board of Directors on January 27, 2010.  Mr. Bullock also serves as Chief Executive Officer and a member of the Board of Directors of our subsidiary, ThermoEnergy Power Systems LLC, and as President and a member of the Board of Directors of our subsidiary, CASTion Corporation.  Prior to becoming our President and CEO, Mr. Bullock had been employed by GreenFuel Technologies Corporation, serving as Chief Executive Officer from February 2005 through July 2007 and as Vice President for Business Development from July 2007 through January 2009; he was a member of the Board of Directors of GreenFuel Technologies Corporation from February 2005 through August 2009. In May 2009, GreenFuel Technologies ceased business operations and made an assignment of its assets to a trustee for the benefit of its creditors.   From February 2009 through January 2010, Mr. Bullock served a variety of clients as an independent consultant and business advisor.  Prior to joining GreenFuel Technologies, Mr. Bullock was Chairman and Chief Executive Officer of Excelergy Corporation, Vice President of KENETECH Management Services and President of its affiliate, KENETECH Energy Management, Inc., Chairman and Chief Executive Officer of Econoler/USA Inc., Vice President of Engineering and Operations and Principal Engineer of Xenergy Inc., Director of Special Engineering and a Senior Engineer at ECRM, Inc. and a Senior Engineer at Sylvania Electronics Systems.  Mr. Bullock received an A.B. from Amherst College and an S.B. and an S.M. from Massachusetts Institute of Technology.  Having worked as a senior executive in several early stage energy companies, Mr. Bullock brings to the Board extensive industry and strategic experience.

Dr. Dileep Agnihotri, age 42, has been a director of the Company since January 2012. He is CEO, President, and a member of the Board of Directors of Advanced Hydro Inc., a privately held company commercializing novel membranes technology and turn-key systems for treatment of waste-water in the oil and gas industry, including hydraulic fracturing wastewater recycling applications. He is also serving as acting CEO and a member of the Board of Directors of Graphene Energy, Inc. also a privately held company.  Dr. Agnihotri has been a principal at 21 Ventures, LLC, a venture capital management firm providing seed, growth and bridge capital for technology ventures, since 2008.  Prior to 21 Ventures and Advanced Hydro, he spent 8 years, from 2001 to 2008, as director and world-wide manager of Jordan Valley Semiconductors Inc., an Israeli private company in the thin-film metrology market, where he managed technology development, applications development and strategic, technical and product marketing.   Dr. Agnihotri holds a PhD in Nuclear Chemistry and an MS in Physical Chemistry from the University of Rochester.  He also has an MS degree in Physics from Agra University. He has published more than 30 articles and holds more than half a dozen patents. Dr. Agnihotri brings to the Board expertise in new and disruptive technologies, their market potential and commercialization aspects.

J. Winder Hughes III, age 53, has been a director of the Company since July 2009 (except for the period from January 27, 2010 to February 5, 2010).  Mr. Hughes also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation.  Since 1995, Mr. Hughes has served as the managing partner of Hughes Capital Investors, LLC, which manages private assets and raises money for small public companies.  He formed the Focus Fund, LP in 2000 (with Hughes Capital as the fund manager), which is a highly-concentrated equity partnership that focuses on publicly-traded emerging growth companies.  From November 2007 to November 2009, Mr. Hughes was a director of Viking Systems, Inc, a manufacturer of surgical tools.  From 1983 to 1995, Mr. Hughes was an investment executive, first with Kidder Peabody & Co. and subsequently with Prudential Securities.  Mr. Hughes holds a B.A. in Economics from the University of North Carolina at Chapel Hill.  Mr. Hughes brings to the Board significant experience with capital raising, corporate restructuring, and managing strategic business relationships.

Shawn R. Hughes, age 51, has been a director of the Company since October 2009.  He previously served as a member of our Board of Directors from September 2008 until January 2009.  Mr. Hughes also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation.  He served as President and Chief Operating Officer of the Company from January 1, 2008 to January 27, 2010. From June 15, 2007 through December 31, 2007, he was employed by us to assist the Chief Executive Officer in administering corporate affairs and overseeing all of our business operating functions. From November 2006 to May 2007, Mr. Hughes served as President and Chief Operating Officer of Mortgage Contract Services.  From 2001 to 2006, Mr. Hughes served as Chief Executive Officer of Fortress Technologies.  Mr. Hughes holds a B.S.B.A. from Slippery Rock University and an M.B.A. from Florida State University.  Mr. Hughes brings to the Board extensive experience in executive management and strategic planning.

Arthur S. Reynolds, age 68, has been a director of the Company since October 2008.  He also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation.  From August 3, 2009 through November 16, 2009, Mr. Reynolds served as our interim Chief Financial Officer, and except during that period, has been Chairman of the Audit Committee of the Board of Directors.  He is the founder of Rexon Limited of London and New York where, since 1999, he has served as managing director. Mr. Reynolds was founder and, from 1997 to 1999, managing partner of London-based Value Management & Research (UK) Limited.   Mr. Reynolds was the founder and, from 1982 to 1997, served as managing director of Ferghana Financial Services Limited.  Prior thereto, Mr. Reynolds held executive positions at Merrill Lynch International Bank Limited, Banque de la Société Financière Européene, J.P. Morgan & Company and Mobil Corporation.  From July 30 to November 30, 2011, Mr. Reynolds was the Chief Executive Officer of Clean Power Technologies.  Mr. Reynolds is a director of Apogee Technology, Inc.  Mr. Reynolds holds an A.B. from Columbia University, a M.A. from Cambridge University, and an M.B.A. in Finance from New York University.  Mr. Reynolds brings to the Board extensive financial and executive experience across multiple sectors, with special strength in the international arena.

Teodor Klowan, Jr., age 43, was appointed as our Executive Vice President, Secretary and Treasurer on November 2, 2009 and became our Chief Financial Officer on November 16, 2009.  He also serves as Clerk and Treasurer of our subsidiary, CASTion Corporation.  Mr. Klowan has been a certified public accountant since 1991.  From November 2007 through February 2009 he was Chief Financial Officer and from May 2006 to November 2007 he was Vice President, Corporate Controller and Chief Accounting Officer of Nestor, Inc., a publicly held automated speed and red light technology company.  On June 3, 2009, a receiver was appointed by the Rhode Island Superior Court for the business and assets of Nestor, Inc. Mr. Klowan was Corporate Controller of MatrixOne, Inc. in 2005 and Corporate Controller and Chief Accounting Officer at Helix Technology Corporation from 1999 to 2004. He was Assistant Corporate Controller of Waters Corporation from 1996 to 1999. Prior to 1996, Mr. Klowan worked in management and staff positions at Banyan Systems, Inc. and Ernst & Young.  Mr. Klowan holds a B.A. in Accounting from Bryant University and an M.B.A. in International Finance from Clark University.

Pursuant to our Certificate of Incorporation, as amended, the holders of our Series B Convertible Preferred Stock are entitled to elect four members of our Board of Directors (the “Series B Directors”), which Series B Directors are subject to removal only by a vote of the holders of not less than 66⅔% of the then-outstanding shares of Series B Convertible Preferred Stock voting as a separate class; any vacancy created by the resignation or removal of a Series B Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Series B Convertible Preferred Stock or (ii) the unanimous vote or consent of the remaining Series B Directors.  The holders of our Common Stock, voting together with the holders of our Series A Preferred Stock, are entitled to elect three members of our Board of Directors (the “Common Stock Directors”), which Common Stock Directors are subject to removal only by a vote of the holders of a majority of the then-outstanding shares of Common Stock (taken together as a single class with the then-outstanding shares of Series A Preferred Stock); any vacancy created by the resignation or removal of a Common Stock Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Common Stock and Series A Preferred Stock (voting or consenting together as a single class) or (ii) the unanimous vote or consent of the remaining Common Stock Directors.  The holders of our Series B Convertible Preferred Stock are parties to a Voting Agreement dated as of November 19, 2009, pursuant to which they have agreed to vote all of their shares of Series B Convertible Preferred Stock for the election to our Board of Directors of three persons designated by The Quercus Trust and one person designated by Robert S. Trump.  The Series B Directors are Dileep Agnihotri and J. Winder Hughes III (both of whom are designees of The Quercus Trust) and Shawn R. Hughes (who is the designee of Robert S. Trump); one Series B Directorship is vacant.  The Common Stock Directors are Cary G. Bullock and Arthur S. Reynolds.  All directors serve terms of one year.

The Executive Employment Agreement of our President and Chief Executive Officer, Cary G. Bullock, provides that, during the term of his employment, Mr. Bullock will be elected to serve on our Board of Directors.

None of our directors or executive officers is related by blood or marriage to any other director or executive officer.

Committees of the Board of Directors

Compensation and Benefits Committee.  The Compensation and Benefits Committee consists of Mr. Shawn Hughes and Mr. Winder Hughes.  Until his death in March 2012, David Anthony served as a member and as Chairman of this committee. This committee makes recommendations to the Board of Directors on compensation generally and acts on behalf of the Board of Directors with respect to executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation.  The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated.  The Board has determined that the following member of the Compensation and Benefits Committee is independent: Mr. Winder Hughes.

Audit Committee.  The Audit Committee consists of Mr. Reynolds, as Chairman, and Mr. Winder Hughes. David Anthony served on this committee until his death in March 2012.  This committee oversees the Company’s financial reporting process and internal controls.  The Audit Committee is governed by a written charter approved by the Board of Directors.  The charter sets out the Audit Committee’s membership requirements and responsibilities.  A copy of the Audit Committee charter was provided to shareholders as Annex A to the Company’s 2010 proxy statement.  As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied.  The Audit Committee selects the Company’s independent registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence.  The Board has determined that both of the members of the Audit Committee are “audit committee financial experts” (as defined in Item 407(d)(5)(ii) of Regulation S-K) and that Mr. Hughes is independent.

Nominating Committee.  The directors elected by the holders of our Common Stock and our Series A Convertible Preferred Stock (Messrs. Bullock and Reynolds) serve as the Nominating Committee, with Mr. Reynolds serving as Chairman.  The Nominating Committee identifies the individuals to be nominated for election to the Board of Directors by the holders of our Common Stock and our Series A Convertible Preferred Stock.  In considering candidates, the Nominating Committee seeks to assure that the Board of Directors will include persons with a variety of skills and experience, including at least one director with expertise in the areas of science and technology in which the Company operates and at least one director who qualifies as an audit committee financial expert.  The Nominating Committee does not have a charter.  The Nominating Committee will consider director candidates recommended by the shareholders if a nominating shareholder complies with the following requirements.  If a shareholder wishes to recommend a candidate to the Nominating Committee for consideration as a candidate for election to the Board of Directors, the shareholder must submit in writing to the Nominating Committee the nominee’s name and a brief resume setting forth the nominee’s business and educational background and qualifications for service, and a notarized consent signed by the recommended candidate stating the recommended candidate’s willingness to be nominated and to serve.  This information must be delivered to the Chairman of the Nominating Committee at the following address: ThermoEnergy Corporation, 10 New Bond Street, Worcester, MA 01606 and must be received no later than December 31 in any year to be considered as a potential director nominee at the Annual Meeting of Shareholders for the following year.  The Nominating Committee may request additional information if it determines a potential candidate may be an appropriate nominee.

Audit Committee Report

The Audit Committee reviews the financial reporting process of ThermoEnergy Corporation (the “Company”) on behalf of the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.  The Company’s independent public accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon.  The Audit Committee monitors these processes.

As of December 1, 2011, we engaged Grant Thornton LLP (“Grant Thornton”) as the Company’s new independent registered public accounting firm.  CCR LLP (“CCR”), the Company’s former independent registered public accounting firm, resigned simultaneous with the engagement of Grant Thornton.  This change was a result of Grant Thornton’s acquisition of CCR on December 1, 2011.

CCR had been appointed as the Company’s independent registered public accounting firm on April 12, 2010.  CCR’s report on the Company’s consolidated financial statements for the year ended December 31, 2010 did not contain any adverse opinion or disclaimer of opinion (except for an emphasis of matter paragraph which discussed substantial doubt regarding our ability to continue as a going concern) and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2010 and through the date of resignation of CCR (December 1, 2011), there were no disagreements between the Company and CCR on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of CCR, would have caused CCR to make reference to the matter in their report.   None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K have occurred during the fiscal year ended December 31, 2010 or through the resignation of CCR on December 1, 2011

With respect to the fiscal year ended December 31, 2011, the Audit Committee met frequently and held extensive discussions with management and with representatives of CCR (during the period prior to that firm’s resignation on December 1, 2011) and with representatives of Grant Thornton (subsequent to their appointment as the Company’s new independent registered public accounting firm on December 1, 2011). Management represented to us that the Company’s consolidated financial statements for the fiscal year ended December 31, 2011 were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the audited financial statements and related disclosures with management and with representatives of Grant Thornton, including a review of the significant management judgments underlying the financial statements and disclosures.  The Audit Committee also discussed with the independent public accountants the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU 380), as amended.

In addition, the Audit Committee discussed with representatives of Grant Thornton that firm’s independence from the Company and its management, and also considered whether the non-audit services performed during fiscal year 2011 by the independent public accountants were compatible with maintaining the accountants’ independence.  The independent public accountants have provided to the Committee the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).

The Committee discussed with the Company’s independent public accountants the overall scope and plans for its audit. At the end of each fiscal quarter, the Committee met with the independent public accountants, with and without management present, to discuss the results of its examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the Securities and Exchange Commission.

May 11, 2012

Audit Committee
Arthur S. Reynolds, Chairman
J. Winder Hughes III

Shareholder Communications

The Board of Directors does not have a formal policy for shareholder communications to the Board of Directors.  The small size of the Board of Directors and the simple administrative structure of the Company permits shareholders to have easy access to our management and its directors for any communications, including those pertaining to director nominations as set forth above.  Shareholder inquiries, suggestions and other communications may be directed to the Chairman of our Board of Directors at ThermoEnergy Corporation, 10 New Bond Street, Worcester, MA 01606.

Code of Ethics

The Company’s Code of Business Conduct and Ethics, including provisions that apply to our Chief Executive Officer and our Chief Financial Officer, is posted on our corporate website at http://ir.stockpr.com/thermoenergy.

Attendance at the Annual Meeting and at Board and Committee Meetings

Although we do not have a requirement that all members of the Board of Directors attend the Annual Meeting of Shareholders, such attendance is strongly encouraged.  All of the directors other than David Anthony attended the Special Meeting in lieu of our 2011 Annual Meeting of Shareholders. During the fiscal year ended December 31, 2011, the Board of Directors held 18 meetings and every director attended at least 75% of those meetings. During 2011, the Audit Committee held 5 meetings, the Compensation and Benefits Committee held one meeting, and the Nominating Committee held one meeting.  All members of the Committees attended at least 75% of the meetings of their respective Committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, during the fiscal year ended December 31, 2011 all of our executive officers and directors made all required Section 16(a) filings on a timely basis except that the Form 4 filings reporting the automatic grant of options to our non-employee directors (Messrs. Anthony, Shawn Hughes, Winder Hughes and Reynolds) on December 13, 2011 were not filed until December 23, 2011.

ITEM 11.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2011 and 2010.

Executive Compensation (1)

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)		Medical and Insurance Reimbursement ($)	Total ($)

Cary G. Bullock	2011	$200,349	$0		$60,237	$260,586
Chairman, President and CEO (3)	2010	$207,285	$1,731,170		$57,008	$1,995,463

Teodor Klowan, Jr.	2011	$175,000	$0		$0	$175,000
Executive Vice President and CFO	2010	$177,883	$335,168		$0	$513,051

Robert Marrs	2011	$132,231	$99,409	(5)	$11,876	$243,516
Vice President, International Business Development (4)	2010	$0	$0		$0	$0

Patrick Scalli	2011	$145,000	$162,079		$22,423	$329,502
Vice President, Sales (6)	2010	$25,096	$0		$3,742	$28,838

(1)	Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named executive officers required to be reported in such columns during 2011 or 2010.

(2)	Amounts in the column “Option Awards” reflect the grant date fair value of stock options awarded in accordance with FASB ASC Topic 718. The fair value of options granted during 2011 and 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	2.0% - 3.5%	2.5% - 3.8%
Expected option life (years)	10.0	10.0
Expected volatility	91% - 92%	80% - 97%
Expected dividend rate	0%	0%

(3)	Mr. Bullock was hired on January 27, 2010.

(4)	Mr. Marrs was hired on April 1, 2011.

(5)	The option award to Mr. Marrs reflects the grant date value based on the probable outcome of performance conditions as set forth in the option agreement. If the highest level of performance conditions were achieved in 2011, the value of this option award would be $397,465.

(6)	Mr. Scalli was hired on November 1, 2010.

Compensation of the Board

Directors do not receive cash compensation for serving on the Board or its committees.  Non-employee directors are awarded annual grants of non-qualified stock options.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings.  We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2011 to our directors who were not also named executive officers at the time they received compensation as directors:

Director Compensation (1)

Name	Fees Earned or Paid in Cash	Option Awards ($)(2)		Other Compensation ($)			Total ($)
David Anthony	None	$3,391	(3)	$	None		$3,391
Shawn R. Hughes	None	$3,391	(3)		$50,000	(4)	$53,391
J. Winder Hughes III	None	$3,391	(3)	$	None		$3,391
Arthur S. Reynolds	None	$3,391	(3)	$	None		$3,391

(1)	Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors required to be reported in such columns during 2011.

(2)	The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 710. Assumptions used in the calculation of these amounts are included in Note 5 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2011. The amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)	An option to purchase 30,000 shares of Common Stock at an exercise price of $0.15 per share was granted to each of Messrs. Anthony, Shawn Hughes, J. Winder Hughes III and Reynolds on December 13, 2011; these options vest on the date of our 2012 Annual Meeting of Stockholders and expire on December 13, 2021.

(4)	A finder’s fee of $50,000 was paid to Mr. Shawn Hughes in 2011 related to securing a large industrial contract on our behalf. This fee was approved by the Compensation Committee of the Board of Directors.

Outstanding Equity Awards at December 31, 2011

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2011.  No named executive officer exercised options in the fiscal year ended December 31, 2011.

	Stock Option Awards
	Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Cary G. Bullock	4,079,699	4,079,702	$0.30	01/27/2020

Teodor Klowan, Jr.	1,406,250	1,083,750	$0.32	11/02/2019
	888,584	691,117	$0.30	01/27/2020

Robert Marrs	none	2,000,000	$0.26	04/01/2021

Patrick Scalli	175,000	525,000	$0.30	03/07/2021

Employment Contracts and Agreements

We have written employment agreements with each of our senior executives. Set forth below are descriptions of the agreements with each of our current executive officers and with each person who was an executive officer on December 31, 2011.

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

Teodor Klowan, Jr.   On November 2, 2009, we entered into an Executive Employment Agreement with our Executive Vice President and Chief Financial Officer, Teodor Klowan, Jr., pursuant to which we agreed to pay him an annual base salary of $175,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements to be established by the Compensation Committee of our Board of Directors.  Mr. Klowan’s employment is terminable by either party upon 30 days’ written notice; provided that we may terminate Mr. Klowan’s employment immediately for “Cause” (as such term is defined in the Executive Employment Agreement) and Mr. Klowan may terminate his employment immediately for “Good Reason” (as such term is defined in the Executive Employment Agreement).  If Mr. Klowan’s employment is terminated for any reason other than (i) by us for Cause or (ii) voluntarily by Mr. Klowan without Good Reason, Mr. Klowan will be entitled to receive severance payments of $14,583 per month for six months following the termination of his employment, and we will keep in force for such six-month period all health insurance benefits afforded to Mr. Klowan and his family at the time of termination.  Mr. Klowan’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information and a provision prohibiting Mr. Klowan, for a period of one year following the termination of his employment, from competing against us or soliciting our customers or employees.

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

Executive Compensation Process

We have entered into employment agreements with all of our executive officers.  These agreements provide for payment of base compensation at a rate negotiated at the time of the agreement, with eligibility for cash bonuses from time to time upon achievement of certain performance goals to be established through discussions with the Compensation and Benefits Committee of our Board of Directors (in the case of our Chief Executive Officer) or with such Committee and our Chief Executive Officer (in the case of the other executive officers).  The employment agreements with our Chief Executive Officer and our Chief Financial Officer also provide for an initial grant of stock options, with provision for future grants of stock options at the discretion of the Compensation and Benefits Committee of our Board of Directors.

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

Stock Option and Stock-Based Awards.  We believe that long-term performance is best stimulated through an ownership culture that encourages such performance through the use of stock-based awards. Our 2008 Incentive Stock Plan was established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of shareholders and with our long-term success. Our Board of Directors believes that the use of stock options and other stock-based awards offers the best approach to achieving our long-term compensation goals. While the 2008 Incentive Stock Plan provides for a variety of stock-based awards, to date we have relied exclusively on stock options to provide equity incentive compensation. We believe that stock options most effectively focus the attention of our executives and management on long-term performance and stock price appreciation. Stock options granted to our executive officers have an exercise price equal to the fair market value of our common stock on the grant date. Our stock options typically vest 25% on the first anniversary of grant and thereafter in equal quarterly installments over an additional three-year period, and generally expire ten years after the date of grant. Stock option grants to our executive officers are made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally, to meet special retention or performance objectives. Proposals to grant stock options to our executive officers are made by our CEO to the Compensation and Benefits Committee. The Compensation and Benefits Committee considers the estimated Black-Scholes valuation of each proposed stock option grant in determining the number of shares subject to each option grant.  In light of the significance we place on equity-based incentive compensation, in January 2010 our Board of Directors amended the 2008 Incentive Stock Plan to increase the number of shares of our common stock available for grant under such Plan from 10,000,000 to 20,000,000 and to remove the limit on the number of shares with respect to which stock options may be granted to any individual.  At the Special Meeting in lieu of the 2010 Annual Meeting in November 2010, the shareholders ratified the amendments to the 2008 Incentive Stock Plan.

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

ITEM 12.  Security Ownership by Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 9, 2012 with respect to beneficial ownership of our Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our Common Stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.

Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Directors and Officers

Dileep Agnihotri
2324 Ridgepoint Dr., Suite G
Austin, Texas 78754	0		*

Cary G. Bullock
10 New Bond Street
Worcester, Massachusetts 01606	5,099,623	(3)	5.3%

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	11,905,842	(4)	11.9%

Shawn R. Hughes
717 South Edison Avenue
Tampa, Florida 33606	982,500	(5)	1.1%

Teodor Klowan, Jr.
10 New Bond Street
Worcester, Massachusetts 01606	2,804,796	(3)	3.0%

Arthur S. Reynolds
230 Park Avenue, Suite 1000
New York, New York 10169	781,103	(6)	*

All executive officers and directors as a group (6 persons)	21,573,864	(7)	19.7%

Other 5% Beneficial Owners

David Gelbaum and Monica Chavez Gelbaum
Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	61,139,857	(8)	42.2%

Security Investors, LLC
One Security Benefit Place
Topeka, Kansas 66636	24,441,140	(9)	21.8%

Robert S. Trump
89 10th Street
Garden City, New York 11530	39,511,798	(10)	32.1%

Elise C. Roenigk PO Box 230 Eureka Springs, Arkansas 72632	5,954,022	(11)	6.2%

The Focus Fund
PO Box 389
Ponte Vedra, Florida 32004	11,595,838	(12)	11.7%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	26,202,181	(13)	4.99	%(13)

Kevin B. Kimberlin c/o Spencer Trask
535 Madison Avenue
New York, NY 10022	28,875,225	(14)	24.5%

Massachusetts Technology Development Corp.
40 Broad St. Suite 230
Boston, MA 02109	14,908,233	(15)	14.2%

BCLF Ventures I, LLC
56 Warren St.
Boston, MA 02119	8,403,041	(16)	8.5%

Francis Howard
376 Victoria Place
London, United Kingdom SW1V 1AA	6,000,000	(17)	6.6%

* Less than 1%.

(1)	Includes shares as to which the identified person or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act. Shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, which were exercisable or convertible on, or become exercisable or convertible within 60 days after, May 9, 2012 are deemed to be outstanding with respect to a person or entity for the purpose of computing the outstanding shares of Common Stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.

(2)	Based on 91,219,622 shares of Common Stock issued and outstanding on May 9, 2012 plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, held by such individual or entity which were exercisable or convertible on, or which become exercisable or convertible within 60 days after, May 9, 2012.

(3)	All shares are issuable upon exercise of options.

(4)	Includes 3,357,500 shares owned by The Focus Fund. Also includes 8,238,338 shares issuable to The Focus Fund and 250,004 shares issuable to Hughes Capital upon the exercise of warrants or conversion of shares of Series B Convertible Preferred Stock. Mr. Hughes is the Managing Director of both funds and may be deemed to be the beneficial owner of the securities held by such funds; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. Also includes 60,000 shares issuable upon exercise of options.

(5)	Includes 880,000 shares issuable upon exercise of options and warrants.

(6)	Includes 600,000 shares issuable upon exercise of options and warrants. Also includes 181,103 shares issuable upon the exercise of warrants held by Christine Reynolds, Mr. Reynolds’s wife. Mr. Reynolds disclaims beneficial ownership of the shares issuable to Mrs. Reynolds.

(7)	Includes shares issuable upon exercise of options and warrants and conversion of shares of Series B Convertible Preferred Stock, as detailed in notes (3) through (6) above.

(8)	This beneficial ownership information is based, in part, on information contained in Amendment No. 8 to the Statement on Schedule 13D filed by The Quercus Trust and Mr. and Mrs. Gelbaum as its trustees on August 13, 2010. Includes 23,987,090 shares issuable upon conversion of shares of Series B Convertible Preferred Stock, 29,761,423 shares issuable upon the exercise of warrants, and 30,000 shares issuable upon exercise of options.

(9)	This beneficial ownership information is based, in part, on information contained in Amendment No. 3 to the Statement on Schedule 13G filed by Security Investors, LLC on September 10, 2010. Includes 20,833,340 shares issuable upon conversion of shares of Series B Convertible Preferred Stock. Security Investors, LLC is the investment adviser to the following funds (the “Funds”): (i) Security Equity Fund, Mid Cap Value Fund, (ii) SBL Fund Series V (Mid Cap Value), (iii) Security Equity Fund, Mid Cap Value Institutional Fund, (iv) SBL Fund, Series Q (Small Cap Value) and (v) Security Equity Fund, Small Cap Value Fund. Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The securities owned by each Fund are as follows:

Fund	Shares of Common Stock	Shares of Common Stock Issuable upon Conversion of Shares of Series B Preferred Stock

Security Equity Fund, Mid Cap Value Fund	2,701,839	8,583,340

SBL Fund, Series V (Mid Cap Value)	905,961	3,083,330

Security Equity Fund, Mid Cap Value Institutional Fund	–	7,937,500

SBL Fund, Series Q (Small Cap Value)	–	1,166,670

Security Equity Fund, Small Cap Value Fund	–	62,500

As investment adviser to the Funds, Security Investors, LLC may be deemed to be the beneficial owner of such securities.

(10)	Includes 31,773,770 shares issuable upon conversion of shares of Series B Convertible Preferred Stock.

(11)	Includes 30,000 shares issuable the exercise of options, 1,500,000 shares issuable upon the exercise of warrants, and 3,754,433 shares issuable upon conversion of convertible debt.

(12)	Includes 6,093,840 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 2,144,498 shares issuable upon the exercise of warrants.

(13)	This beneficial ownership information is based, in part, on information contained in Amendment No. 6 to the Statement on Schedule 13G filed by the group consisting of Empire Capital Management LLC and its affiliates on February 14, 2012. Includes 23,198,610 shares issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock over which Empire Capital Management and its affiliates have shared voting and dispositive power (the "Blocker Securities") are subject to a 4.99% "blocker" provision. The percentage set forth in the column under the heading “Percent of Class” gives effect to such blocker; however, the number of shares of Common Stock set forth in the column under the heading “Amount and Nature of Beneficial Ownership” includes all shares that would be issuable upon full conversion of the Blocker Securities without giving effect to such blocker.

(14)	Includes 5,517,250 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 20,922,108 shares issuable upon the exercise of warrants.

(15)	Includes 3,146,130 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 10,754,832 shares issuable upon the exercise of warrants.

(16)	Includes 1,799,670 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 6,025,098 shares issuable upon the exercise of warrants.

(17)	This beneficial ownership information is based on information contained on Schedule 13G filed by Mr. Howard on March 14, 2012.

Series A Convertible Preferred Stock

As of May 9, 2012, there were 208,334 shares of Series A Convertible Preferred Stock issued and outstanding, all of which were held by Mr. Gregg Frankel.  Shares of Series A Convertible Preferred Stock are convertible into shares of Common Stock on a 1-for-1 basis.  The shares of Series A Convertible Preferred Stock held by Mr. Frankel represent a beneficial ownership of less than 1% of our issued and outstanding Common Stock.  None of our directors or executive officers owns any shares of Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock

As of May 9, 2012, there were 11,664,993 shares of Series B Convertible Preferred Stock issued and outstanding.  The following table sets forth certain information as of May 9, 2012 with respect to beneficial ownership of our Series B Convertible Preferred Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our Series B Convertible Preferred Stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.  Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock on a 10-for-1 basis.

Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Directors and Officers

Dileep Agnihotri
2324 Ridgepoint Dr., Suite G
Austin, Texas 78754	0		*

Cary G. Bullock
10 New Bond Street
Worcester, Massachusetts 01606	0		*

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	624,769	(3)	5.4%

Shawn R. Hughes
717 South Edison Avenue
Tampa, Florida 33606	0		*

Teodor Klowan, Jr.
10 New Bond Street
Worcester, Massachusetts 01606	0		*

Arthur S. Reynolds
230 Park Avenue, Suite 1000
New York, New York 10169	0		*

All executive officers and directors as a group (6 persons)	624,769	(3)	5.4%

Other 5% Beneficial Owners

David Gelbaum and Monica Chavez Gelbaum
Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	2,398,709		20.6%

Security Investors, LLC
One Security Benefit Place
Topeka, Kansas 66636	2,083,334	(4)	17.9%

Robert S. Trump
89 10th Street
Garden City, New York 11530	3,177,377		27.2%

The Focus Fund
PO Box 389
Ponte Vedra, Florida 32004	609,384		5.2%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	2,319,861		19.9%

*	Less than 1%

(1)	Includes shares as to which the identified person or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act.

(2)	Based on 11,664,993 shares of Series B Convertible Preferred Stock issued and outstanding on May 9, 2012.

(3)	Includes 609,384 shares owned by The Focus Fund and 15,385 shares owned by Hughes Capital. Mr. Hughes is the Managing Director of both funds and may be deemed to be the beneficial owner of the securities held by such funds; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	Security Investors, LLC may be deemed to be the beneficial owner of these shares because it is the investment adviser to the following funds (the “Funds”) which own shares of Series B Convertible Preferred Stock: (i) Security Equity Fund, Mid Cap Value Fund, (ii) SBL Fund Series V (Mid Cap Value), (iii) Security Equity Fund, Mid Cap Value Institutional Fund, (iv) SBL Fund, Series Q (Small Cap Value) and (v) Security Equity Fund, Small Cap Value Fund. Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The shares of Series B Convertible Preferred Stock owned by each Fund are as follows:

Fund	Shares of Series B Convertible Preferred Stock

Security Equity Fund, Mid Cap Value Fund	858,334

SBL Fund, Series V (Mid Cap Value)	308,333

Security Equity Fund, Mid Cap Value Institutional Fund	793,750

SBL Fund, Series Q (Small Cap Value)	116,667

Security Equity Fund, Small Cap Value Fund	6,250

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation plans approved by security holders

2008 Incentive Stock Plan	7,566,794	$0.34	12,433,206

Equity Compensation plans not approved by security holders

Stock options	12,107,308	$0.40	0

Warrants	1,281,103	$0.35	0

Total	20,955,205	$0.38	12,433,206

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

We are members, along with Mr. Fassbender and Mr. Fassbender’s ex-wife, of a limited liability company, ThermoEnergy Power Systems, LLC (“TEPS”), which owns  the pressurized oxycombustion technology.  We hold an 85% ownership interest in TEPS, and Mr. Fassbender and an unrelated third party each own a 7.5% membership interest.

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

Board Determination of Independence

Our securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  In determining which directors and which members of committees are “independent,” our Board of Directors has voluntarily adopted the independence standards set forth in the Marketplace Rules of the Nasdaq Stock Market.  Our Board of Directors has determined that, in accordance with these standards, two of our current Directors, Dr. Agnihotri and Mr. Winder Hughes, are “independent directors.” Notwithstanding Mr. Reynolds’ service as interim Chief Financial Officer from August 3, 2009 through November 16, 2009, our Board of Directors has examined the relationships between Mr. Reynolds and the Company and determined that Mr. Reynolds is otherwise an “independent director.”

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

Non-Audit Services.  The Audit Committee’s policy is to pre-approve all permissible non-audit services provided by the independent registered public accountants.  These services may include audit-related services, tax services and other services.  The independent registered public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

Fees billed to us by Grant Thornton LLP and CCR LLP, our independent registered public accountants for fiscal years 2011 and 2010, respectively, were comprised of the following:

Audit Fees. Fees related to the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Forms 10-Q, audits of statutory filings, comfort letter procedures and review of other regulatory filings totaled $156,359 in 2011 and $127,643 in 2010.

Audit Related Fees. No fees were billed to us for audit related services in 2011 or 2010.

Tax Fees. Fees for tax services provided to us, including tax compliance, tax advice and planning, totaled $25,521 in 2011 and $4,000 in 2010.

All Other Fees. No other fees were billed to us in 2011 or 2010 for “other services.”

In accordance with the Audit Committee’s pre-approval policy, all audit services performed by CCR LLP and Grant Thornton LLP during 2011 and 2010 were approved at the time such firm was engaged to serve as our independent registered public accounts for such fiscal years.  The Audit Committee reviewed and approved, as consistent with our policies and procedures, the tax services performed for us in 2011 and 2010 by CCR LLP and Grant Thornton LLP.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 8.
(2)	All financial statement schedules are not included, as the Company has provided the information as required by Article 8 of Regulation S-X in its consolidated financial statements as of and for the year ended December 31, 2011 and 2010.
(3)	Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith. See Index to Exhibits on Page B-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMOENERGY CORPORATION

(Registrant)

/s/ Teodor Klowan, Jr., CPA	May 14, 2012
Teodor Klowan, Jr., CPA
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cary G. Bullock	Chairman of the Board, President and Chief Executive Officer	May 14, 2012
Cary G. Bullock	(Principal Executive Officer)

/s/ Teodor Klowan, Jr., CPA	Executive Vice President and Chief Financial Officer	May 14, 2012
Teodor Klowan, Jr., CPA	(Principal Financial and Accounting Officer)

/s/ Dileep Agnihotri	Director	May 14, 2012
Dileep Agnihotri

/s/ J. Winder Hughes III	Director	May 14, 2012
J. Winder Hughes III

/s/ Shawn R. Hughes	Director	May 14, 2012
Shawn R. Hughes

/s/ Arthur S. Reynolds	Director	May 14, 2012
Arthur S. Reynolds

THERMOENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of and For the Years ended December 31, 2011 and 2010

With

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheet of ThermoEnergy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2010 and for the year then ended were audited by CCR LLP. We have since succeeded to the practice of such firm.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $17,386,000 during the year ended December 31, 2011, and, as of that date, the Company’s current liabilities exceeded its current assets by $3,387,000 and its total liabilities exceeded its total assets by $4,603,000. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

May 14, 2012

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$3,056	$4,299
Accounts receivable, net	4,228	1,043
Costs in excess of billings	132	—
Inventories	167	65
Other current assets	590	289
Total Current Assets	8,173	5,696

Property and equipment, net	544	560
Other assets	72	61

TOTAL ASSETS	$8,789	$6,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,640	$722
Convertible debt, current portion	1,250	—
Accrued payroll taxes	599	1,470
Billings in excess of costs	5,131	1,880
Derivative liability, current portion	706	—
Other current liabilities	1,234	1,995
Total Current Liabilities	11,560	6,067

Long Term Liabilities:
Derivative liability	101	2,852
Convertible debt, net	1,571	8,892
Other long term liabilities	160	180
Total Long Term Liabilities	1,832	11,924

Total Liabilities	13,392	17,991

Commitments and contingencies (Note 12)

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 30,000,000 shares at December 31, 2011 and 20,000,000 shares at December 31, 2010:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 208,334 shares at December 31, 2011 and 10,000,000 shares at December 31, 2010; issued and outstanding: 208,334 shares at December 31, 2011 and 2010	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 12,000,000 shares at December 31, 2011 and 6,454,621 shares at December 31, 2010; issued and outstanding: 11,664,993 shares at December 31, 2011 and 5,968,510 shares at December 31, 2010	117	60
Common Stock, $.001 par value: authorized – 425,000,000 shares at December 31, 2011 and 300,000,000 shares at December 31, 2010; issued: 85,167,098 shares at December 31, 2011 and 55,681,918 shares at December 31, 2010; outstanding: 85,033,301 shares at December 31, 2011 and 55,548,121 shares at December 31, 2010	85	55
Additional paid-in capital (Note 1)	108,727	84,351
Accumulated deficit (Note 1)	(113,510)	(96,124)
Treasury stock, at cost: 133,797 shares at December 31, 2011 and 2010	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(4,597)	(11,674)
Noncontrolling interest	(6)	—
Total Stockholders’ Deficiency	(4,603)	(11,674)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,789	$6,317

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010

Revenue	$5,583	$2,874
Cost of revenue	5,179	2,799
Gross profit	404	75

Operating Expenses:
General and administrative	4,807	5,800
Engineering, research and development	299	643
Sales and marketing	2,448	1,281
Total operating expenses	7,554	7,724

Loss from operations	(7,150)	(7,649)

Other income (expense):
Warrant expense	—	(107)
Gain on payroll tax settlement	—	2,263
Loss on extinguishment of debt (Note 1)	(12,551)	(5,620)
Derivative liability income (expense)	3,936	(293)
Equity in losses of joint venture	(389)	(74)
Interest and other expense, net	(1,232)	(3,376)
Total other expense	(10,236)	(7,207)

Net loss	(17,386)	(14,856)
Net loss attributable to noncontrolling interest	57	—

Net loss attributable to ThermoEnergy Corporation	(17,329)	(14,856)
Deemed dividend on Series B Convertible Preferred Stock (Note 1)	—	(1,894)

Net loss attributable to ThermoEnergy Corporation common stockholders	$(17,329)	$(16,750)

Loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.30)	$(0.31)

Weighted average shares used in computing loss per share, basic and diluted	56,819,885	54,041,586

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(in thousands, except share and per share amounts)

Years Ended December 31, 2011 and 2010

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance at December 31, 2009	$2	$30	$54	$66,711	$(81,268)	$-	$-	$(14,471)

Stock options issued to officers, directors and employees				2,066				2,066
Common Stock issued for services (200,000 shares)				54				54
Convertible Notes and accrued interest converted to Common Stock (1,802,445 shares at $0.24 per share)			1	432				433
Convertible debt and accrued interest converted to Series B Convertible Preferred Stock (791,668 shares at $2.40 per share) (Note 1)		8		6,898				6,906
Series B Convertible Preferred Stock and warrants issued for cash, net of issuance costs of $375 (2,083,334 shares at $2.40 per share)		21		4,604				4,625
Series B Convertible Preferred Stock and warrants issued for settlement with Convertible note holders (55,554 shares at $2.40 per share)		1		533				534
Beneficial conversion features recognized upon issuance of short term borrowings				3,053				3,053
Purchase of treasury stock (50,000 shares at $0.35 per share)						(18)		(18)
Net Loss (Note 1)					(14,856)			(14,856)

Balance at December 31, 2010	2	60	55	84,351	(96,124)	(18)	-	(11,674)
Stock options issued to officers, directors and employees				1,002				1,002
Common Stock issued for services (600,000 shares)			1	113				114
Conversion of Series B Convertible Stock (118,518 shares) to Common Stock (1,185,180 shares)		(1)	1					—
Conversion and tender of convertible debt and accrued interest to Series B Convertible Preferred Stock and warrants		58		14,080				14,138
Exercise of Common Stock purchase warrants for cash, net of issuance costs of $196 (27,700,000 shares at $0.095 per share)			28	2,408				2,436
Issuance of Common Stock purchase warrants				4,879				4,879
Derecognition of beneficial conversion features on extinguished debt				(2,003)				(2,003)
Repricing of warrants				1,799				1,799
Reclassification of derivative liabilities to equity				2,037				2,037
Debt discount recognized upon issuance of convertible debt				61				61
Contributions to joint venture on behalf of noncontrolling interest							(63)	(63)
Net Loss					(17,386)		57	(17,329)

Balance at December 31, 2011	$2	$117	$85	$108,727	$(113,510)	$(18)	$(6)	$(4,603)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010
Operating Activities:
Net loss (Note 1)	$(17,386)	$(14,856)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	1,002	2,066
Warrant expense	—	107
Common stock issued for services	114	54
Gain on payroll tax settlement	—	(2,263)
Loss on extinguishment of debt (Note 1)	12,513	5,620
Loss on disposal of property, plant and equipment	62	—
Equity in losses of joint venture	389	74
Derivative liability (income) expense	(3,936)	293
Non-cash interest added to debt	245	941
Series B Preferred Convertible Stock and warrants issued for note holder settlement expenses	—	534
Purchase of treasury stock	—	(18)
Depreciation	89	52
Amortization of discount on convertible debt	687	2,243
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(3,185)	(1,036)
Costs in excess of billings	(132)	—
Inventories	(102)	9
Other current assets	(307)	(84)
Accounts payable	1,918	(90)
Billings in excess of costs	3,251	1,482
Other current liabilities	(1,303)	(707)
Other long-term liabilities	(20)	(49)

Net cash used in operating activities	(6,101)	(5,628)

Investing Activities:
Investment in joint venture	(400)	(61)
Purchases of property and equipment	(135)	(371)

Net cash used in investing activities	(535)	(432)

Financing Activities:
Proceeds from issuance of Series B Convertible Preferred Stock and warrants, net of issuance costs of $375	—	4,625
Proceeds from issuance of common stock, net of issuance costs of $196	2,436	—
Proceeds from issuance of convertible promissory notes	5,760	4,625
Payments on convertible promissory notes	(2,803)	—

Net cash provided by financing activities	5,393	9,250

Net change in cash	(1,243)	3,190
Cash, beginning of year	4,299	1,109
Cash, end of year	$3,056	$4,299

Supplemental schedule of non-cash financing activities:
Conversion and tender of convertible debt and accrued interest to Series B Convertible Preferred Stock and warrants	$14,138	$1,900
Conversion of convertible notes and accrued interest to common stock	$—	$433
Debt (premium) discount recognized on convertible debt	$(131)	$3,053
Accrued interest added to debt	$153	$323

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1: Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of developing and marketing advanced municipal and industrial wastewater treatment and carbon reducing power generation technologies.

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

The Company also owns a patented pressurized oxycombustion technology that converts fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions and removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology is intended to be used to build new or to retrofit old fossil fuel power plants globally with near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology. The pressurized oxycombustion technology is held in the Company’s subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”).

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

Revenue recognition

The Company recognizes revenues using the percentage of completion method. Under this approach, revenue is earned in proportion to total costs incurred in relation to total costs expected to be incurred. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.

Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date such as engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized beginning in the period in which they become known.  Provisions for estimated losses on uncompleted contracts are made in the period in which the estimated loss first becomes known.

Certain long-term contracts include a number of different services to be provided to the customer. The Company records separately revenues, costs and gross profit related to each of these services if they meet the contract segmenting criteria in ASC 605-35. This policy may result in different interim rates of profitability for each segment than if the Company had recognized revenues using the percentage-of-completion method based on the project’s estimated total costs.

In circumstances when the Company cannot estimate the final outcome of a contract, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate. For the years ended December 31, 2011 and 2010, the Company has recorded one contract which represented approximately 5% and 35% of its revenues, respectively, utilizing the percentage-of-completion method based on a zero profit margin.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Cash

The Company places its cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Effective December 31, 2010, extending through December 31, 2012, all “noninterest-bearing transaction accounts” are fully insured, regardless of the balance of the account. Generally the Company’s cash in interest-bearing accounts exceeds financial depository insurance limits. However, the Company has not experienced any losses in such accounts and believes that its cash is not exposed to significant credit risk.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value. Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current.

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of customers to make required payments and record these allowances as a charge to general and administrative expense. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding.

The following is a summary of the Company’s allowance for doubtful accounts activity for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(in $000’s)	2011	2010

Allowance for doubtful accounts, beginning of year	$9	$9
Bad debt expense	1	—
Write-offs	(10)	—
Allowance for doubtful accounts, end of year	—	9

At December 31, 2011, one customer accounted for 96% of the Company’s gross accounts receivable balance. For the year ended December 31, 2011, two customers each accounted for more than 10% of the Company’s revenues and collectively accounted for 92% of total revenues. For the year ended December 31, 2010, three customers each accounted for more than 10% of the Company’s revenues and collectively accounted for 96% of total revenues.

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

The Company recorded a loss of $62,000 on the disposal of property and equipment during 2011 in conjunction with relocating its corporate headquarters.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”. This topic requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted rates and laws that will be in effect when the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance for deferred tax assets is provided if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company recognizes interest and penalties related to underpayments of income taxes as a component of interest and other expense on its Consolidated Statement of Operations.

The Company estimates contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” We use a two-step process to assess each income tax position.  We first determine whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, we then record the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2011 and 2010, there are no uncertain tax positions that require accrual.

The Company is subject to taxation in the U.S. and various states. As of December 31, 2011 the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2001, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2008. Tax year 2007 was open as of December 31, 2010.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable, short-term borrowings and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of those instruments. The carrying amount of the Company’s convertible debt was $2,821,000 and $8,892,000 at December 31, 2011 and 2010, respectively, and approximates the fair value of these instruments. The Company’s warrant liabilities are recorded at fair value.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability – current portion	$706	$-	$-	$706
Derivative liability – long-term portion	101	-	-	101

Total	$807	$-	$-	$807

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability – long-term portion	$2,852	$-	$-	$2,852

Total	$2,852	$-	$-	$2,852

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities classified as Level 3 (in thousands):

Balance at December 31, 2010	$2,852
Issuance of warrants as derivative liabilities	3,928
Change in fair value	(3,936)
Reclass of warrants to equity	(2,037)
Balance at December 31, 2011	$807

Series B Convertible Preferred Stock

The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate. Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of the Company's Consolidated Balance Sheets. The value of beneficial conversion features are considered a “deemed dividend” and are accounted for as a component of net loss attributable to common stockholders on the Company’s Consolidated Statements of Operations.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” The authoritative guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption of the authoritative guidance is not permitted. The Company does not believe the adoption of the provisions of ASU 2011-04 in the Company’s fiscal year beginning January 1, 2012 will have a material impact on its financial statements or disclosures.

Revision of prior period financial statements

The Company identified prior period errors relating to the accounting for certain debt transactions. As part of the Company’s accounting for these transactions under extinguishment accounting, the fair value of certain warrants issued as partial consideration for the extinguishment of debt during the quarter ended September 30, 2010 was recorded as deemed dividends to preferred shareholders instead of being separately valued and included as a component of the loss recognized on debt extinguishment. These errors impacted the quarter ended September 30, 2010 and the year ended December 31, 2010.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information.

The prior period financial statements included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below:

Revised consolidated balance sheet amounts	December 31, 2010
	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	79,345	5,006	84,351
Accumulated deficit	(91,118)	(5,006)	(96,124)

Revised consolidated statement of operations amounts	For the Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Loss on extinguishment of debt	$(614)	$(5,006)	$(5,620)
Total other expense	(2,201)	(5,006)	(7,207)
Net loss	(9,850)	(5,006)	(14,856)
Net loss attributable to ThermoEnergy Corporation	(9,850)	(5,006)	(14,856)
Deemed dividend on Series B Convertible Preferred Stock	(6,900)	5,006	(1,894)
Net loss attributable to ThermoEnergy Corporation common stockholders	(16,750)	—	(16,750)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Revised consolidated statement of stockholders’ deficiency amounts	For the Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Convertible debt and accrued interest converted to Series B Convertible Preferred Stock (791,668 shares at $2.40 per share)	$1,900	$5,006	$6,906
Net loss	(9,850)	(5,006)	(14,856)

Revised consolidated statement of cash flows amounts	For the Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Net loss	$(9,850)	$(5,006)	$(14,856)

Adjustment to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	614	5,006	5,620

Note 2: Management's consideration of going concern matters

The Company has incurred net losses since inception and will require substantial additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to fund the Company’s liabilities, which included accounts payable of $2.64 million, convertible debt of approximately $2.8 million, accrued payroll taxes of $599,000 (see Note 12), derivative liabilities of $807,000 and approximately $1.4 million of other liabilities at December 31, 2011. In addition, the Company may be subject to tax liens if it cannot satisfactorily settle the outstanding payroll tax liabilities and may also face criminal and/or civil action with respect to the impact of the payroll tax matters (see Note 12).  The consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business and do not reflect any adjustments that might result from the outcome of the aforementioned uncertainties. Management is considering several alternatives for mitigating these conditions.

Management is actively seeking to raise substantial working capital through additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive from operations. Management is also actively pursuing commercial contracts to generate operating revenue. Management has determined that the financial success of the Company is primarily dependent upon the Company’s ability to collaborate with financially sound third parties to pursue projects involving the Technologies.

Management has undertaken and successfully completed a program to reduce the Company’s outstanding debt as follows:

As more fully described in Note 5, the Company entered into Note Amendment and Forbearance Agreements in January 2011 with the holders of the CASTion Notes originally due May 31, 2010. As part of these agreements, the Company issued amended CASTion Notes that extended the maturity date until February 29, 2012.

As more fully described in Note 5, on February 25, 2011, the Company entered into a Note Extension and Amendment Agreement with the holders of the Company’s 2010 Bridge Notes. The Note Extension and Amendment Agreement extended the maturity date of the 2010 Bridge Notes to February 29, 2012 and increased the interest rate on these Notes from 3% per annum to 10%.

As more fully described in Note 5, the Company entered into a Bridge Loan and Warrant Amendment Agreement with certain investors on June 17, 2011 pursuant to which the Company received proceeds totaling approximately $2.9 million. The Bridge Loan and Warrant Amendment Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding, bringing the total proceeds to approximately $4.5 million (the “2011 Bridge Loans”).

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

As more fully described in Note 5, the Company entered into a Bridge Loan Agreement with certain investors on December 2, 2011 pursuant to which the Company received proceeds totaling $1.25 million.

As more fully described in Note 6, on December 30, 2011, the Company received proceeds totaling $2,436,000, net of issuance costs, from the exercise of an aggregate of 27.7 million warrants at an exercise price of $0.095 per share.

As more fully described in Note 6, on January 10, 2012, the Company received proceeds totaling $498,000, net of issuance costs, from the exercise of an aggregate of 5,633,344 warrants at an exercise price of $0.095 per share.

Note 3. Restatement and Condensed Quarterly Financial Information (Unaudited)

2011 Quarterly Restatement

The unaudited quarterly financial information for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 have been restated to correct errors in the valuation of the Company’s derivative liabilities and accounting for certain financing transactions in those periods. These errors in the Company’s financing transactions were caused by the Company incorrectly accounting for the amendment of its CASTion Notes and its 2010 Bridge Notes as a debt modification instead of a debt extinguishment in the first quarter of 2011 (see Note 5). The errors in the Company’s derivative liabilities were due to deficiencies in the Company’s valuation model and methodology used to calculate the fair value of such liabilities in the first three quarters of 2011. These errors did not have any impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2010.

The impact of the errors on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 is summarized below (in thousands):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	(Unaudited)		(Unaudited)
	As Originally Reported	As Restated	As Originally Reported	As Restated

Loss from operations	$(1,470)	$(1,470)	$(5,296)	$(5,296)

Other income (expense):
Warrant expense	(1,799)	—	(1,799)	—
Derivative liability income (loss)	(653)	440	403	3,963
Loss on extinguishment of debt	(2,042)	(5,159)	(2,042)	(12,551)
Interest and other expense, net	(263)	(220)	(2,751)	(1,124)
Equity in losses of joint venture	(117)	(117)	(386)	(386)

Net loss	(6,344)	(6,526)	(11,871)	(15,394)
Net loss attributable to noncontrolling interest	17	17	57	57

Net loss attributable to ThermoEnergy Corporation	(6,327)	(6,509)	(11,814)	(15,337)
Deemed dividend on Series B Convertible Preferred Stock	(4,045)	—	(4,271)	—

Net loss attributable to ThermoEnergy Corporation common stockholders	$(10,372)	$(6,509)	$(16,085)	$(15,337)

Net loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.18)	$(0.11)	$(0.28)	$(0.27)

Weighted average shares used in computing loss per share, basic and diluted	56,867,098	56,867,098	56,506,905	56,506,905

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The impact of the errors on the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 is summarized below (in thousands):

	Three Months Ended June 30, 2011 (Unaudited)		Six Months Ended June 30, 2011 (Unaudited)
	As Originally Reported	As Restated	As Originally Reported	As Restated

Loss from operations	$(1,815)	$(1,815)	$(3,826)	$(3,826)

Other income (expense):
Derivative liability income	39	820	1,056	3,523
Loss on extinguishment of debt	—	(147)	—	(7,392)
Interest and other expense, net	(1,027)	(210)	(2,488)	(904)
Equity in losses of joint venture	(182)	(182)	(269)	(269)

Net loss	(2,985)	(1,534)	(5,527)	(8,868)
Net loss attributable to noncontrolling interest	27	27	40	40

Net loss attributable to ThermoEnergy Corporation	(2,958)	(1,507)	(5,487)	(8,828)
Deemed dividend on Series B Convertible Preferred Stock	(91)	—	(226)	—

Net loss attributable to ThermoEnergy Corporation common stockholders	$(3,049)	$(1,507)	$(5,713)	$(8,828)

Net loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.16)

Weighted average shares used in computing loss per share, basic and diluted	56,738,188	56,738,188	56,323,824	56,323,824

The impact of the errors on the Company’s consolidated statement of operations for the three months ended March 31, 2011 is summarized below (in thousands):

	Three Months Ended March 31, 2011 (Unaudited)
	As Originally Reported	As Restated

Loss from operations	$(2,011)	$(2,011)

Other income (expense):
Loss on extinguishment of debt	—	(7,245)
Derivative liability income	1,017	2,703
Equity in losses of joint venture	(87)	(87)
Interest and other expense, net	(1,461)	(694)

Net loss	(2,542)	(7,334)
Net loss attributable to noncontrolling interest	13	13

Net loss attributable to ThermoEnergy Corporation	(2,529)	(7,321)
Deemed dividend on Series B Convertible Preferred Stock	(135)	—

Net loss attributable to ThermoEnergy Corporation common stockholders	$(2,664)	$(7,321)

Loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.05)	$(0.13)

Weighted average shares used in computing loss per share, basic and diluted	55,848,585	55,848,585

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The impact of the errors on the Company’s consolidated balance sheets is summarized below (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011 (Unaudited)		June 30, 2011 (Unaudited)		March 31, 2011 (Unaudited)
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated

Total liabilities	$11,090	$9,684	$15,984	$19,476	$13,156	$18,246

Total stockholders’ deficiency	$(6,813)	$(5,407)	$(11,653)	$(15,145)	$(9,182)	$(14,272)

Total liabilities and stockholders’ deficiency	$4,277	$4,277	$4,331	$4,331	$3,974	$3,974

The errors as detailed above had no effect on net cash flows from operating, investing or financing activities in any period. Within the operating activities section of the consolidated statements of cash flows, the effect of the error on net loss in each period as summarized above was offset by an equal change in non-cash items, a non-cash adjustment to reconcile net loss to net cash used in operating activities. The Company did not include consolidated statements of stockholders’ deficiency in its Quarterly Reports on Form 10-Q for any of the three quarters of 2011.

Condensed Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited quarterly financial information for fiscal 2010 and 2011. This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and has included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company’s revenue and operating expenses for the quarters presented. The Company’s historical operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) For the Three Months Ended
(in thousands, except share and per share data)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
			As Revised		As Restated	As Restated	As Restated

Revenue	$1,160	$253	$641	$820	$948	$1,434	$1,193	$2,008
Cost of sales	1,170	141	612	876	967	1,280	1,073	1,859

Gross profit	(10)	112	29	(56)	(19)	154	120	149
Operating expenses	1,649	1,842	1,819	2,414	1,992	1.969	1,590	2,003

Loss from operations	(1,659)	(1,730)	(1,790)	(2,470)	(2,011)	(1,815)	(1,470)	(1,854)
Other income (expense)	(329)	(3,852)	(4,138)	1,112	(5,323)	281	(5,056)	(138)

Net loss	(1,988)	(5,582)	(5,928)	(1,358)	(7,334)	(1,534)	(6,526)	(1,992)
Net loss attributable to noncontrolling interest	—	—	—	—	13	27	17	—

Net loss attributable to ThermoEnergy Corporation	(1,988)	(5,582)	(5,928)	(1,358)	(7,321)	(1,507)	(6,509)	(1,992)
Deemed dividend on Series B Convertible Preferred Stock	—	—	(1,894)	—	—	—	—	—

Net loss attributable to ThermoEnergy Corporation common stockholders	$(1,988)	$(5,582)	$(7,822)	$(1,358)	$(7,321)	$(1,507)	$(6,509)	$(1,992)

Net loss per common share, basic and diluted:	$(0.04)	$(0.10)	$(0.15)	$(0.03)	$(0.13)	$(0.03)	$(0.11)	$(0.03)

Weighted average shares used in computing loss per share, basic and diluted	53,679,473	53,679,473	53,679,473	54,041,586	55,848,585	56,738,188	56,867,098	57,748,620

Note 4:  Joint Venture

On February 25, 2009, the Company’s subsidiary, TEPS, and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company (the “Joint Venture”) for the purpose of developing its proprietary pressurized oxycombustion technology.  In 2011, the joint venture changed its name to Babcock-Thermo Clean Combustion LLC.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

TEPS entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide and royalty-free license to TEPS’ intellectual property related to or necessary to practice the pressurized oxycombustion technology (the “License”).   In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the pressurized oxycombustion technology: a combustor subsystem, a steam generating heating surface subsystem, and a condensing heat exchangers subsystem (collectively, the “Subsystems”) and  BPD has entered into a license agreement with the Joint Venture and TEPS pursuant to which it has granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other proprietary intellectual property related to or necessary to practice the Subsystems.

Pursuant to the LLC Agreement, each of ThermoEnergy Power Systems and BPD owned a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made capital contributions of $50,000 in 2009, $61,000 in 2010, and $400,000 in 2011.

The Company accounted for the Joint Venture using the equity method of accounting. Accordingly, the Company reduced the value of its investment in the Joint Venture by $389,000 in 2011 and $74,000 in 2010 to account for its share of net losses incurred by the Joint Venture. The carrying value of the Company’s investment in the Joint Venture is $32,000 and $37,000 as of December 31, 2011 and 2010, respectively, and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

As further discussed in Note 13, on March 2, 2012, TEPS entered into a Dissolution Agreement with BPD to terminate the Limited Liability Company Agreement and dissolve the Joint Venture. The BTCC Board of Managers is supervising the wind down and dissolution process.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 5: Convertible debt

Convertible debt consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010

Convertible Promissory Note, 5%, due March 7, 2013, less discount of $78 in 2011 and $132 in 2010	$860	$762
Convertible Promissory Note, 5%, due March 21, 2013, less discount of $181 in 2011 and $345 in 2010	711	504
Convertible Promissory Notes, 12.5%, due December 31, 2012	1,250	—
Convertible Promissory Notes, 10%, due February 29, 2012	—	5,380
Convertible Bridge Notes, 10%, due February 29, 2012, net of discount of $496 in 2010	—	2,246
	2,821	8,892
Less: Current portion	(1,250)	—
	$1,571	$8,892

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

The Company estimated the fair value of the warrant issued using the Black-Scholes option pricing model and allocated $193,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance resulted in a beneficial conversion feature amounting to $88,000, the intrinsic value of the conversion feature on that date. The total debt discount of $281,000 is being amortized to interest expense over the stated term of the Note.

Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $188,000 and $144,000 of accrued interest to the principal balance of the Note as of December 31, 2011 and 2010, respectively.

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

The Company estimated the fair value of the warrant issued using the Black-Scholes option pricing model and allocated $321,000 of the proceeds received to the warrant on a relative fair value basis. In addition, the difference between the effective conversion price of the Note and the fair value of the Company’s common stock on the date of issuance resulted in a beneficial conversion feature amounting to $429,000, the intrinsic value of the conversion feature on that date. The total debt discount of $750,000 is being amortized to interest expense over the stated term of the Note.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $142,000 and $99,000 of accrued interest to the principal balance of the Note as of December 31, 2011 and 2010, respectively.

CASTion Minority Interest Financing

In January 2009, the Company issued Convertible Promissory Notes (the “Convertible Notes”) in the aggregate principal amount of $351,614, originally due May 31, 2010, as part of the consideration for the acquisition of the minority shareholders’ interest in CASTion. The Convertible Notes were issued with the same terms and conditions as the Convertible Promissory Notes issued as part of the acquisition of CASTion on July 2, 2007.

On October 20, 2010, in conjunction with the settlement reached between former minority shareholders of CASTion and former majority shareholders of CASTion as discussed in Note 12, the Company entered into a settlement agreement with the former minority shareholders pursuant to which the former minority shareholders converted notes plus accrued interest totaling $433,000 into 1,802,445 shares of the Company’s common stock at a price of $0.24 per share.

CASTion Acquisition Financing

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest are convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the holders’ discretion. The Notes contain conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event the Company issues additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price. The Notes originally matured on May 31, 2010, and were in default, as the Company had not made required prepayments from a private placement of equity that closed on December 18, 2007.

Interest on the Notes was payable semi-annually, and the Company has the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes. At December 31, 2010, deferred accrued interest amounts added to the principal balances of the Notes totaled $2,027,000.

A valuation discount of $313,425 was computed on the Notes based on a fair market value interest rate of 10% compared to the stated rate of 6.5%, which was adjusted to 10% as of November 30, 2007 in accordance with the terms of the Notes. The valuation discount resulted in a beneficial conversion feature of $313,182, the intrinsic value of the conversion feature on that date. The total debt discount of $626,607 was amortized to interest expense over the stated term of the Notes.

On January 7, 2011 the Company entered into Note Amendment and Forbearance Agreements (the “Agreements”) with the holders of the CASTion Notes (the “CASTion Noteholders”). Pursuant to the Agreements, the Company (i) made payments totaling $1,144,336 against the outstanding balances of the CASTion Notes; (ii) converted an aggregate of $902,710 in principal and accrued interest on the CASTion Notes into a total of 376,129 shares of the Company’s Series B Convertible Preferred Stock; (iii) issued to the CASTion Noteholders warrants for the purchase of an aggregate of 17,585,127 shares of its Common Stock at an exercise price of $0.40 per share and an aggregate of 6,018,065 shares of its Common Stock at an exercise price of $0.30 per share ; (iv) made additional cash payments to the CASTion Noteholders totaling $37,914; and (v) the CASTion Notes were amended and restated.

The amended and restated CASTion Notes bore interest at the rate of 10% per annum, and the maturity date on the CASTion Notes was extended to February 29, 2012. Installment payments (based on a 10-year amortization schedule) were due on the last day of each month beginning January 31, 2011. The restated CASTion Notes were convertible, in whole or in part, at any time at the election of the CASTion Noteholders, into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. The restated CASTion Notes provided that, in the event, on or before July 5, 2011, the Company made any payments of principal or accrued interest, then simultaneously with the making of such payment a portion of the remaining principal and accrued and unpaid interest on the restated CASTion Notes in an amount equal to the amount of such payment automatically converted into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. The restated CASTion Notes also provided that, in the event that (i) the closing price of the Company’s Common Stock equaled or exceeded $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeded 30,000 shares for 20 consecutive trading days, then the entire principal amount, plus all accrued and unpaid interest thereon, would automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The Company accounted for the restated CASTion Notes as a debt extinguishment, as the present value of cash flows of the restated CASTion Notes was substantially different than the present value under the original terms. The restructuring of the CASTion Notes resulted in the Company recording a loss on extinguishment of debt of $7,361,000 in the first quarter of 2011.

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

The Company accounted for the repayment and conversion of the restated CASTion Notes as a debt extinguishment, as the fair value of the instruments tendered was substantially different than the carrying value of the restated CASTion Notes. The extinguishment of the CASTion Notes resulted in the Company recording a loss on extinguishment of debt of $952,000 in the third quarter of 2011.

2010 Bridge Note Financing

On March 10, 2010, the Company entered into a Bridge Loan Agreement with six of its principal investors (“the Investors”), all related parties, pursuant to which the Investors agreed to make bridge loans to the Company of $2.6 million in exchange for 3% Secured Convertible Promissory Notes (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per year and were due and payable on February 28, 2011. The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, is convertible, at the election of the holder, into shares of Common Stock at a conversion price of $0.24 per share.

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

On July 8, 2010, the Company converted $1.9 million of 2010 Bridge Notes and accrued interest into 791,668 shares of Series B Convertible Preferred Stock, and the Company issued warrants to purchase 8.3 million shares of Common Stock at $0.24 per share. The Company accounted for this conversion as a debt extinguishment, as the fair value of the consideration tendered was substantially different than the carrying value of the converted Notes. The extinguishment of these Notes resulted in the Company recording a loss on extinguishment of debt $5,620,000 in the third quarter of 2010.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

On February 25, 2011 the Company and the Investors entered into Note Extension and Amendment Agreements amending the terms of the 2010 Bridge Notes. As amended, the “Amended 2010 Bridge Notes” bear interest at the rate of 10% per annum and mature on February 29, 2012. The Amended 2010 Bridge Notes are convertible into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share at any time at the election of the holders. In the event, prior to the maturity date of the Amended 2010 Bridge Notes, the Company pays in full the restated CASTion Notes as detailed above, then the Amended 2010 Bridge Notes shall convert, at the Company’s election, into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. In the event that (i) the closing price of the Company’s Common Stock equals or exceeds $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeds 30,000 shares for 20 consecutive trading days, then the entire principal amount of the Amended 2010 Bridge Notes, plus all accrued and unpaid interest, shall automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. Upon conversion of all or any portion of the Amended 2010 Bridge Notes, the Company will issue five-year warrants for the purchase, at an exercise price of $0.30 per share, of that number of shares of the Company’s Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”). The Amended 2010 Bridge Notes contain other conventional terms, including events of default upon the occurrence of which the Amended 2010 Bridge Notes become immediately due and payable.

The Company accounted for the amendment of the 2010 Bridge Notes as a debt extinguishment, as the change in fair value of the embedded and beneficial conversion features of the Amended 2010 Bridge Notes was substantially different than the fair value under the original terms. The amendment of the 2010 Bridge Notes resulted in the Company recording a gain on extinguishment of debt of $327,000 in the first quarter of 2011.

As stated above, on July 1, 2011 the Company repaid the entire principal balance of the restated CASTion Notes by making payments totaling $1,568,267 and converting the remaining balance into shares of Series B Convertible Preferred Stock. Per the terms of the amended 2010 Bridge Loan Agreement, as described above, the repayment of the CASTion Notes triggered the Company’s right to convert the entire outstanding balance of principal and interest on the Amended 2010 Bridge Notes (approximately $4.5 million) into shares of Series B Convertible Preferred Stock and five-year warrants for the purchase, at an exercise price of $0.30 per share, of that number of shares of the Company’s Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”). The Company effected this conversion on August 11, 2011, and as a result, the Amended 2010 Bridge Notes are repaid in full.

The Company accounted for the conversion of the Amended 2010 Bridge Notes as a debt extinguishment, as the fair value of the instruments tendered was substantially different than the carrying value of the Amended 2010 Bridge Notes. The extinguishment of the CASTion Notes resulted in the Company recording a loss on extinguishment of debt of $2,618,000 in the third quarter of 2011.

June 2011 Bridge Note Financing

On June 17, 2011 the Company entered into a Bridge Loan and Warrant Amendment Agreement (the “June 2011 Bridge Loan Agreement”) with six of its principal investors (“the 2011 Investors”), pursuant to which the Company issued Promissory Notes (the “June 2011 Bridge Notes”) in exchange for proceeds of approximately $2.9 million. This Agreement was amended on July 12, 2011 to provide for an additional $1.6 million of funding to the Company and the issuance of additional June 2011 Bridge Notes in such principal amount. The Company used approximately $1.6 million of the proceeds from the issuance of the June 2011 Bridge Notes to pay down the principal balance of the restated CASTion Notes as described above.

The June 2011 Bridge Notes were originally payable on demand at any time on or after February 29, 2012 (the “Maturity Date”).  They did not bear interest until the Maturity Date and bore interest at the rate of 10% per annum from and after the Maturity Date.  The 2011 Bridge Notes may not be prepaid, in whole or in part, without the prior written consent of the 2011 Investors.  The 2011 Investors have agreed to surrender the June 2011 Bridge Notes in payment of the exercise price for warrants held by or issuable to them (the “Warrants”) if and when the conditions to their amendment and exercise have been satisfied.

Pursuant to the June 2011 Bridge Loan Agreement, the Company agreed, subject to the satisfaction of certain conditions, to amend the Warrants (i) to provide that they will be exercisable for the purchase of shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) instead of Common Stock (with the number of shares of the Series B Stock determined by dividing by ten (10) the number of shares of Common Stock for which the Warrants are currently exercisable) and (ii) to change the exercise prices of all Warrants (which currently range from $0.30 to $1.82 per share of Common Stock) to $1.30 per share of Series B Stock (the equivalent of $0.13 per Common-equivalent share).  The Investors agreed, subject to the satisfaction of certain conditions, to exercise all of the Warrants.  The principal amount of the June 2011 Bridge Notes was equal to the aggregate exercise price of the Warrants (after they are amended as described above).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Because the June 2011 Bridge Notes did not bear interest, the Company calculated the present value of the June 2011 Bridge Notes using an imputed interest rate of 10% and recorded imputed interest of $60,000 as a debt discount. The debt discount was amortized to interest expense.

On August 11, 2011, upon satisfaction of all of the conditions set forth in the 2011 Bridge Note and Warrant Amendment Agreement, the Company reduced the exercise price of the Warrants, and the holders of the June 2011 Bridge Notes exercised all of the Warrants and tendered all of the June 2011 Bridge Notes for the purchase of an aggregate of 3,469,387 shares of Series B Convertible Preferred Stock at a price of $1.30 per share. As a result, the June 2011 Bridge Notes are repaid in full. As a result of the tender of the June 2011 Bridge Notes, the Company recorded a loss on extinguishment of debt of $1,799,000 in the third quarter of 2011.

December 2011 Bridge Note Financing

On December 2, 2011 the Company entered into Bridge Loan Agreements with four of its principal investors pursuant to which the Investors agreed to make bridge loans to the Company of $1.25 million in exchange for 12.5% Promissory Notes (the “December 2011 Bridge Notes”).  The December 2011 Bridge Notes bear interest at the rate of 12.5% per year and are due and payable on December 31, 2012. The entire unpaid principal amount, together with all interest then accrued and unpaid under each December 2011 Bridge Note, is convertible into shares of a future series of Preferred Stock.

The December 2011 Bridge Notes contain other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default.

Note 6: Equity

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

The Company issued 600,000 shares of Common Stock valued at $114,000 and 200,000 shares of Common Stock valued at $54,000 during 2011 and 2010, respectively, for services.

As discussed in Note 5, on October 20, 2010, the Company converted notes plus accrued interest totaling $433,000 into 1,802,445 shares of the Company’s Common Stock at a price of $0.24 per share.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

In March 2011, an investor of the Company converted 100,000 shares of Series B Convertible Preferred Stock into 1 million shares of the Company’s Common Stock. In May 2011, an investor of the Company converted 18,518 shares of Series B Convertible Preferred Stock into 185,180 shares of the Company’s Common Stock.

On December 30, 2011, the Company entered into Warrant Amendment Agreements (the “Agreements”) with 21 individuals and entities who acquired warrants from five funds affiliated with Security Investors, LLC for the purchase of an aggregate of 27.7 million shares of the Company’s Common Stock (collectively, the “Warrants”). Pursuant to the Agreements, the Company amended the Warrants to change the exercise prices from $0.30 per share to $0.095 per share, and the Investors agreed to exercise all of the Warrants immediately for cash. The Company received proceeds totaling $2,436,000, net of issuance costs, from the exercise of the Warrants.

At December 31, 2011, approximately 236 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Preferred Stock

As of December 31, 2011, the Company has 208,334 shares of Series A Convertible Preferred Stock outstanding, which is held by a single investor. Each share of Series A Convertible Preferred Stock is convertible into one share of the Company’s Common Stock and has a liquidation value of $1.20 per share.

The Company designated and began issuing shares of its Series B Convertible Preferred Stock in 2009. Each share of the Company’s Series B Convertible Preferred Stock is convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock. Except with respect to the election of the Board of Directors, holders of Series B Convertible Preferred Stock will vote on an as-converted basis together with the Common Stock holders on all matters. The Company’s Board of Directors consists of seven members, four of whom are elected by holders of the Company’s Series B Convertible Preferred Stock (three to be designated by Quercus and one by Robert S. Trump) and three by the holders of the Company’s Common Stock.

As discussed in Note 5, on July 8, 2010, in conjunction with receiving a Notice to Proceed on its contract with the New York City Department of Environmental Protection, the Company converted $1.9 million of principal and interest on its 2010 Bridge Notes into 791,668 shares of Series B Convertible Preferred Stock and warrants for the purchase of 8.3 million shares of the Company’s Common Stock at an exercise price of $0.30 per share.

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

The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model and allocated proceeds received to the warrant on a relative fair value basis. The Company then calculated a beneficial conversion value of $1,894,000 related to the Series B Convertible Preferred Stock based on its allocated fair value. Because the Series B Convertible Preferred Stock is convertible at any time at the investor’s option, the value of the beneficial conversion feature is considered a “deemed dividend” to the investors of the Preferred Stock as of the date of issuance and increases the net loss attributable to common shareholders on the Company’s Consolidated Statements of Operations.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

As stated in Note 5, on July 1, 2011 the Company repaid the entire principal balance of the restated CASTion Notes by making payments totaling $1,568,267 and converting the remaining balance into 653,439 shares of Series B Convertible Preferred Stock and warrants to purchase a total of 10,455,424 shares of the Company’s Common Stock.

Per the terms of the amended 2010 Bridge Loan Agreement, as described in Note 4 above, the repayment of the CASTion Notes triggered the conversion of the entire outstanding balance of principal and interest on the 2010 Bridge Notes. As a result, on August 11, 2011 the Company converted principal and accrued interest totaling $2,932,108 into 1,221,707 shares of Series B Convertible Preferred Stock and warrants to purchase 19,547,385 shares of the Company’s Common Stock at an exercise price of $0.30 per share.

As stated in Note 5, on August 11, 2011, upon satisfaction of all of the conditions set forth in the 2011 Bridge Note and Warrant Amendment Agreement, the holders of the June 2011 Bridge Notes exercised all of the Warrants in accordance with the Agreement and surrendered all of the June 2011 Bridge Notes for the purchase under the Warrants of an aggregate of 3,469,387 shares of Series B Convertible Preferred Stock at a price of $1.30 per share.

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

The ThermoEnergy Corporation 2008 Incentive Stock Plan (the “2008 Plan”) provides for the granting of non-qualified stock options, restricted stock, stock appreciation rights (“SAR”) and incentive stock options for officers, employees, non-employee members of the Board of Directors, consultants and other service providers.  Options may not be granted at an exercise price less than the fair market value of the Company’s Common Stock on the date of grant and the term of the options may not be in excess of ten years.   The Company has reserved 20,000,000 shares of Common Stock for issuance under the 2008 Plan.

Although the granting of awards under the 2008 Plan is generally at the discretion of the Compensation Committee of the Board of Directors, the 2008 Plan provides for automatic grants of stock options to the non-employee members of the Board of Directors. Each non-employee Director who is elected or appointed to the Board for the first time shall automatically be granted a non-qualified stock option to purchase 30,000 shares of the Company’s Common Stock. Thereafter, at each subsequent Annual Meeting of Stockholders, each non-employee Director who is re-elected to the Board of Directors or continues to serve a term that has not expired will receive a non-qualified stock option grant to purchase an additional 30,000 shares. All options granted to non-employee Directors vest and become fully exercisable on the date of the first Annual Meeting of Stockholders occurring after the end of the fiscal year of the Company during which such option was granted and shall have a term of ten years.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The following table presents non-cash stock option expense included in expenses in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010

Cost of revenue	$23	$24
General and administrative	769	1,752
Engineering, research and development	41	177
Sales and marketing	169	113
Option expense before tax	1,002	2,066
Income tax benefit	—	—
Net option expense	$1,002	$2,066

During 2011, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 3,320,000 stock options.  The options are exercisable at exercise prices ranging from $0.15 to $0.30 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

During 2010, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 13,659,102 stock options.  The options are exercisable at exercise prices ranging from $0.30 to $0.35 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

The fair value of options granted during 2011 and 2010 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010

Risk-free interest rate	2.0% - 3.5%	2.5% - 3.8%
Expected option life (years)	10.0	10.0
Expected volatility	91% - 92%	80% - 97%
Expected dividend rate	0%	0%

A summary of the Company’s stock option activity and related information for the years ended December 31, 2011 and 2010 follows:

	2011		2010
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	22,065,402	$0.57	11,203,800	$1.18
Granted	3,320,000	$0.27	13,659,102	$0.30
Canceled and expired	(5,711,300)	$0.99	(2,797,500)	$1.92
Outstanding, end of year	19,674,102	$0.38	22,065,402	$0.57
Vested and exercisable, end of year	9,393,283	$0.47	9,746,061	$0.91

The weighted average grant date fair value of options granted were $0.21 per share and $0.23 per share for the years ended December 31, 2011 and 2010, respectively. The total fair value of options vested were approximately $958,000 and $885,000 as of December 31, 2011 and 2010, respectively.

Exercise prices for options outstanding as of December 31, 2010 ranged from $0.15 to $1.50. The weighted average remaining contractual life of those options was approximately 7.9 years at December 31, 2011. The weighted average remaining contractual life of options vested and exercisable was approximately 7.4 years at December 31, 2011.

As of December 31, 2011, there was $1,056,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.0 year.  The Company recognizes stock-based compensation on the straight-line method.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Warrants

At December 31, 2011, there were outstanding warrants for the purchase of 83,695,444 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $1.50 per share (weighted average exercise price was $0.39 per share). The expiration dates of outstanding warrants as of December 31, 2011 are as follows:

Expiration	Warrants Outstanding
2012	19,720,910
2013	8,896,554
2014	6,345,601
2015	11,822,223
2016 and later	36,910,156

83,695,444

Note 7: Derivative Liabilities

The Company has periodically issued Common Stock purchase warrants with anti-dilution provisions as additional consideration with certain debt instruments. Additionally, certain debt instruments have been convertible into shares of the Company’s Series B Convertible Preferred Stock, which are convertible into shares of the Company’s Common Stock and have anti-dilution provisions and liquidation preferences. Because these instruments contain provisions that are not indexed to the Company’s stock, the Company is required to record these as derivative instruments.

As of December 31, 2009 the fair value of the Company’s derivative liabilities was $2,559,000. The fair value as of December 31, 2009 was determined based on the Black-Scholes valuation model. Effective January 1, 2010, the Company uses a binomial lattice model to more accurately reflect the circumstances that could affect the valuation of these warrants. The Company re-measured its warrant liability using the binomial lattice model as of December 31, 2009 using the same assumptions as originally used in the Black-Scholes model, including a suboptimal exercise factor of 1.25. The difference in the fair value of these derivative liabilities using the binomial lattice model did not have a material effect on the Company’s consolidated financial statements.

The increase in fair value of the Company’s derivative liabilities resulted in an expense of $293,000 for the year ended December 31, 2010. The expense results primarily from a reduction in the exercise price of certain warrants from $0.50 per share and $0.36 per share to $0.30 per share, partially offset by the passage of time.

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

During 2011, as part of the amendments to its CASTion Notes and 2010 Bridge Notes as discussed in Note 5, the Notes were convertible into shares of the Company’s Series B Convertible Preferred Stock at a rate of $2.40 per share at any time at the discretion of the Noteholder. As discussed in Note 6, the Series B Convertible Preferred Stock is convertible into 10 shares of the Company’s Common Stock at any time. The Series B Convertible Preferred Stock also contains anti-dilution provisions that allow for a reduction on the conversion price in the event of a future financing at an exercise price lower than the conversion price of the Preferred Stock. The Series B Convertible Preferred Stock also contains liquidation preferences to the holder. Because these provisions in the Series B Stock are not indexed to the Company’s Common Stock, the value of these conversion features must be bifurcated and treated as derivative liabilities. As a result, the Company recorded derivative liabilities totaling $4,306,000 in the first quarter of 2011.

The decrease in fair value of the Company’s derivative liabilities resulted in income of $3,936,000 for the year ended December 31, 2011. The income results primarily from the passage of time and decreases in the Company’s stock price.

The fair value of these derivative liabilities as of December 31, 2011 was $807,000, of which warrants with an aggregate value $706,000 expire in one year or less and are classified as current liabilities on the Company’s Consolidated Balance Sheets. The lattice model was used to determine the fair values. The significant assumptions used were: exercise prices between $0.185 and $0.36; the Company’s stock price on December 31, 2011, $0.19; expected volatility of 82.9%; risk free interest rate between 0.12% and 0.25%; a remaining contract term between 1 and 2 years; and a suboptimal exercise factor of 1.25.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 8: Related party transactions

The Company has an 85% ownership interest in ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“TEPS”) for the purpose of transferring the Company’s rights and interests in its pressurized oxycombustion technology. Alexander Fassbender, former Executive Vice President and Chief Technology Officer, as the inventor of the technology, has a 7.5% ownership interest, and the remaining 7.5% is owned by an unrelated third party.

As discussed in Note 4, on February 25, 2009, TEPS and  Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a joint venture establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company for the purpose of developing and commercializing TEPS’s proprietary pressurized oxycombustion technology. The BTCC Board of Managers is supervising the wind down and dissolution process.

The Company has employment agreements with each of its senior officers that specify base compensation, minimum annual increases and lump sum payment amounts in the event of a change in control of the Company.

See Notes 5 and 6 for additional related party transactions.

Note 9: Income taxes

A valuation allowance equal to the total of the Company's net deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance were decreases of approximately $1.9 million and increases of $1.3 million during the years ended December 31, 2011 and 2010, respectively. The Company's deferred tax liabilities are not significant.

Significant components of the Company's deferred tax assets are as follows as of December 31, 2011 and 2010 (in thousands):

	2011	2010

Net operating loss carryforwards	$19,720	$16,729
Contingent liability reserves	158	224
Stock options and warrants	1,973	5,590
Valuation discount	(99)	1,371
Other	165	222
	21,917	24,136
Valuation allowance – deferred tax assets	(21,917)	(24,136)
	$-	$-

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010

Computed at statutory rate (34%)	$(5,911)	$(3,349)
(Decrease) increase in valuation allowance for deferred tax assets	(2,220)	1,336
Loss on extinguishment of debt	4,267	209
Stock and stock options	3,745	757
Derivative liabilities	(1,338)	100
Valuation discount	1,558	763
Non-deductible items and other	(101)	184
Benefit for income taxes	$-	$-

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

At December 31, 2011, the Company has net operating loss carryforwards, which expire in various amounts during 2012 through 2031, of approximately $51.9 million.  The Internal Revenue Code provides for limitations on the use of net operating loss carryforwards for acquired entities. The Company’s annual limitation for the use of CASTion’s net operating loss carryforwards for periods prior to the date of acquisition for income tax reporting purposes is approximately $300,000. As further discussed in Note 12, the Company has agreed, in conjunction with the Offer in Compromise accepted by the IRS in March 2011, that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated, which totaled $2,263,000.

Note 10: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2011, the Plan had not been funded nor submitted to the Internal Revenue Service for approval. The Company has a 401(k) Plan, but no employer contributions have been made to date.

Note 11: Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. As stated in Note 1, the Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies. The Company currently generates a large majority of its revenues from the sale and application of its water treatment technologies. Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development. In 2009, the Company established Babcock-Thermo Carbon Capture, LLC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology. Separate disclosure of financial information related to the Company’s clean energy technologies is not required, as all operating activity is captured in the Company’s joint venture. The financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies.

The Company’s operations are currently conducted solely in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 12: Commitments and contingencies

In October 2011, the Company amended its lease on its primary facility in Worcester, MA with an unaffiliated third party to expand from approximately 19,200 square feet to approximately 48,000 square feet of space and to extend its lease until January 2017.  The following table summarizes the Company’s operating lease commitments on its primary facility at December 31, 2011: (in thousands)

Payments due in:	Amount
2012	$168
2013	173
2014	178
2015	183
2016 and later	204

$906

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008 that were not paid by the Company’s former Chief Financial Officer. Pursuant to the Offer in Compromise, it has agreed to satisfy its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties). As of December 31, 2011, the Company has made payments totaling $1,958,000; a remaining balance of $176,636 was paid in January 2012. In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated. The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Accrued payroll taxes, which includes penalties and interest related to state taxing authorities, totaled $599,000 as of December 31, 2011. The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

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

On October 20, 2010 the Company, the Plaintiffs and the Defendants entered into a settlement agreement (the “Settlement”) resolving all matters related to the Complaint. As part of the Settlement, the Company agreed to pay $66,000 to the Defendants; issue 55,554 shares of our Series B Convertible Preferred Stock to the Defendants; amend the terms of the Company’s Convertible Notes with the Plaintiffs to reduce the conversion price of the Notes from $0.50 per share to $0.24 per share (which were immediately converted into Common Stock; see CASTion Minority Interest Financing section of Note 4), modify the exercise price of certain warrants held by the Plaintiffs from $0.50 per share to $0.24 per share, and issue to the Defendants additional warrants to purchase the Company’s Common Stock. Total expense related to the Settlement totaled $600,000 and was recorded in general and administrative expense on the Company’s Consolidated Statement of Operations for the year ended December 31, 2010.

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

Note 13:  Subsequent events

On January 10, 2012, the Company entered into additional Warrant Amendment Agreements (the “Agreements”) with 6 individuals who acquired warrants from five funds affiliated with Security Investors, LLC for the purchase of an aggregate of 5,633,344 shares of the Company’s Common Stock. Pursuant to the Agreements, the Company amended the Warrants to change the exercise prices from $0.30 per share to $0.095 per share, and the Investors agreed to exercise all of the Warrants immediately for cash. The Company received proceeds totaling $498,000, net of issuance costs, from the exercise of the Warrants.

On March 2, 2012, the Company entered into a Dissolution Agreement with Babcock Power, Inc. to terminate the Limited Liability Company Agreement dated February 25, 2009 of Babcock-Thermo Clean Combustion, LLC and dissolve BTCC, the joint venture which the Company and Babcock had organized for the purpose of developing and commercializing the Company’s pressurized oxycombustion technology. Pursuant to the LLC Agreement, and as confirmed by the Dissolution Agreement, the exclusive license of the Company’s pressurized oxycombustion technology to BTCC has been terminated. The parties remain bound by the Master Non-Disclosure Agreement (the “Master Non-Disclosure Agreement”) entered into in connection with the organization of BTCC, which imposes on all parties continuing confidentiality obligations. The BTCC Board of Managers is supervising the wind down and dissolution process.

On March 8, 2012 the Company announced the formation of Unity Power Alliance (“UPA”). UPA was formed to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology, and will seek the involvement of other major firms and organizations with an interest in promoting the technology.

Index of Exhibits

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation of ThermoEnergy Corporation, as amended – Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 9, 2010
3(ii)	Certificate of Amendment to Certificate of Designation, Preferences and Rights – Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 11, 2011
3(iii)	Certificate of Amendment to Certificate of Incorporation of ThermoEnergy Corporation – Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K filed August 11, 2011
3(iv)	By-laws, as amended – Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K filed November 24, 2009
4.1*	ThermoEnergy Corporation 2008 Incentive Stock Plan, as amended – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 23, 2010
4.2	Form of 5% Convertible Promissory Note due March 21, 2013 issued to Martin A. Roenigk – Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 22, 2007
4.3	Form of Common Stock Purchase Warrant issued to Martin A. Roenigk – Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007
4.4	Form of Convertible Promissory Notes due February 29, 2012, dated January 4, 2011, issued pursuant to the several Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and BancBoston Ventures, Inc.; BCLF Ventures I, LLC; Essex Regional Retirement Board; Massachusetts Technology Development Corporation; and Spencer Trask Specialty Group, LLC – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 14, 2011
4.5	Form of Common Stock Purchase Warrants issued pursuant to the Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein – Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 10, 2007
4.6 *	Common Stock Purchase Warrant issued to Jeffrey L. Powell – Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2007
4.7	Form of Common Stock Purchase Warrants issued to The Focus Fund and Robert S. Trump – Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007
4.8	Form of 7.5% Convertible Promissory Notes issued to The Focus Fund and Robert S. Trump – Incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-QSB for the period ended September 30, 2007
4.9	Warrant Agreement dated November 5, 2004 by and between ThermoEnergy Corporation and Robert S. Trump, together with Form of Warrant – Incorporated by reference to Exhibit 99.SS to Amendment No. 10 to Schedule 13D of Robert S. Trump filed on December 2, 2004
4.10	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2007
4.11	Amendment No. 1 to Common Stock Purchase Warrant No. 2007-12-1 – Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 17, 2008
4.12	7.5% Convertible Promissory Notes due December 31, 2008 issued to Robert S. Trump – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008
4.13	Common Stock Purchase Warrant No. 2008-RT1 issued to Robert S. Trump – Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 18, 2008
4.14	Form of Common Stock Purchase Warrant issuable pursuant to Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2008
4.15	10% Convertible Promissory Notes due September 30, 2013 issued to The Quercus Trust – Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2008
4.16	10% Secured Convertible Promissory Note issued to The Quercus Trust – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 17, 2009
4.17	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of March 6, 2009 – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 28, 2009
4.18	Form of 10% Convertible Promissory Note due October 31, 2009 issued pursuant to Securities Purchase Agreement dated as of April 27, 2009 – Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 28, 2009

4.19	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of April 27, 2009 – Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 28, 2009
4.20	Warrant No. W09-10 for the purchase of 600,000 shares of the Common Stock of ThermoEnergy Corporation issued to The Focus Fund, LP – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 30, 2009
4.21	10% Secured Convertible Promissory Note of ThermoEnergy Corporation dated June 25, 2009 in the principal amount of $150,000 issued to The Quercus Trust – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2009
4.22	10% Convertible Promissory Note of ThermoEnergy Corporation dated June 17, 2009 in the principal amount of $108,000 issued to The Focus Fund, LP – Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 30, 2009
4.23	8% Secured Convertible Promissory Note in the principal amount of $600,000 issued to Focus Fund L.P. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2009
4.24	Common Stock Purchase Warrants issued to Focus Fund L.P. – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 27, 2009
4.25	Form of 8% Secured Convertible Promissory Notes issued to issued to Empire Capital Partners, LP, Empire Capital Partners, Ltd, Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 2, 2009
4.26	Form of Common Stock Purchase Warrants issued to Empire Capital Partners, LP, Empire Capital Partners, Ltd, Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust – Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 2, 2009
4.27	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Investors named therein – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 24, 2009
4.28	Form of Common Stock Purchase Warrants issued pursuant to the several Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and BancBoston Ventures, Inc.; BCLF Ventures I, LLC; Essex Regional Retirement Board; Massachusetts Technology Development Corporation; and Spencer Trask Specialty Group, LLC – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 14, 2011
10.1	License Agreement, effective December 30, 1997, by and between ThermoEnergy Corporation and Battelle Memorial Institute – Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10 QSB for the period ended March 31, 1998
10.2	Amendment No. 1 to License Agreement between ThermoEnergy Corporation and Battelle Memorial Institute – Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-KSB for the year ended December 31, 2004
10.3	Amendment No. 2 to License Agreement between ThermoEnergy Corporation and Battelle Memorial Institute – Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 2005
10.4	License Agreement, effective October 1, 2003, by and between ThermoEnergy Corporation and Alexander G. Fassbender – Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2003
10.5	Letter Agreement from Alexander G. Fassbender dated December 17, 2007 and addressed to The Quercus Trust and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2007
10.6 *	Employment Agreement of Alexander G. Fassbender, dated November 18, 1998, and Amendment No. 1 thereto – Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-KSB for the year ended December 31, 2004
10.7 *	Amendment to Employment Agreement by and between Alexander G. Fassbender and ThermoEnergy Corporation, dated as of February 25, 2009 – Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed March 2, 2009
10.8 *	Executive Employment Agreement dated as of March 1, 2010 by and between ThermoEnergy Corporation and Dennis C. Cossey – Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed March 9, 2010
10.9 *	Executive Employment Agreement dated January 27, 2010 by and between ThermoEnergy Corporation and Cary G. Bullock – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2010
10.10 *	Executive Employment Agreement dated November 2, 2009 by and between ThermoEnergy Corporation and Teodor Klowan, Jr. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2009

10.11 *	Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009 – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 26, 2009
10.12 *	Form of Common Stock Purchase Warrant issued to Rexon Limited pursuant to Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009 – Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2009
10.13 *	Executive Employment Agreement dated September 16, 2009 by and between ThermoEnergy Corporation and Shawn R. Hughes – Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2009
10.14 *	Employment Agreement of Andrew T. Melton, dated May 1, 2005 – Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-KSB for the year ended December 31, 2005
10.15 *	Employment Agreement of Jeffrey L. Powell, dated July 2, 2007 – Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 10, 2007
10.16 *	Bonus Agreement dated July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and Donald F. Farley, as agent for certain employees of CASTion Corporation identified therein – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2007
10.17 *	Option Agreement by and between ThermoEnergy Corporation and Dennis C. Cossey – Incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended September 30, 1999
10.18 *	Retirement Plan of P.L. Montesi – Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-QSB for the year ended December 31, 2003
10.19 *	Agreement, dated May 27, 2005, among ThermoEnergy Corporation, the Estate of P.L. Montesi and Betty Johnson Montesi – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 3, 2005
10.20	Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2007
10.21	First Amendment to Securities Purchase Agreement dated as of June 25, 2008 by and between ThermoEnergy Corporation and The Quercus Trust – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2008
10.22	Securities Purchase Agreement, dated as of March 21, 2007, between ThermoEnergy Corporation and Martin A. Roenigk – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 22, 2007
10.23	Agreement for the Purchase and Sale of Securities dated as of July 2, 2007 among ThermoEnergy Corporation, CASTion Corporation and the Sellers named therein – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2007
10.24	Securities Purchase Agreement, dated as of August 12, 2008, between ThermoEnergy Corporation and Robert S. Trump – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 18, 2008
10.25	Stock Pledge Agreement dated July 2, 2007 by ThermoEnergy Corporation in favor of Spencer Trask Specialty Group, LLC (in its capacity as agent for itself and for other Secured Parties who become parties thereto – Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed July 10, 2007
10.26	Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust – Incorporated by reference to Exhibit 10.1 to Amended Current Report on Form 8-K/A filed January 13, 2009
10.27	Security Agreement dated as of February 11, 2009 among ThermoEnergy Corporation, CASTion Corporation and The Quercus Trust – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 17, 2009
10.28	Limited Liability Company Agreement of Babcock-Thermo Carbon Capture LLC, dated as of February 25, 2009 – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 2, 2009
10.29	TEPS License Agreement, dated as of February 25, 2009 – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 2, 2009
10.30	Agreement to Indemnify Certain Members of Babcock-Thermo Carbon Capture LLC, dated as of February 25, 2009 – Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 2, 2009
10.31	Form of Securities Purchase Agreement dated as of March 6, 2009 by and between ThermoEnergy Corporation and each of the Investors party thereto – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2009
10.32	Securities Purchase Agreement dated as of April 27, 2009 by and between ThermoEnergy Corporation and the Investors party thereto – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 28, 2009

10.33	Letter Agreement between The Quercus Trust and ThermoEnergy Corporation dated June 25, 2009 – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 30, 2009
10.34	Letter Agreement between The Focus Fund, LP and ThermoEnergy Corporation dated June 15, 2009 – Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed June 30, 2009
10.35	Security Agreement between The Focus Fund, L.P. and ThermoEnergy Corporation dated July 31, 2009 – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 27, 2009
10.36	Promissory Note in the principal amount of $110,000 issued pursuant to Focus Fund L.P. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 31, 2009
10.37	Security Agreement dated as of September 28, 2009 between ThermoEnergy Corporation and Empire Capital Partners, LP, Empire Capital Partners, Ltd, Empire Capital Partners Enhanced Master Fund, Ltd, Robert S. Trump and The Quercus Trust – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2009
10.38	Securities Purchase Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Investors named therein – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 24, 2009
10.39	Form of Mutual Release between ThermoEnergy Corporation and the several Investors party to the Securities Purchase Agreement dated as of November 19, 2009 – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 24, 2009
10.40	Voting Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Series B Preferred Stockholders named therein – Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 24, 2009
10.41	Bridge Loan Agreement dated as of March 1, 2010 by and among The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2010
10.42	Amendment No. 1 to Bridge Loan Agreement dated as of March 1, 2010 by and among The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010
10.43	Note Extension and Amendment Agreement dated as of February 25, 2011 by and among ThermoEnergy Corporation and The Quercus Trust; Robert S. Trump; Focus Fund L.P.; Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2011
10.44	Form of Amended and Restated Secured Convertible Promissory Notes dated issued pursuant to the Note Extension and Amendment Agreement by and among ThermoEnergy Corporation and The Quercus Trust; Robert S. Trump; Focus Fund L.P.; Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd. – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 3, 2011
10.45	Security Agreement dated as of March 1, 2010 by and among ThermoEnergy Corporation, The Quercus Trust, Robert S. Trump, Focus Fund, L.P., Empire Capital Partners, LP, Empire Capital Partners, Ltd, and Empire Capital Partners Enhanced Master Fund Ltd and The Quercus Trust (as agent for itself and the other Investors) – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 16, 2010
10.46	Contract No. PO-98B (Registration No. CTC 826 20101417884) between The City of New York Department of Environmental Protection and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2010
10.47	Securities Purchase Agreement dated as of August 9, 2010 by and among Security Equity Fund, Mid Cap Value Fund; SBL Fund, Series V (Mid Cap Value); Security Equity Fund, Mid Cap Value Institutional Fund; SBL Fund, Series Q (Small Cap Value); and Security Equity Fund, Small Cap Value Fund and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2010
10.48	Form of Note Amendment and Forbearance Agreements by and between ThermoEnergy Corporation and BancBoston Ventures, Inc.; BCLF Ventures I, LLC; Essex Regional Retirement Board; Massachusetts Technology Development Corporation; and Spencer Trask Specialty Group, LLC – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 14, 2011
10.49	Bridge Loan and Warrant Amendment Agreement by and among ThermoEnergy Corporation and Robert S. Trump; Focus Fund L.P.; Hughes Capital; Scott A. Fine; Peter J. Richards, Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2011

10.50	Indenture of Lease, dated January 2008, by and between Liberty MA Portfolio Fee LLC and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.1 to Current report on Form 8-K filed October 28, 2011
10.51	First Amendment to Lease, dated October 25, 2011, by and between Liberty MA Portfolio Fee LLC and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 28, 2011
10.52	Form of Warrant Amendment Agreement, dated December 30, 2011, entered into by ThermoEnergy Corporation and each of the following persons and entities: John Blum, Michael Brodherson, Scott E. Douglas, Steve Elsey, Steven Etra, Jack and Mary Garson, Gunther Motor Company of Plantation, Inc., Francis Howard, JSL Kids Partners, John S. Lemak, IRA Rollover, Next View Capital LP, W.P. O’Reilly & Associates, Ltd., Robert B. Prag, Bruce M. Robinson, Steven Sack, Samax Family Limited Partnership, Sandor Capital Master Fund, L.P., John J. Shaw, Gerald and Seena Sperling, Robert Stranger, and Mark Williams – Incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed January 4, 2012
10.53	Dissolution Agreement, effective as of March 2, 2012, by and among Babcock-Thermo Clean Combustion LLC, Babcock Power Development, LLC, Babcock Power Inc., ThermoEnergy Power Systems, LLC, and ThermoEnergy Corporation – Incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed March 8, 2012
16.1	Letter of CCR LLP, dated December 1, 2011 – Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed December 2, 2011
21.1	Subsidiaries of the Issuer – Filed herewith
24.1	Power of Attorney of Cary G. Bullock, Teodor Klowan, Jr., Dileep Agnihotri, J. Winder Hughes III, Shawn R. Hughes and Arthur S. Reynolds – Filed herewith
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer – Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer – Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer – Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer – Filed herewith

*  May be deemed a compensatory plan or arrangement

