Form 10-Q
period 2012-03-31
THERMOENERGY CORP
filed 2012-05-21
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Class – Common Stock, $.001 par value                                                 Outstanding at May 16, 2012 – 91,219,622 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash	$1,933	$3,056
Accounts receivable, net	986	4,228
Costs in excess of billings	392	132
Inventories	297	167
Deposits	820	262
Other current assets	290	328
Total Current Assets	4,718	8,173

Property and equipment, net	480	544
Other assets	68	72

TOTAL ASSETS	$5,266	$8,789

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,338	$2,640
Convertible debt, net - current portion	2,926	1,250
Billings in excess of costs	3,982	5,131
Derivative liability, current portion	552	706
Other current liabilities	1,672	1,833
Total Current Liabilities	10,470	11,560

Long Term Liabilities:
Derivative liability	80	101
Convertible debt, net	—	1,571
Other long term liabilities	114	160
Total Long Term Liabilities	194	1,832

Total Liabilities	10,664	13,392

Commitments and contingencies (Note 8)

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 30,000,000 shares at March 31, 2012 and December 31, 2011:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 208,334 shares at March 31, 2012 and December 31, 2011; issued and outstanding: 208,334 shares at March 31, 2012 and December 31, 2011	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 12,000,000 shares at March 31, 2012 and December 31, 2011; issued and outstanding: 11,664,993 shares at March 31, 2012 and December 31, 2011	117	117
Common Stock, $.001 par value: authorized – 425,000,000 shares at March 31, 2012 and December 31, 2011; issued: 91,219,622 shares at March 31, 2012 and 85,167,098 shares at December 31, 2011; outstanding: 91,085,825 shares at March 31, 2012 and 85,033,301 shares at December 31, 2011	91	85
Additional paid-in capital	109,470	108,727
Accumulated deficit	(115,055)	(113,510)
Treasury stock, at cost: 133,797 shares at March 31, 2012 and December 31, 2011	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(5,393)	(4,597)
Noncontrolling interest	(5)	(6)
Total Stockholders’ Deficiency	(5,398)	(4,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,266	$8,789

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

(Unaudited)

	Three Months Ended March 31,
	2012	(As Restated – See Note 3) 2011

Revenue	$1,688	$948
Less: cost of revenue	1,428	967
Gross profit (loss)	260	(19)

Operating Expenses:
General and administrative	1,031	1,396
Engineering, research and development	109	83
Sales and marketing	703	513
Total operating expenses	1,843	1,992

Loss from operations	(1,583)	(2,011)

Other income (expense):
Change in fair value of derivative liabilities	175	2,703
Loss on extinguishment of debt	—	(7,245)
Interest and other expense, net	(132)	(694)
Equity in losses of joint venture	(5)	(87)

Net loss	(1,545)	(7,334)
Net loss attributable to noncontrolling interest	1	13

Net loss attributable to ThermoEnergy Corporation	$(1,544)	$(7,321)

Net loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.02)	$(0.13)

Weighted average shares used in computing loss per share, basic and diluted	90,277,915	55,848,585

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
		(As Restated – See Note 3)
Operating Activities:
Net loss	$(1,545)	$(7,334)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	163	354
Equity in losses of joint venture	5	87
Decrease in derivative liabilities	(175)	(2,703)
Loss on extinguishment of debt	—	7,245
Common stock issued for services	89	—
Non-cash interest added to debt	23	45
Loss on disposal of equipment	131	—
Depreciation	27	17
Amortization of discount on convertible debt	59	492
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	3,242	361
Costs in excess of billings	(260)	—
Inventories	(130)	(66)
Deposits	(558)	—
Other current assets	38	(393)
Accounts payable	(1,302)	1,302
Billings in excess of costs	(1,149)	(250)
Other current liabilities	(139)	(461)
Other long-term liabilities	(46)	176

Net cash used in operating activities	(1,527)	(1,128)

Investing Activities:
Investment in joint venture	—	(125)
Purchases of property and equipment	(94)	(70)

Net cash used in investing activities	(94)	(195)

Financing Activities:
Payments on convertible debt	—	(1,199)
Proceeds from issuance of common stock, net of issuance costs of $38	498	—

Net cash provided by (used in) financing activities	498	(1,199)

Net change in cash	(1,123)	(2,522)
Cash, beginning of period	3,056	4,299
Cash, end of period	$1,933	$1,777

Cash paid for interest	$—	$81
Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$23	$153

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1: Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of developing and marketing advanced municipal and industrial wastewater treatment and carbon reducing power generation technologies.

The Company’s wastewater treatment systems are based on its proprietary Controlled Atmosphere Separation Technology (“CAST”) platform.  The Company’s patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. The Company’s wastewater treatment systems have global applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST platform technology is owned by the Company’s subsidiary, CASTion Corporation (“CASTion”).

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

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The 15% third-party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of these unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of ThermoEnergy Corporation.

The Company has restated its unaudited interim consolidated financial statements for the three-month period ended March 31, 2011. See Note 3.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

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

Certain long-term contracts include a number of different services to be provided to the customer. The Company records separately revenues, costs and gross profit related to each of these services if they meet the contract segmenting criteria in Accounting Standards Codification (“ASC”) 605-35. This policy may result in different interim rates of profitability for each segment than if the Company had recognized revenues using the percentage-of-completion method based on the project’s estimated total costs.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value. Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current assets.

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of customers to make required payments and record these allowances as a charge to general and administrative expense. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding. The Company did not have any allowance for doubtful accounts as of March 31, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of raw materials and supplies.

Inventories consist of the following at March 31, 2012 and December 31, 2011:

	(unaudited) March 31, 2012	December 31, 2011

Raw materials	$79	$67
Work in process	218	100
	$297	$167

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Company recorded a loss of $131,000 related to the disposal of a system previously used for pre-sales testing. This loss is included in sales and marketing expense on its Consolidated Statement of Operations for the three-month period ended March 31, 2012.

Contingencies

The Company accrues for costs relating to litigation, including litigation defense costs, claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to accruals are reflected in earnings (loss) in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of such liabilities may be materially different from previous estimates and could require adjustments to the estimated liability to be recognized in the period such new information becomes known.

Stock options

The Company accounts for stock options in accordance with ASC Topics 505, “Equity”, and 718, “Compensation – Stock Compensation”. These topics require that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements based on their fair values on the measurement date, which is generally the date of grant. Such cost is recognized over the vesting period of the awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. The carrying amount of the Company’s convertible debt was $2,926,000 and $2,821,000 at March 31, 2012 and December 31, 2011, respectively, and approximates the fair value of these instruments. The Company’s warrant liabilities are recorded at fair value.

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

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	(Unaudited) Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Derivative liability – current portion	$552	$-	$-	$552
Derivative liability – long-term portion	80	-	-	80

Total	$632	$-	$-	$632

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Monte Carlo Simulation lattice model was used to determine the fair values at March 31, 2012. The significant assumptions used were: exercise prices between $0.30 and $0.36; the Company’s stock price on March 31, 2012, $0.18; expected volatility of 81% - 83%; risk free interest rate between 0.19% and 0.25%; and a remaining contract term between 9 months and 15 months.

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

The Monte Carlo Simulation lattice model was used to determine the fair values at December 31, 2011. The significant assumptions used were: exercise prices between $0.185 and $0.36; the Company’s stock price on December 31, 2011, $0.19; expected volatility of 82.9%; risk free interest rate between 0.12% and 0.25%; a remaining contract term between 1 and 2 years; and a suboptimal exercise factor of 1.25.

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

(Unaudited) Derivative Liability
Balance at December 31, 2011	$807
Change in fair value	(175)
Balance at March 31 2012	$632

Series B Convertible Preferred Stock

The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate. Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of the Company's consolidated balance sheets. The value of beneficial conversion features upon issuance are considered a “deemed dividend” and are added as a component of net loss attributable to common stockholders in the Company’s Consolidated Statements of Operations.

Net income (loss) per share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted net income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted net income (loss) per share was antidilutive and, as such, basic and diluted net income (loss) per share are the same for the three-month periods ended March 31, 2012 and 2011 (as restated).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” The authoritative guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption of the authoritative guidance is not permitted. The Company has adopted the provisions of ASU 2011-04 in the Company’s fiscal year beginning January 1, 2012, and the provisions of this guidance did not have a material impact on its financial statements or disclosures.

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial loses from operations in recent years, and such losses have continued through the unaudited quarter ended March 31, 2012.

At March 31, 2012, we had cash and cash equivalents of $1,933,000, a decrease of $1,123,000 from December 31, 2011. The Company has incurred net losses since inception, including a net loss of $1,544,000 during the quarter ended March 31, 2012 and had an accumulated deficit of approximately $115,055,000 at March 31, 2012.

Based upon management's projections, we will require additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to support current operations. The Company had a working capital deficit of $5,752,000 at March 31, 2012. Any change to management projections will increase or decrease this deficit. In addition, the Company may be subject to tax liens if it cannot abide by the terms of the Offer in Compromise approved by the Internal Revenue Service to satisfactorily settle outstanding payroll tax liabilities (see Note 8). Management is considering several alternatives for mitigating these conditions.

These uncertainties raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements included in this Form 10-Q have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Management successfully completed a program to eliminate the Company’s outstanding secured debt in 2011 and is actively seeking to raise substantial capital through additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive from operations. Management is also actively pursuing commercial contracts to generate operating revenue. Management has determined that the financial success of the Company is largely dependent upon the Company’s ability to collaborate with financially sound third parties to pursue projects involving the Technologies.

As more fully described in Note 6, on January 10, 2012, the Company received proceeds totaling $498,000, net of issuance costs, from the exercise of an aggregate of 5,633,344 warrants at an exercise price of $0.095 per share.

Note 3: Restatement

The unaudited quarterly financial information for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 have been restated to correct errors in the valuation of the Company’s derivative liabilities and accounting for certain financing transactions in those periods. These errors in the Company’s financing transactions were caused by the Company incorrectly accounting for the amendment of its CASTion Notes and its 2010 Bridge Notes as a debt modification instead of a debt extinguishment in the first quarter of 2011. The errors in the Company’s derivative liabilities were due to deficiencies in the Company’s valuation model and methodology used to calculate the fair value of such liabilities in the first three quarters of 2011.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Company restated the effects of these errors for the affected periods in its Annual Report on Form 10-K as of and for the year ended December 31, 2011. The net effect of these errors is (i) a $4.7 million understatement of the Company’s net loss to common stockholders in the quarter ended March 31, 2011, (ii) a $1.5 million overstatement of the Company’s net loss to common stockholders in the quarter ended June 30, 2011 and (iii) a $3.9 million overstatement of the Company’s net loss to common stockholders in the quarter ended September 30, 2011. The net effect is that the Company’s net loss to common stockholders for the nine-month period ended September 30, 2011 was overstated by approximately $0.7 million. None of the errors related to the Company’s cash position, revenues or loss from operations for any of the periods in which such errors occurred.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 includes the impact of this restatement on the applicable unaudited quarterly financial information for the three months ended March 31, 2011 presented in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent periods in 2011 will include restated quarter and year to date financial information.

Previously filed Quarterly Reports on Form 10-Q for each of the first three quarters of 2011 have not been and will not be amended. The financial statements included in such reports should not be relied on.

The impact of the errors on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2011 is summarized below (in thousands):

	(Unaudited) Three Months Ended March 31, 2011
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

Note 4:  Joint Ventures

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

TEPS entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide and royalty-free license to TEPS’ intellectual property related to or necessary to practice the ZEBS technology (the “ZEBS License”). In the LLC Agreement, BPD has agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the ZEBS technology. BPD entered into a license agreement with the Joint Venture and TEPS pursuant to which it granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other relevant proprietary intellectual property. Pursuant to the LLC Agreement, TEPS and BPD each owned a 50% membership interest in the Joint Venture.

On March 2, 2012, TEPS entered into a Dissolution Agreement with BPD to terminate the Limited Liability Company Agreement and dissolve the Joint Venture. The BTCC Board of Managers is supervising the wind down and dissolution process.

Unity Power Alliance

On March 8, 2012, the Company announced the formation of Unity Power Alliance (“UPA”). UPA was formed with the intention to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology, and will seek the involvement of other major firms and organizations with an interest in promoting the technology. As of March 31, 2012, UPA is a wholly-owned subsidiary of the Company until it enters into a Joint Venture agreement with outside parties.

Note 5: Convertible debt

Convertible debt consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Roenigk 2007 Convertible Promissory Note, 5%, due March 21, 2013, less discount of $64 at March 31, 2012 and $78 at December 31, 2011	$899	$860
Roenigk 2008 Convertible Promissory Note, 5%, due March 7, 2013, less discount of $138 at March 31, 2012 and $181 at December 31, 2011	777	711
December 2011 Convertible Promissory Notes, 12.5%, due December 31, 2012	1,250	1,250
	2,926	2,821
Less: Current portion	(2,926)	(1,250)
	$—	$1,571

Roenigk 2007 Convertible Promissory Note

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $24,000 of accrued interest to the principal balance of the Note during the three months ended March 31, 2012. Total interest added to the principal balance of the Note was $213,000 as of March 31, 2012.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Roenigk 2008 Convertible Promissory Note

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007. The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $22,000 of accrued interest to the principal balance of the Note during the three months ended March 31, 2012. Total interest added to the principal balance of the Note was $165,000 as of March 31, 2012.

December 2011 Convertible Promissory Notes

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

Note 6: Equity

Common Stock

On January 10, 2012, the Company entered into Warrant Amendment Agreements (the “Agreements”) with six individuals who acquired warrants from five funds affiliated with Security Investors, LLC for the purchase of an aggregate of 5,633,344 shares of the Company’s Common Stock (collectively, the “Warrants”). Pursuant to the Agreements, the Company amended the Warrants to change the exercise prices from $0.30 per share to $0.095 per share, and the Investors agreed to exercise all of the Warrants immediately for cash. The Company received proceeds totaling $498,000, net of issuance costs, from the exercise of the Warrants.

On February 10, 2012, the Company issued 419,180 shares of Common Stock to ARC Capital (BVI) Limited. (“ARC”) in partial consideration for financial advisory and other consulting services performed by ARC pursuant to a Financial Advisory and Consulting Agreement dated as of November 7, 2011. The value of this Common Stock was recorded as a component of general and administrative expense on the Company’s Consolidated Statement of Operations in the fourth quarter of 2011.

At March 31, 2012, approximately 231 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Stock Options

During the three-month period ended March 31, 2012, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 1,530,000 stock options under the Company’s 2008 Incentive Stock Plan. The options are exercisable at $0.15 - $0.268 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates. Options granted to non-employee directors vest on the date of the Company’s 2012 Annual Meeting of Stockholders; options granted to employees vest ratably over a four-year period.

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011:

	2012	2011

Cost of revenue	$4	$9
General and administrative	137	286
Engineering, research and development	25	30
Sales and marketing	(3)	29
Option expense before tax	163	354
Benefit for income tax	—	—
Net option expense	$163	$354

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The fair value of options granted during the three-month periods ended March 31, 2012 and 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2012	2011

Risk-free interest rate	1.1% - 1.2%	3.5%
Expected option life (years)	6.25	6.25
Expected volatility	92%	91%
Expected dividend rate	0%	0%
Expected forfeiture rate	20%	0%

A summary of the Company’s stock option activity and related information for the three-month periods ended March 31, 2012 and 2011 follows:

	2012		2011
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	19,674,102	$0.38	22,065,402	$0.57
Granted	1,530,000	$0.24	1,200,000	$0.30
Canceled	(521,250)	$0.31	(1,832,500)	$1.12
Outstanding, end of period	20,682,852	$0.37	21,432,902	$0.51
Exercisable, end of period	9,540,783	$0.51	9,084,754	$0.80

The weighted average fair value of options granted was approximately $0.18 and $0.23 per share for the three-month periods ended March 31, 2012 and 2011, respectively. The weighted average fair value of options vested was approximately $141,000 and $221,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

Exercise prices for options outstanding as of March 31, 2012 ranged from $0.15 to $1.50. The weighted average remaining contractual life of those options was approximately 7.7 years at March 31, 2012. The weighted average remaining contractual life of options vested and exercisable was approximately 7.0 years at March 31, 2012.

As of March 31, 2012, there was approximately $879,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The Company recognizes stock-based compensation on the straight-line method.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Warrants

At March 31, 2012, there were outstanding warrants for the purchase of 78,062,100 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $1.50 per share (weighted average exercise price was $0.40 per share). The expiration date of these warrants are as follows:

Year	Number of Warrants
2012	12,679,487
2013	8,896,554
2014	6,159,436
2015	6,188,879
2016	42,795,244
After 2016	1,342,500
78,062,100

Note 7: Segments

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

Note 8: Commitments and contingencies

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008. Pursuant to the Offer in Compromise, the Company has satisfied its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties).

In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated. The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance. The Company has filed all returns and made all required payments to the IRS.

Accrued payroll taxes, which include taxes, penalties and interest related to state taxing authorities, totaled approximately $422,000 and are included in other current liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2012. The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

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

We are also the owner of a patented pressurized oxycombustion technology that converts fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions, and at the same time removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology can be used to build new or retrofit old fossil fuel power plants globally with near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology. The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and will be developed and commercialized through the formation of our new subsidiary, Unity Power Alliance.

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

We have made significant progress over the past year in resolving our past legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth. However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $1.5 million for the three-month period ended March 31, 2012 and $17.4 million for the year ended December 31, 2011. Cash outflows from operations totaled $1.5 million for the three-month period ended March 31, 2012 and $6.1 million for the year ended December 31, 2011. As a result, we will require additional capital to continue to fund our operations.

Restatement of Financial Statements

The unaudited quarterly financial information for the quarterly period ended March 31, 2011 has been restated to correct errors in the valuation of our derivative liabilities and accounting for certain financing transactions in those periods. These errors in our financing transactions were caused by our incorrectly accounting for the amendment of our CASTion Notes and 2010 Bridge Notes as a debt modification instead of a debt extinguishment in the first quarter of 2011. The errors in our derivative liabilities were due to deficiencies in our valuation model and methodology used to calculate the fair value of such liabilities in the first quarter of 2011.

We restated the effects of these errors for the affected periods in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. The net effect of these errors resulted in a $4.7 million increase in our net loss to common stockholders in the quarter ended March 31, 2011 as compared to the amount that had previously been reported. None of these errors related to our cash position, revenues or loss from operations for any of the periods in which such errors occurred.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 includes the impact of this restatement on the applicable unaudited quarterly financial information for the quarter ended March 31, 2011 presented in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. In addition, our future Quarterly Reports on Form 10-Q for subsequent periods in 2012 will restate applicable 2011 comparable quarter and year to date periods.

Previously filed Quarterly Reports on Form 10-Q for each of the first three quarters of 2011 have not been and will not be amended. The financial statements included in such reports should not be relied on.

Results of Operations

Comparison of Quarters Ended March 31, 2012 and 2011 (as restated)

Revenues totaled $1,688,000 for the first quarter of 2012 compared to $948,000 for the first quarter of 2011. We continued to devote significant resources toward construction work on our $27.1 million contract with the New York City Department of Environmental Protection (“NYCDEP”), which generated 91% of our revenues for the first quarter of 2012. We expect to continue generating significant revenues from the NYCDEP contract throughout 2012. We were in the middle of engineering and design work on our NYCDEP contract in the first quarter of 2011.

Gross profit for the first quarter of 2012 was $260,000 (15.4% of revenues) compared to gross profit (loss) of ($19,000) (-1.9% of revenues) for the first quarter of 2011. Gross profit in 2012 relates mainly to work performed on the NYCDEP contract. We generate higher margins on the construction phase of the NYCDEP contract when compared to the engineering and design phase of this contract. Gross profit in 2011 was the result of our engineering and design efforts on the NYCDEP contract, offset by $72,000 of costs for maintaining our production group to prepare for the manufacturing phase of the NYCDEP contract during the quarter.

General and administrative expenses decreased by $365,000 or 26% in the first quarter of 2012 compared to 2011, primarily due to a $149,000 decrease in non-cash stock option expenses as certain options granted to our Chief Executive Officer and Chief Financial Officer vested over time and a $211,000 decrease in legal expenses, as expenses incurred related to an employee lawsuit in the first quarter of 2011 did not repeat in the first quarter of 2012.

Engineering, research and development expenses increased by $26,000 or 31% in the quarter ended March 31, 2012 compared to 2011. The increase is attributable to reduced utilization of our engineering team on our various projects in 2012 compared to 2011; costs directly related to our projects are charged to Cost of Sales.

Sales and marketing expenses increased by $190,000 or 37% in the first quarter of 2012 compared to 2011. This increase is mainly due to increased sales headcount and expenses related to international business development activities in the first quarter of 2012. We did not begin devoting resources to international business development activities until the second quarter of 2011.

Because of our various financing transactions, including the amendment of our CASTion Notes and our 2010 Bridge Notes in the first quarter of 2011, we recognized losses on the extinguishment of debt of $7,245,000 (as restated) in the first quarter of 2011. We did not incur any such losses in the first quarter of 2012.

Changes in fair value reduced our derivative liabilities by $175,000 in the first quarter of 2012 compared to a reduction of approximately $2.7 million (as restated) in the first quarter of 2011. Decreases in fair value in 2012 mainly relates to the passage of time on warrants classified as derivative liabilities. Decreases in fair value in 2011 primarily relates to the decrease in our stock price, which significantly decreased the value of the various conversion features embedded in our debt instruments that were classified as derivative instruments.

Interest and other expense decreased by $562,000 during the first quarter of 2012 compared to the first quarter of 2011 (as restated) due to reduced debt levels in 2012.

We recognized losses related to our BTCC joint venture of $5,000 in the first quarter of 2012 compared to losses of $87,000 in the first quarter of 2011. The decrease in losses were mainly due to the wind down and dissolution of BTCC in the first quarter of 2012.

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

However, over the past year, we have continued to make significant progress in strengthening our balance sheet and building our business for future growth. In the past year, we have:

•	Raised $8.2 million of funding in 2011 and $500,000 of funding in 2012;

•	Made debt service payments totaling $2.8 million and converted all outstanding secured debt and accrued interest totaling $10.1 million into Series B Convertible Preferred Stock;

•	Paid all amounts due to the Internal Revenue Service under the Offer in Compromise that was accepted in March 2011; and

•	Settled a lawsuit related to a former officer’s employment agreement.

Cash used in operations amounted to $1,547,000 and $1,128,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  Cash used in operations is primarily a result of our continued net losses in 2012 and 2011. Cash used in investing activities included investments in BTCC of $125,000 in 2011 and purchases of property and equipment of $94,000 and $70,000 for the three-month periods ended March 31, 2012 and 2011, respectively. Cash provided by financing activities for the three-month period ended March 31, 2012 included proceeds from the issuance of common stock of $498,000; cash used in financing activities for the three-month period ended March 31, 2011 included payments on convertible debt of approximately $1.2 million.

At March 31, 2012, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of March 31, 2012, we had a cash balance of approximately $1.9 million and current liabilities of approximately $10.5 million, which consisted primarily of accounts payable of approximately $1.3 million, billings in excess of costs of approximately $4 million, convertible debt of $2.9 million (net of discounts), derivative liabilities of $552,000 and other current liabilities of approximately $1.7 million.

On January 10, 2012, we entered into Warrant Amendment Agreements (the “Agreements”) with six individuals who acquired warrants from five funds affiliated with Security Investors, LLC for the purchase of an aggregate of 5,633,344 shares of our Common Stock. Pursuant to the Agreements, we amended the Warrants to change the exercise prices from $0.30 per share to $0.095 per share, and the Investors agreed to exercise all of the Warrants immediately for cash. We received proceeds totaling $498,000, net of issuance costs, from the exercise of the Warrants.

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

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 due to (i) our failure to adequately allocate a proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

The Company did not make any changes to its internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1	Dissolution Agreement effective as of March 2, 2012, by and among Babcock-Thermo Clean Combustion LLC, Babcock Power Development, LLC, Babcock Power Inc., ThermoEnergy Power Systems, LLC, and ThermoEnergy Corporation. - Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2012.

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith

31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith

32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith

32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 21, 2012

THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock President and Chief Executive Officer

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr. CPA Executive Vice President and Chief Financial Officer

