Form 10-Q
period 2012-06-30
THERMOENERGY CORP
filed 2012-08-14
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class – Common Stock, $.001 par value	Outstanding at August 10, 2012 – 116,823,372 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash	$349	$3,056
Accounts receivable, net	1,301	4,228
Costs in excess of billings	455	132
Inventories	296	167
Deposits	1,139	262
Other current assets	145	328
Total Current Assets	3,685	8,173

Property and equipment, net	474	544
Other assets	63	72

TOTAL ASSETS	$4,222	$8,789

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,655	$2,640
Convertible debt, net - current portion	1,250	1,250
Billings in excess of costs	3,668	5,131
Derivative liability, current portion	149	706
Other current liabilities	2,099	1,833
Total Current Liabilities	9,821	11,560

Long Term Liabilities:
Derivative liability	132	101
Convertible debt, net	1,731	1,571
Other long term liabilities	100	160
Total Long Term Liabilities	1,963	1,832

Total Liabilities	11,784	13,392

Commitments and contingencies (Note 8)

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 20,000,000 shares at June 30, 2012 and December 31, 2011:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 208,334 shares at June 30, 2012 and December 31, 2011; issued and outstanding: 208,334 shares at June 30, 2012 and December 31, 2011	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 12,000,000 shares at June 30, 2012 and December 31, 2011; issued and outstanding: 11,664,993 shares at June 30, 2012 and December 31, 2011	117	117
Common Stock, $0.001 par value: authorized: 425,000,000 shares at June 30, 2012 and December 31, 2011; issued: 91,219,622 shares at June 30, 2012 and 85,167,098 shares at December 31, 2011; outstanding: 91,085,825 shares at June 30, 2012 and 85,033,301 shares at December 31, 2011	91	85
Additional paid-in capital	109,838	108,727
Accumulated deficit	(117,587)	(113,510)
Treasury stock, at cost: 133,797 shares at June 30, 2012 and December 31, 2011	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(7,557)	(4,597)
Noncontrolling interest	(5)	(6)
Total Stockholders’ Deficiency	(7,562)	(4,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,222	$8,789

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Restated - See Note 3)		(As Restated - See Note 3)

Revenue	$1,900	$1,434	$3,588	$2,382
Less: cost of revenue	1,779	1,280	3,207	2,247
Gross profit	121	154	381	135

Operating Expenses:
General and administrative	1,885	1,300	2,916	2,696
Engineering, research and development	94	62	203	145
Sales and marketing	887	607	1,590	1,120
Total operating expenses	2,866	1,969	4,709	3,961

Loss from operations	(2,745)	(1,815)	(4,328)	(3,826)

Other income (expense):
Change in fair value of derivative liabilities	351	820	526	3,523
Loss on extinguishment of debt	—	(147)	—	(7,392)
Interest and other expense, net	(133)	(210)	(265)	(904)
Equity in losses of joint venture	(5)	(182)	(10)	(269)

Net loss	(2,532)	(1,534)	(4,077)	(8,868)
Net loss attributable to noncontrolling interest	1	27	2	40

Net loss attributable to ThermoEnergy Corporation	$(2,531)	(1,507)	$(4,075)	$(8,828)

Net loss per share attributable to ThermoEnergy Corporation, basic and diluted	$(0.03)	$(0.03)	(0.04)	$(0.16)

Weighted average shares used in computing loss per share, basic and diluted	91,085,825	56,738,188	90,713,078	56,323,824

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
		(As Restated – See Note 3)
Operating Activities:
Net loss	$(4,077)	$(8,868)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	531	655
Equity in losses of joint venture	10	269
Decrease in derivative liabilities	(526)	(3,523)
Loss on extinguishment of debt	—	7,392
Common stock issued for services	88	—
Non-cash interest added to debt	46	45
Loss on disposal of equipment	131	—
Depreciation	48	34
Amortization of discount on convertible debt	114	512
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	2,927	333
Costs in excess of billings	(323)	—
Inventories	(129)	(71)
Deposits	(877)	—
Other current assets	183	(332)
Accounts payable	15	1,301
Billings in excess of costs	(1,463)	(655)
Other current liabilities	266	(620)
Other long-term liabilities	(60)	102

Net cash used in operating activities	(3,096)	(3,426)

Investing Activities:
Investment in joint venture	—	(256)
Purchases of property and equipment	(109)	(81)

Net cash used in investing activities	(109)	(337)

Financing Activities:
Proceeds from exercise of common stock warrants, net of issuance costs of $38	498	—
Proceeds from issuance of short-term borrowings	—	2,909
Payments on convertible debt	—	(1,235)

Net cash provided by financing activities	498	1,674

Net change in cash	(2,707)	(2,089)
Cash, beginning of period	3,056	4,299
Cash, end of period	$349	$2,210

Cash paid for interest	$—	$136
Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$23	$153
Conversion of convertible debt and accrued interest to Series B Convertible Preferred Stock	$—	$1,129
Debt discount recognized on convertible debt	$—	$3,591

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1: Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of developing and marketing advanced municipal and industrial wastewater treatment and carbon reducing power generation technologies.

The Company’s wastewater treatment systems are based on its proprietary Controlled Atmosphere Separation Technology (“CAST”) platform.  The Company’s patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. The Company’s wastewater treatment systems have global applications in hydraulic fracturing (“fracking”) in the oil and gas industry, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST platform technology is owned by the Company’s subsidiary, CASTion Corporation (“CASTion”).

The Company also owns a patented pressurized oxycombustion technology (“POXC”) that converts fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions and removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology is intended to be used to build new or to retrofit old fossil fuel power plants globally with near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology. The pressurized oxycombustion technology is held in the Company’s subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”).

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company has restated its unaudited interim consolidated financial statements for the three and six-month period ended June 30, 2011. See Note 3.

Revenue recognition

The Company recognizes revenues using the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred in relation to total costs expected to be incurred. Contract costs include all direct material and labor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. The Company has a significant concentration of revenue and receivables with the City of New York.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of customers to make required payments and record these allowances as a charge to general and administrative expense. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding. The Company did not have any allowance for doubtful accounts as of June 30, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of raw materials and supplies.

Inventories consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Raw materials	$69	$67
Work in process	227	100
	$296	$167

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

The Company recorded a loss of $131,000 in the first quarter of 2012 related to the disposal of a system previously used for pre-sales testing. This loss is included in sales and marketing expense on its Consolidated Statement of Operations for the six-month period ended June 30, 2012.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Stock options

The Company accounts for stock options in accordance with ASC Topics 505, “Equity” and 718, “Compensation – Stock Compensation”. These topics require that the cost of all share-based payments to vendors and employees, including grants of employee stock options, be recognized in the consolidated financial statements based on their fair values on the measurement date, which is generally the date of grant. Such cost is recognized over the vesting period of the awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. The carrying amount of the Company’s convertible debt was $2,981,000 and $2,821,000 at June 30, 2012 and December 31, 2011, respectively, and approximates the fair value of these instruments. The Company’s warrant liabilities are recorded at fair value. No assets are recorded at fair value as measured on a recurring basis.

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

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liabilities.

Liabilities measured at fair value on a recurring basis as of June 30, 2012 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability – current portion	$149	$-	$-	$149
Derivative liability – long-term portion	$132	$-	$-	$132

Total	$281	$-	$-	$281

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The Monte Carlo Simulation lattice model was used to determine the fair values at June 30, 2012. The significant assumptions used were: exercise prices between $0.30 and $0.36; the Company’s stock price on June 30, 2012, $0.11; expected volatility of 80% - 85%; risk free interest rate between 0.16% and 0.23%; and a remaining contract term between 6 months and 15 months.

Liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability – current portion	$706	$-	$-	$706
Derivative liability – long-term portion	101	-	-	101

Total	807	$-	$-	807

The Monte Carlo Simulation lattice model was used to determine the fair values at December 31, 2011. The significant assumptions used were: exercise prices between $0.185 and $0.36; the Company’s stock price on December 31, 2011, $0.19; expected volatility of 82.9%; risk free interest rate between 0.12% and 0.25%; and a remaining contract term between 1 and 2 years.

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Balance at December 31, 2011	$807
Change in fair value	(526)
Balance at June 30, 2012	$281

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

Net income (loss) per share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted net income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of including additional shares using the treasury stock and if-converted methods in computing the Company’s diluted net loss per share would be antidilutive and, accordingly, such additional shares have not been considered in computing diluted net loss per share for the six-month periods ended June 30, 2012 and 2011 (as restated).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the quarter ended June 30, 2012.

At June 30, 2012, the Company had cash of $349,000, a decrease of approximately $2.7 million from December 31, 2011. The Company has incurred net losses since inception, including a net loss of approximately $4.1 million during the six-month period ended June 30, 2012 and had an accumulated deficit of approximately $117.6 million at June 30, 2012.

Based upon management's projections, the Company will require additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to support current operations. The Company had a working capital deficit of approximately $6.1 million at June 30, 2012. Any change to management projections will increase or decrease this deficit. In addition, the Company may be subject to tax liens if it cannot abide by the terms of the Offer in Compromise approved by the Internal Revenue Service to satisfactorily settle outstanding payroll tax liabilities (see Note 8). Management is considering several alternatives for mitigating these conditions.

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

As more fully described in Note 6, on January 10, 2012, the Company received proceeds totaling $498,000, net of issuance costs, from the exercise of an aggregate of 5,633,344 warrants at an exercise price of $0.095 per share. Also, as more fully described in Note 9, on July 11, 2012, the Company received proceeds totaling $1,566,000, net of issuance costs, from the issuance of 17,316,250 shares of the Company’s Common Stock and warrants for the purchase of an additional 17,316,250 shares at an exercise price of $0.15 per share. In addition, as more fully described in Note 9, on August 9, 2012, the Company received proceeds totaling $729,000, net of issuance costs, from the issuance of 8,287,500 shares of the Company’s Common Stock and warrants for the purchase of an additional 8,287,500 shares at an exercise price of $0.15 per share.

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

June 30, 2012

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

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 reflects the impact of this restatement on the applicable unaudited quarterly financial information for the three and six months ended June 30, 2011 presented in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, the Company’s future Quarterly Reports on Form 10-Q will include restated quarter and year to date financial information for 2011.

Quarterly Reports on Form 10-Q as originally filed for each of the first three quarters of 2011 have not been and will not be amended. The financial statements included in such reports should not be relied on.

The impact of the errors on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2011 is summarized below (in thousands):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	As Originally Reported	As Restated	As Originally Reported	As Restated

Loss from operations	$(1,815)	$(1,815)	$(3,826)	$(3,826)

Other income (expense):
Derivative liability income	39	820	1,056	3,523
Loss on extinguishment of debt	—	(147)	—	(7,392)
Interest and other expense, net	(1,027)	(210)	(2,488)	(904)
Equity in losses of joint venture	(182)	(182)	(269)	(269)

Net loss	(2,985)	(1,534)	(5,527)	(8,868)
Net loss attributable to noncontrolling interest	27	27	40	40

Net loss attributable to ThermoEnergy Corporation	(2,958)	(1,507)	(5,487)	(8,828)
Deemed dividend on Series B Convertible Preferred Stock	(91)	—	(226)	—

Net loss attributable to ThermoEnergy Corporation common stockholders	$(3,049)	$(1,507)	$(5,713)	$(8,828)

Net loss per share attributable to ThermoEnergy Corporation common stockholders, basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.16)

Weighted average shares used in computing loss per share, basic and diluted	56,738,188	56,738,188	56,323,824	56,323,824

Note 4:  Joint Ventures

Babcock-Thermo Clean Combustion LLC

On February 25, 2009, the Company’s majority-owned subsidiary, TEPS, and Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company now known as Babcock-Thermo Clean Combustion LLC (the “Joint Venture”) for the purpose of developing and commercializing its proprietary POXC technology.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

TEPS entered into a license agreement with the Joint Venture and BPD, pursuant to which it has granted to the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide and royalty-free license to TEPS’ intellectual property related to or necessary to practice the POXC technology. In the LLC Agreement, BPD agreed to develop, at its own expense, intellectual property in connection with three critical subsystems relating to the POXC technology. BPD entered into a license agreement with the Joint Venture and TEPS pursuant to which it granted the Joint Venture an exclusive, irrevocable (except as otherwise provided therein), world-wide, fully paid up and royalty-free license to BPD’s know-how and other relevant proprietary intellectual property. Pursuant to the LLC Agreement, TEPS and BPD each owned a 50% membership interest in the Joint Venture.

On March 2, 2012, TEPS entered into a Dissolution Agreement with BPD to terminate the Limited Liability Company Agreement and dissolve the Joint Venture. The BTCC Board of Managers is supervising the wind down and dissolution process.

Unity Power Alliance LLC

On March 8, 2012, the Company announced the formation of Unity Power Alliance LLC (“UPA”). UPA was formed with the intention to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology.

On June 20, 2012, the Company entered into an Agreement with Itea S.p.A. (“Itea”) for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize the two parties’ propriety technology to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and subsequently construct a demonstration facility based on the technology as implemented in the pilot plant. Itea was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, Itea exercised its option and acquired the 50% ownership interest in UPA; as of June 30, 2012, UPA is a wholly-owned subsidiary of the Company.

Since Itea’s acquisition of an ownership interest, UPA has been governed by a Board of Directors, with half of the directors nominated by each of the Company and Itea. Administrative expenses of UPA shall be borne jointly by the Company and Itea, and financing for development expenses will be obtained from third parties.

Also on June 20, 2012, the Company and Itea entered into a License Agreement whereby the Company and the Company’s majority-owned subsidiary, TEPS, on the one hand, and Itea, on the other, granted to UPA a non-exclusive, non-transferable royalty-free license to use their intellectual property relating to pressurized oxycombustion. The licenses to UPA became effective upon Itea’s acquisition of its ownership interest in UPA. The License Agreement further provides that, if UPA successfully obtains funding and project support to construct the pilot plant, the parties may grant licenses of their respective intellectual property and know-how to each other or to third parties for the operation of power plants based on such intellectual property and know-how, and royalties will be shared as defined in the License Agreement.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5: Convertible debt

Convertible debt consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Roenigk 2007 Convertible Promissory Note, 5%, due March 21, 2013, less discount of $78 at December 31, 2011	$—	$860
Roenigk 2008 Convertible Promissory Note, 5%, due March 7, 2013, less discount of $181 at December 31, 2011	—	711
December 2011 Convertible Promissory Notes, 12.5%, due December 31, 2012	1,250	1,250
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $146 at June 30, 2012	1,731	—
	2,981	2,821
Less: Current portion	(1,250)	(1,250)
	$1,731	$1,571

Roenigk 2007 Convertible Promissory Note

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $24,000 of accrued interest to the principal balance of the Note during the six months ended June 30, 2012. Total interest added to the principal balance of the Note was $213,000 as of June 20, 2012.

On June 20, 2012, the Noteholder tendered this Note, together with the 2008 Convertible Promissory Note discussed below, as consideration for the issuance of the 2012 Convertible Promissory Note, as discussed below.

Roenigk 2008 Convertible Promissory Note

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007. The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $22,000 of accrued interest to the principal balance of the Note during the six months ended June 30, 2012. Total interest added to the principal balance of the Note was $165,000 as of June 20, 2012.

On June 20, 2012, the Noteholder tendered this Note, together with the 2007 Convertible Promissory Note discussed above, as consideration for the issuance of the 2012 Convertible Promissory Note, as discussed below.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The December 2011 Bridge Notes contain other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default. No such Events of Default had occurred as of June 30, 2012 and through the date of this filing.

Roenigk 2012 Convertible Promissory Note

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 in the principal amount of $1,877,217 in exchange for the 2007 Convertible Promissory Note and the 2008 Convertible Promissory Note (the “Old Notes”). The Note bears interest at the rate of 5% per annum from April 1, 2012 through May 31, 2012, then bears interest at the rate of 8% per annum until the maturity date, March 31, 2014. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.

The exchange of the Old Notes for this Note has been accounted for as a troubled debt restructuring. In summary, the Company was granted a one year extension of the maturity date of the Old Notes, and the interest rate was increased from 5% to 8% per annum. The Company evaluated the anticipated future cash flows of this Note and determined that they exceed the carrying value (and accrued interest thereon) of the Old Notes. As a result, the Company did not record a loss or gain on this transaction.

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

At June 30, 2012, approximately 231 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

See Note 9 for discussion of the Company’s sale of Common Stock on July 11, 2012 and on August 9, 2012.

Stock Options

During the six-month period ended June 30, 2012, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 3,060,000 stock options under the Company’s 2008 Incentive Stock Plan. The options are exercisable at $0.15 - $0.30 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates. Options granted to non-employee directors vest on the date of the Company’s 2012 Annual Meeting of Stockholders; options granted to employees vest ratably over a four-year period.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the six-month periods ended June 30, 2012 and 2011:

	2012	2011

Cost of revenue	$6	$12
General and administrative	442	532
Engineering, research and development	49	55
Sales and marketing	34	56
Option expense before tax	531	655
Benefit for income tax	—	—
Net option expense	$531	$655

The fair value of options granted during the six-month periods ended June 30, 2012 and 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2012	2011

Risk-free interest rate	0.97% - 2.23%	3.5%
Expected option life (years)	6.25 – 10.0	6.25
Expected volatility	92%	91%
Expected dividend rate	0%	0%
Expected forfeiture rate	0% - 20%	0%

A summary of the Company’s stock option activity and related information for the six-month periods ended June 30, 2012 and 2011 follows:

	2012		2011
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	19,674,102	$0.38	22,065,402	$0.57
Granted	3,060,000	$0.25	1,200,000	$0.30
Canceled	(740,000)	$0.31	(3,090,675)	$1.22
Outstanding, end of period	21,994,102	$0.36	20,174,727	$0.46
Exercisable, end of period	12,557,554	$0.46	9,069,647	$0.65

The weighted average fair value of options granted was approximately $0.17 and $0.23 per share for the six-month periods ended June 30, 2012 and 2011, respectively. The weighted average fair value of options vested was approximately $678,000 and $488,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Exercise prices for options outstanding as of June 30, 2012 ranged from $0.15 to $1.50. The weighted average remaining contractual life of those options was approximately 7.7 years at June 30, 2012. The weighted average remaining contractual life of options vested and exercisable was approximately 7.3 years at June 30, 2012.

As of June 30, 2012, there was approximately $685,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The Company recognizes stock-based compensation on the straight-line method.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Warrants

At June 30, 2012, there were outstanding warrants for the purchase of 76,715,946 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $0.55 per share (weighted average exercise price was $0.38 per share). The expiration dates of these warrants are as follows:

Year	Number of Warrants

2012	11,333,333
2013	8,896,554
2014	6,159,436
2015	6,188,879
2016	42,795,244
After 2016	1,342,500
76,715,946

Note 7: Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies. The Company currently generates almost all of its revenues from the sale and application of its water treatment technologies. Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development. In 2009, the Company established BTCC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology. This joint venture is currently in the dissolution process. In March 2012, the Company established UPA to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology, and in July 2012, Itea S.p.A. acquired a 50% ownership interest in UPA, making it a joint venture.

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

Accrued payroll taxes, which include taxes, penalties and interest related to state taxing authorities, totaled approximately $407,000 and are included in other current liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2012. The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 9: Subsequent events

On July 11, 2012, the Company entered into Securities Purchase Agreements (the “Agreements”) with twenty-four individuals and entities (the “Investors”) pursuant to which the Company issued an aggregate of 17,316,250 shares of Common Stock and Common Stock Purchase Warrants for the purchase of an additional 17,316,250 shares of Common Stock. The aggregate purchase price for the Shares and Warrants was $1,731,625, and the Company received proceeds of $1,565,908, net of issuance costs. The Warrants entitle the holders thereof to purchase, at any time on or prior to July 11, 2017, shares of Common Stock at an exercise price of $0.15 per share.

On August 9, 2012, the Company entered into Securities Purchase Agreements (the “Agreements”) with eleven additional individuals and entities (the “Investors”) pursuant to which the Company issued an aggregate of 8,287,500 shares of Common Stock and Common Stock Purchase Warrants for the purchase of an additional 8,287,500 shares of Common Stock. The aggregate purchase price for the Shares and Warrants was $828,750, and the Company received proceeds of $729,068, net of issuance costs. The Warrants entitle the holders thereof to purchase, at any time on or prior to August 9, 2017, shares of Common Stock at an exercise price of $0.15 per share.

The Agreements described above include a price protection provision pursuant to which, at any time on or before January 11, 2014, the Company issues and sells any shares of Common Stock or securities convertible into Common Stock (“Convertible Securities”) at a price less than $0.10 per share (a “Dilutive Transaction”), the purchase price for the Shares shall automatically be reduced to a price equal to the price at which such shares were issued and sold (the “Reduced Price”) and the Company will issue to the Investors, for no additional consideration, a sufficient number of additional Shares so that the effective price per Share equals the Reduced Price. The Warrants include a similar price protection provision pursuant to which, upon a Dilutive Transaction, the exercise price of the Warrants shall automatically be reduced to a price equal to 150% of the Reduced Price. Upon such adjustment, the number of Warrant Shares issuable upon exercise of a Warrant shall automatically be adjusted by multiplying the number of shares issuable upon exercise of such Warrant immediately prior to the Dilutive Issuance by a fraction, (i) the numerator of which shall be the exercise price immediately prior to the Dilutive Issuance and (ii) the denominator of which shall be the exercise price as adjusted.

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

Our wastewater treatment systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our systems utilize proven technology to cost effectively process and treat brackish, flowback and produced water in the hydraulic fracturing (“fracking”) process in the oil and gas industries. Our wastewater treatment systems also have global applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

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

On June 20, 2012, the Company entered into an Agreement with Itea S.p.A. (“Itea”) for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize the two parties’ propriety technology to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and subsequently construct a demonstration facility based on the technology as implemented in the pilot plant. Itea was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, Itea exercised its option and acquired the 50% ownership interest in UPA; as of June 30, 2012, UPA is a wholly-owned subsidiary of the Company.

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

We have made significant progress over the past year in resolving our past legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth. However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $4.1 million for the six-month period ended June 30, 2012 and $17.4 million for the year ended December 31, 2011. Cash outflows from operations totaled $3.1 million for the six-month period ended June 30, 2012 and $6.1 million for the year ended December 31, 2011. As a result, we will require additional capital to continue to fund our operations.

Restatement of Financial Statements

The unaudited quarterly financial information for the three and six-month periods ended June 30, 2011 were restated to correct errors in the valuation of our derivative liabilities and accounting for certain financing transactions in those periods. These errors in our financing transactions were caused by our incorrectly accounting for the amendment of our CASTion Notes and 2010 Bridge Notes as a debt modification instead of a debt extinguishment in the first quarter of 2011. The errors in our derivative liabilities were due to deficiencies in our valuation model and methodology used to calculate the fair value of such liabilities in the first and second quarters of 2011.

We restated the effects of these errors for the affected periods in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. The net effect of these errors resulted in an decrease in our net loss to common stockholders of $1.5 million in the three-month period ended June 30, 2011 and an increase to our net loss to common shareholders of $3.1 million in the six-month period ended June 30, 2011 as compared to the amounts that had previously been reported. None of these errors related to our cash position, revenues or loss from operations for any of the periods in which such errors occurred.

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 included the impact of this restatement on the applicable unaudited quarterly financial information for the three and six-month period ended June 30, 2011 presented in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. In addition, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2012 will restate applicable 2011 comparable quarter and year to date periods.

Previously filed Quarterly Reports on Form 10-Q for each of the first three quarters of 2011 have not been and will not be amended. The financial statements included in such reports should not be relied on.

Results of Operations

Comparison of Quarters Ended June 30, 2012 and 2011 (as restated)

Revenues totaled $1,900,000 for the second quarter of 2012, an increase of 32% compared to $1,434,000 for the second quarter of 2011. We continued to devote significant resources toward construction work on our $27.1 million contract with the New York City Department of Environmental Protection (“NYCDEP”), which generated most of our revenues for the second quarter of 2012.  We expect to continue generating significant revenues from the NYCDEP contract in the third and fourth quarters of 2012. In the second quarter of 2011, we substantially completed production on one industrial contract and were in the later stages of engineering and design work on the NYCDEP contract.

Gross profit for the second quarter of 2012 was $121,000 (6.4% of revenues), a decrease of $33,000 compared to gross profit of $154,000 (10.7% of revenues) in the second quarter of 2011. The decrease in gross profit is attributable to the mix of work performed in the respective quarters. Gross profit in the second quarter of 2012 related to work performed on the NYCDEP contract; gross profit in the second quarter of 2011 related to work performed on NYCDEP as well as our completed industrial project, which generated higher margins.

General and administrative expenses increased by $585,000 or 45% in the second quarter of 2012 compared to 2011, primarily due to increased accounting expenses in 2012 and increased legal, consulting and other professional expenses associated with our recent financing efforts.

Engineering, research and development expenses increased by $32,000 or 50% in the quarter ended June 30, 2012 compared to 2011. The increase is attributable to reduced utilization of our engineering team on our various projects in 2012 compared to 2011; costs directly related to our projects are charged to Cost of Sales.

Sales and marketing expenses increased by $280,000 or 46% in the second quarter of 2012 compared to 2011. This increase is due to increased pre-sales pilot activity and expenses related to development of our water treatment solutions for hydraulic fracturing in the oil and gas industry.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $351,000 in the second quarter of 2012 compared to $820,000 in the second quarter of 2011. Income in the second quarter of 2012 relates primarily to the passage of time and decrease in our stock price. This derivative income is lower in the second quarter of 2012, as certain derivative liabilities valued in the previous year no longer exist. Income in 2011 relates to the change in our stock price at June 30, 2011 compared to March 31, 2011 and increasing the expected volatility rate assumption used as of June 30, 2011.

Interest and other expense decreased during the second quarter of 2012 compared to 2011 by $77,000, due mainly to lower debt levels in 2012.

We recognized losses related to our BTCC joint venture totaling $5,000 in the second quarter of 2012 compared to losses of $182,000 in the second quarter of 2011. The decrease in losses in 2012 were due to the wind down and dissolution of BTCC which began in the first quarter of 2012.

Comparison of Six-Month Periods Ended June 30, 2012 and 2011 (as restated)

Revenues totaled $3,588,000 for the first six months of 2012 compared to $2,382,000 for the first six months of 2011, an increase of $1,206,000 or 51%. We devoted significant resources toward construction-related activities on our NYCDEP contract in 2012, which accounted for most of our revenues in the first six months of 2012. In 2011, we were in the later stages of engineering and design work on our $27.1 million contract with the NYCDEP. These efforts generated lower revenues as stipulated in our NYCDEP contract. In 2011, we also substantially completed production on one industrial contract and started installation work on an industrial contract for which production was completed in 2010.

Gross profit for the first six months of 2012 was $381,000 (10.6% of revenues), an increase of $246,000 compared to $135,000 (5.7% of revenues) in the first six months of 2011. The increase is attributable to higher revenues as well as higher margins on construction-related activities for the NYCDEP contract in 2012 compared to engineering and design work performed on that contract in 2011.

General and administrative expenses increased by $220,000 or 8% in the six-month period ended June 30, 2012 compared to 2011, primarily due to increased accounting expenses in 2012 associated with our 2011 financial statement audit and increased legal, consulting and other professional expenses associated with our recent financing efforts, partially offset by large decreases in non-cash stock option expenses.

Engineering, research and development expenses increased by $58,000 or 40% in the six-month period ended June 30, 2012 compared to 2011. The increase is attributable to reduced utilization of our engineering team on our various projects in 2012 compared to 2011; costs directly related to our projects are charged to Cost of Sales.

Sales and marketing expenses increased by $470,000 or 42% in the six-month period ended June 30, 2012 compared to 2011. This increase is due to increased pre-sales pilot activity, expenses related to development of our water treatment solutions for hydraulic fracturing in the oil and gas industry, and higher expenses related to our international business development activities.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $526,000 in the six-month period ended June 30, 2012 compared to $3,523,000 in the six-month period ended June 30, 2011. Income in the first half of 2012 relates primarily to the passage of time and decrease in our stock price. This derivative income is lower in the first half of 2012, as certain derivative liabilities valued in the previous year no longer exist in 2012. Income in 2011 relates to the change in our stock price at June 30, 2011 compared to December 31, 2010 and increasing the expected volatility rate assumption used as of June 30, 2011.

Interest and other expense decreased during the six-month period ended June 30, 2012 compared to 2011 by $639,000, due mainly to lower debt levels in 2012.

We recognized losses related to our BTCC joint venture totaling $10,000 in the first six months of 2012 compared to losses of $269,000 in the first six months of 2011. The decrease in losses were mainly due to the wind down and dissolution of BTCC which began in the first quarter of 2012.

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

However, over the past year, we have continued to make significant progress in strengthening our balance sheet and building our business for future growth. In the past eighteen months, we have:

•	Raised $8.2 million of funding in 2011 and $2.8 million of funding in 2012;
•	Made debt service payments totaling $2.8 million and converted all outstanding secured debt and accrued interest totaling $10.1 million into Series B Convertible Preferred Stock;
•	Paid all amounts due to the Internal Revenue Service under the Offer in Compromise that was accepted in March 2011; and
•	Settled a lawsuit related to a former officer’s employment agreement.

Cash used in operations amounted to $3,096,000 and $3,426,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  Cash used in operations is primarily a result of our continued net losses in 2012 and 2011. Cash used in investing activities included investments in BTCC of $256,000 in 2011 and purchases of property and equipment of $109,000 and $81,000 for the six-month periods ended June 30, 2012 and 2011, respectively. Cash provided by financing activities for the six-month period ended June 30, 2012 included proceeds from the exercise of common stock warrants of $498,000; cash provided by financing activities for the six-month period ended June 30, 2011 included proceeds from the issuance of short-term borrowings of $2,909,000, partially offset by payments on convertible debt of approximately $1.2 million.

At June 30, 2012, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of June 30, 2012, we had a cash balance of $349,000 and current liabilities of approximately $9.8 million, which consisted primarily of accounts payable of approximately $2.7 million, billings in excess of costs of approximately $3.7 million, convertible debt of $1.25 million, derivative liabilities of $149,000 and other current liabilities of approximately $2.1 million.

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

On July 11, 2012, we entered into Securities Purchase Agreements (the “Agreements”) with twenty-four individuals and entities (the “Investors”) pursuant to which we issued an aggregate of 17,316,250 shares of Common Stock and Common Stock Purchase Warrants for the purchase of an additional 17,316,250 shares of Common Stock. We received proceeds totaling $1,565,908, net of issuance costs, from this financing.

On August 9, 2012, we entered into Securities Purchase Agreements (the “Agreements”) with eleven individuals and entities (the “Investors”) pursuant to which we issued an aggregate of 8,287,500 shares of Common Stock and Common Stock Purchase Warrants for the purchase of an additional 8,287,500 shares of Common Stock. We received proceeds totaling $729,068, net of issuance costs, from this financing.

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

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012 due to (i) our failure to adequately allocate a proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

The Company did not make any changes to its internal controls over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1	Agreement, dated June 20, 2012, by and between ThermoEnergy Corporation and Itea S.p.A. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2012.

10.2	Detailed License Agreement, dated June 20, 2012, by and between ThermoEnergy Corporation, ThermoEnergy Power Systems LLC, Itea S.p.A. and Unity Power Alliance LLC -- Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 26, 2012.

10.3	Form of Securities Purchase Agreement dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” -- Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2012.

10.4	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreements dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” -- Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2012.

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith

31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith

32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith

32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14, 2012	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock
President and Chief Executive Officer

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr. CPA
Executive Vice President and Chief Financial Officer

