Form 10-Q
period 2012-09-30
THERMOENERGY CORP
filed 2012-11-14
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Class – Common Stock, $.001 par value                                             Outstanding at November 12, 2012 – 120,454,575 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash	$528	$3,056
Accounts receivable, net	1,343	4,228
Costs in excess of billings	515	132
Inventories	46	167
Deposits	445	262
Other current assets	209	328
Total Current Assets	3,086	8,173

Property and equipment, net	705	544
Other assets	61	72

TOTAL ASSETS	$3,852	$8,789

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,206	$2,640
Convertible debt, net - current portion	1,250	1,250
Billings in excess of costs	3,338	5,131
Derivative liabilities, current portion	41	706
Other current liabilities	1,927	1,833
Total Current Liabilities	8,762	11,560

Long Term Liabilities:
Derivative liabilities	2,400	101
Convertible debt, net	1,818	1,571
Other long term liabilities	86	160
Total Long Term Liabilities	4,304	1,832

Total Liabilities	13,066	13,392

Commitments and contingencies (Note 10)

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 20,000,000 shares at September 30, 2012 and December 31, 2011:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 208,334 shares at September 30, 2012 and December 31, 2011; issued and outstanding: 208,334 shares at September 30, 2012 and December 31, 2011	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 12,000,000 shares at September 30, 2012 and December 31, 2011; issued and outstanding: 11,664,993 shares at September 30, 2012 and December 31, 2011	117	117
Common Stock, $0.001 par value: authorized: 425,000,000 shares at September 30, 2012 and December 31, 2011; issued: 116,823,372 shares at September 30, 2012 and 85,167,098 shares at December 31, 2011; outstanding: 116,689,575 shares at September 30, 2012 and 85,033,301 shares at December 31, 2011	117	85
Additional paid-in capital	110,026	108,727
Accumulated deficit	(119,455)	(113,510)
Treasury stock, at cost: 133,797 shares at September 30, 2012 and December 31, 2011	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(9,211)	(4,597)
Noncontrolling interest	(3)	(6)
Total Stockholders’ Deficiency	(9,214)	(4,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,852	$8,789

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Restated – See Note 4)		(As Restated – See Note 4)

Revenue	$2,032	$1,193	$5,620	$3,575
Less: cost of revenue	2,031	1,073	5,238	3,321
Gross profit	1	120	382	254

Operating Expenses:
General and administrative	1,035	897	3,951	3,592
Engineering, research and development	160	132	363	259
Sales and marketing	598	561	2,188	1,699
Total operating expenses	1,793	1,590	6,502	5,550

Loss from operations	(1,792)	(1,470)	(6,120)	(5,296)

Other income (expense):
Change in fair value of derivative liabilities	574	440	1,100	3,963
Other derivative expense	(565)	—	(565)	—
Loss on extinguishment of debt	—	(5,159)	—	(12,551)
Interest and other expense, net	(109)	(220)	(374)	(1,124)
Equity in income (loss) of joint ventures	24	(117)	14	(386)

Net loss	(1,868)	(6,526)	(5,945)	(15,394)
Net loss attributable to noncontrolling interest	—	17	2	57

Net loss attributable to ThermoEnergy Corporation	$(1,868)	$(6,509)	$(5,943)	$(15,337)

Net loss per share attributable to ThermoEnergy Corporation, basic and diluted	$(0.02)	$(0.11)	$(0.06)	$(0.27)

Weighted average shares used in computing loss per share, basic and diluted	111,015,893	56,867,098	97,509,352	56,506,905

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
		(As Restated – See Note 4)
Operating Activities:
Net loss	$(5,945)	$(15,394)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	719	757
Equity in (income) losses of joint ventures	(14)	386
Change in fair value of derivative liabilities	(1,100)	(3,963)
Other derivative expense	565	—
Loss on extinguishment of debt	—	12,551
Common stock issued for services	89	—
Non-cash interest added to debt	113	245
Loss on disposal of equipment	131	62
Depreciation	81	57
Amortization of discount on convertible debt	134	592
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	2,885	816
Costs in excess of billings	(383)	(329)
Inventories	(118)	(69)
Deposits	(183)	—
Other current assets	248	(854)
Accounts payable	(434)	1,098
Billings in excess of costs	(1,793)	1,354
Other current liabilities	(8)	(1,023)
Other long-term liabilities	(74)	42

Net cash used in operating activities	(5,087)	(3,672)

Investing Activities:
Investment in joint ventures	(101)	(400)
Purchases of property and equipment	(134)	(127)

Net cash used in investing activities	(235)	(527)

Financing Activities:
Proceeds from exercise of common stock warrants, net of issuance costs of $38	498	—
Proceeds from issuance of common stock and warrants, net of issuance costs of $265	2,296	—
Proceeds from issuance of short-term borrowings	—	4,510
Payments on convertible debt	—	(2,803)

Net cash provided by financing activities	2,794	1,707

Net change in cash	(2,528)	(2,492)
Cash, beginning of period	3,056	4,299
Cash, end of period	$528	$1,807

Cash paid for interest	$—	$136

Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$23	$153
Conversion and tender of convertible debt and accrued interest to Series B Convertible Preferred Stock warrants	$—	$14,138
Tender of Roenigk 2007 and 2008 Convertible Promissory Notes in exchange for Roenigk 2012 Convertible Promissory Note	$1,877	$—
Debt premium recognized on convertible debt	$—	$(131)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The 15% third-party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements. Financial results for Unity Power Alliance (“UPA”) have been consolidated for the period from inception until the date it became a Joint Venture. Accordingly, the Company includes approximately $129,000 of sales and marketing expense related to UPA on its Consolidated Statement of Operations for the nine-month period ended September 30, 2012. Financial results for UPA as a Joint Venture are accounted for under the equity method, as discussed in Note 5. Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company has restated its unaudited interim consolidated financial statements for the three and nine-month periods ended September 30, 2011. See Note 4.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date such as engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized beginning in the period in which they become known.  Provisions for estimated losses on uncompleted contracts are made in the period in which the estimated loss first becomes known. The Company has not recorded any such provisions for the three and nine-month periods ended September 30, 2012.

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

Variable interest entities

The Company assesses whether its involvement with another related entity constitutes a variable interest entity (“VIE”) through either direct or indirect variable interest in that entity. If an entity is deemed to be a VIE, the Company must determine if it is the primary beneficiary (i.e. the party that consolidates the VIE), in accordance with the accounting standard for the consolidation of variable interest entities. VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses and/or the right to receive the residual returns of the entity. The Company qualitatively evaluates if it is the primary beneficiary of the VIE’s based on whether the Company has (i) the power to direct those matters that most significantly impacted the activities of the VIE; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE. See Note 5 for further discussion of UPA as a variable interest entity.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value. Receivables related to the Company’s contracts have realization and liquidation periods of less than one year and are therefore classified as current assets.

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of customers to make required payments and records these allowances as a charge to general and administrative expense. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding. The Company did not have any allowance for doubtful accounts as of September 30, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist primarily of raw materials and supplies. Work in process inventories relate to systems currently being constructed for future use or sale.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Inventories consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Raw materials	$46	$67
Work in process	—	100
	$46	$167

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

The Company recorded a loss of $131,000 in the first quarter of 2012 related to the disposal of a system previously used for pre-sales testing. This loss is included in sales and marketing expense on its Consolidated Statement of Operations for the nine-month period ended September 30, 2012.

The Company performed an evaluation of its property and equipment as of September 30, 2011 in conjunction with relocating its headquarters and recorded a write-off of $62,000. This impairment loss is included as a component of interest and other expense on the Company’s Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2011.

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

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. The carrying amount of the Company’s convertible debt was $3,068,000 and $2,821,000 at September 30, 2012 and December 31, 2011, respectively, and approximates the fair value of these instruments. The Company’s derivative liabilities are recorded at fair value. No assets are recorded at fair value as measured on a recurring basis.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

Series B Convertible Preferred Stock

The Company determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models it considers to be appropriate. Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of the Company's consolidated balance sheets. The value of beneficial conversion features upon issuance are considered a “deemed dividend” and are added as a component of net loss attributable to common stockholders in the Company’s Consolidated Statements of Operations. There were no deemed dividends in the three or nine-month periods ended September 30, 2012 or 2011.

Net income (loss) per share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted net income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of including additional shares using the treasury stock and if-converted methods in computing the Company’s diluted net loss per share would be antidilutive and, accordingly, such additional shares have not been considered in computing diluted net loss per share for the nine-month periods ended September 30, 2012 and 2011 (as restated).

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

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the quarter ended September 30, 2012.

At September 30, 2012, the Company had cash of $528,000, a decrease of approximately $2.5 million from December 31, 2011. The Company has incurred net losses since inception, including a net loss of approximately $5.9 million during the nine-month period ended September 30, 2012 and had an accumulated deficit of approximately $119.5 million at September 30, 2012.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Based upon management's projections, the Company will require additional capital to continue commercialization of the Company’s power and water technologies (the “Technologies”) and to support current operations. The Company had a working capital deficit of approximately $5.7 million at September 30, 2012. Any change to management projections will increase or decrease this deficit. In addition, the Company may be subject to tax liens if it cannot abide by the terms of the Offer in Compromise approved by the Internal Revenue Service to satisfactorily settle outstanding payroll tax liabilities (see Note 10). Management is considering several alternatives for mitigating these conditions.

These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this Form 10-Q have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Management successfully completed a program to eliminate the Company’s outstanding secured debt in 2011 and is actively seeking to raise substantial funding through additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive from operations. Management is also actively pursuing commercial contracts to generate operating revenue. Management has determined that the financial success of the Company is largely dependent upon the Company’s ability to collaborate with financially sound third parties to pursue projects involving the Technologies.

As more fully described in Note 7, the Company initiated the following financing transactions during 2012:

On January 10, 2012, the Company received proceeds totaling $498,000, net of issuance costs, from the exercise of an aggregate of 5,633,344 warrants at an exercise price of $0.095 per share.

On July 11, 2012, the Company received proceeds totaling $1,566,000, net of issuance costs, from the issuance of 17,316,250 shares of the Company’s Common Stock, warrants for the purchase of an additional 18,670,375 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 1,354,125 shares at an exercise price of $0.10 per share.

On August 9, 2012, the Company received proceeds totaling $729,000, net of issuance costs, from the issuance of 8,287,500 shares of the Company’s Common Stock, warrants for the purchase of an additional 9,116,250 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 828,750 shares at an exercise price of $0.10 per share.

Also, as more fully described in Note 11, on October 9, 2012 the Company received proceeds of $331,000, net of issuance costs, from the issuance of 3,765,000 shares of the Company’s Common Stock, warrants for the purchase of an additional 4,141,500 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 376,500 shares at an exercise price of $0.10 per share.

As discussed in Note 6, the Company’s 2011 Convertible Bridge Notes mature on December 31, 2012. These Notes are convertible into shares of a future series of Preferred Stock at a conversion price to be determined. While the Company intends to convert these Notes before the maturity date, there can be no assurance that such a conversion will take place. If the Company does not convert these Notes before the maturity date, it will seek to extend the maturity date on these Notes, which are held by four principal investors of the Company.

See Note 3 for a discussion of the termination of the Company’s contract with the New York City Department of Environmental Regulation (“NYCDEP”).

Note 3: Risks and Uncertainties

On August 22, 2012, the NYCDEP issued a stop work order to the Company relative to its contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. On November 13, 2012, the NYCDEP notified the Company that it is terminating the contract, effective November 29, 2012.

The Company suspended all work on this contract as of August 22, 2012 and has halted all work with its major vendors. The Company has accordingly ceased recognition of revenues as of August 22, 2012 and has recorded all incremental costs as period costs on its Consolidated Statement of Operations.

As of November 13, 2012, the Company has billed approximately $14.8 million to the NYCDEP related to this contract, of which approximately $13.3 million has been paid and $1.5 million remains outstanding. These amounts do not include any future billings for costs incurred as a result of this termination.

Because of this contract termination, the Company's revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 80% of the Company's revenues for the year ended December 31, 2011 and approximately 63% and 81% of the Company's revenues for the three and nine-month periods ended September 30, 2012, respectively. The Company has yet to begin discussions with the NYCDEP about the termination, and accordingly, the Company cannot determine a final outcome at this time.

Note 4: Restatement

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

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 reflects the impact of this restatement on the applicable unaudited quarterly financial information for the three and nine months ended September 30, 2011 presented in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Quarterly Reports on Form 10-Q, as originally filed, for each of the first three quarters of 2011 have not been and will not be amended. The financial statements included in such reports should not be relied on.

The impact of the errors on the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2011 is summarized below (in thousands):

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

Note 5:  Joint Ventures

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

September 30, 2012

(Unaudited)

Unity Power Alliance LLC

On March 8, 2012, the Company announced the formation of Unity Power Alliance LLC (“UPA”). UPA was formed with the intention to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology.

On June 20, 2012, the Company entered into an agreement with Itea S.p.A. (“Itea”) for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize the two parties’ propriety technology to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and subsequently construct a demonstration facility based on the technology as implemented in the pilot plant. Itea was granted the option to acquire a 50% ownership interest in UPA for $1,250. On July 16, 2012, Itea exercised its option and acquired the 50% ownership interest in UPA.

UPA is governed by a Board of Directors, with half of the directors nominated by each of the Company and Itea. Administrative expenses of UPA are borne jointly by the Company and Itea, and financing for development expenses will be obtained from third parties.

Also on June 20, 2012 the Company and Itea entered into a License Agreement whereby the Company and the Company’s majority-owned subsidiary, TEPS, and Itea granted a non-exclusive, non-transferable royalty-free license to UPA to use their intellectual property relating to pressurized oxycombustion. The licenses to UPA became effective upon Itea’s acquisition of its ownership interest in UPA. The License Agreement further provides that, if UPA successfully obtains funding and project support to construct the pilot plant, the parties may grant licenses of their respective intellectual property and know-how to each other or to third parties for the operation of power plants based on such intellectual property and know-how, and royalties will be shared as defined in the License Agreement.

In September 2012, UPA was awarded a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As of September 30, 2012, UPA has not received any funding and has not recorded any revenues related to this grant. As part of UPA's project, in October 2012, the Company received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant.

In accordance with ASC 810, Consolidation, the Company determined that it held an variable interest in UPA and that UPA was a variable-interest entity. However, the Company has concluded that it is not required to consolidate the financial statements of UPA as of and for the three and nine-month periods ended September 30, 2012. The Company reviewed the most significant activities of UPA and determined that because the Company shares the power to direct the activities of UPA with Itea, it is not the primary beneficiary of UPA. Accordingly, the financial results of UPA is accounted for under the equity method of accounting.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 6: Convertible debt

Unsecured convertible debt consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Roenigk 2007 Convertible Promissory Note, 5%, due March 21, 2013, less discount of $78 at December 31, 2011	$—	$860
Roenigk 2008 Convertible Promissory Note, 5%, due March 7, 2013, less discount of $181 at December 31, 2011	—	711
December 2011 Convertible Promissory Notes, 12.5%, due December 31, 2012	1,250	1,250
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $126 at September 30, 2012	1,818	—
	3,068	2,821
Less: Current portion	(1,250)	(1,250)
	$1,818	$1,571

Roenigk 2007 Convertible Promissory Note

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $24,000 of accrued interest to the principal balance of the Note during the nine months ended September 30, 2012. Total interest added to the principal balance of the Note was $213,000 as of June 20, 2012.

On June 20, 2012, the Noteholder tendered this Note, together with the 2008 Convertible Promissory Note discussed below, as consideration for the issuance of the 2012 Convertible Promissory Note, as discussed below.

Roenigk 2008 Convertible Promissory Note

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007. The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee. The Company added $22,000 of accrued interest to the principal balance of the Note during the nine months ended September 30, 2012. Total interest added to the principal balance of the Note was $165,000 as of June 20, 2012.

On June 20, 2012, the Noteholder tendered this Note, together with the 2007 Convertible Promissory Note discussed above, as consideration for the issuance of the 2012 Convertible Promissory Note, as discussed below.

December 2011 Convertible Promissory Notes

On December 2, 2011 the Company entered into Bridge Loan Agreements with four of its principal investors pursuant to which the Investors agreed to make bridge loans to the Company of $1.25 million in exchange for 12.5% Promissory Notes (the “December 2011 Bridge Notes”).  The December 2011 Bridge Notes bear interest at the rate of 12.5% per year and are due and payable on December 31, 2012. The entire unpaid principal amount, together with all interest then accrued and unpaid under each December 2011 Bridge Note, is convertible into shares of a future series of Preferred Stock at a conversion price to be determined.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The December 2011 Bridge Notes contain other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default. No such Events of Default occurred as of September 30, 2012 and through the date of this filing.

Roenigk 2012 Convertible Promissory Note

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 in the principal amount of $1,877,217 in exchange for the 2007 Convertible Promissory Note and the 2008 Convertible Promissory Note (the “Old Notes”). The Note bears interest at the rate of 5% per annum from April 1, 2012 through May 31, 2012, then bears interest at the rate of 8% per annum until the maturity date, March 31, 2014. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $5,000 deferral fee. The Company added $67,000 of accrued interest to the principal balance of the Note during the nine months ended September 30, 2012.

The exchange of the Old Notes for this Note has been accounted for as a troubled debt restructuring in the second quarter of 2012. In summary, the Company was granted a one year extension of the maturity date of the Old Notes, and the interest rate was increased from 5% to 8% per annum. The Company evaluated the anticipated future cash flows of this Note and determined that they exceed the carrying value (and accrued interest thereon) of the Old Notes. As a result, the Company did not record a loss or gain on this transaction.

Note 7: Equity

Common Stock

On January 10, 2012, the Company entered into Warrant Amendment Agreements with six individuals who acquired warrants from five funds affiliated with Security Investors, LLC for the purchase of an aggregate of 5,633,344 shares of the Company’s Common Stock (collectively, the “Warrants”). Pursuant to the Warrant Amendment Agreements, the Company amended the Warrants to change the exercise prices from $0.30 per share to $0.095 per share, and the Investors agreed to exercise all of the Warrants immediately for cash. The Company received proceeds totaling $498,000, net of issuance costs, from the exercise of the Warrants.

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

On July 11, 2012, the Company entered into Securities Purchase Agreements (the “Agreements”) with twenty-four individuals and entities (the “Investors”) pursuant to which the Company issued an aggregate of 17,316,250 shares of Common Stock, Warrants for the purchase of an additional 18,670,375 shares of Common Stock at an exercise price of $0.15 per share and Warrants for the purchase of an additional 1,354,125 shares of Common Stock at an exercise price of $0.10 per share. The aggregate purchase price for the Shares and Warrants was $1,731,625, and the Company received proceeds of $1,565,908, net of issuance costs. The Warrants entitle the holders thereof to purchase shares of Common Stock at any time on or prior to July 11, 2017.

On August 9, 2012, the Company entered into Securities Purchase Agreements (the “Agreements”) with eleven additional individuals and entities (the “Investors”) pursuant to which the Company issued an aggregate of 8,287,500 shares of Common Stock, Warrants for the purchase of an additional 9,116,250 shares of Common Stock at an exercise price of $0.15 per share and Warrants for the purchase of an additional 828,750 shares of Common Stock at an exercise price of $0.10 per share. The aggregate purchase price for the Shares and Warrants was $828,750, and the Company received proceeds of $729,068, net of issuance costs. The Warrants entitle the holders thereof to purchase shares of Common Stock at any time on or prior to July 11, 2017.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The Agreements described above include a price protection provision pursuant to which, at any time on or before January 11, 2014, the Company issues and sells any shares of Common Stock or securities convertible into Common Stock (“Convertible Securities”) at a price less than $0.10 per share (a “Dilutive Transaction”), the purchase price for the Shares shall automatically be reduced to a price equal to the price at which such shares were issued and sold (the “Reduced Price”) and the Company will issue to the Investors, for no additional consideration, a sufficient number of additional Shares so that the effective price per Share equals the Reduced Price. The Warrants include a similar price protection provision pursuant to which, upon a Dilutive Transaction, the exercise price of the Warrants shall automatically be reduced to a price equal to 150% of the Reduced Price. Upon such adjustment, the number of Warrant Shares issuable upon exercise of a Warrant shall automatically be adjusted by multiplying the number of shares issuable upon exercise of such Warrant immediately prior to the Dilutive Issuance by a fraction, (i) the numerator of which shall be the exercise price immediately prior to the Dilutive Issuance and (ii) the denominator of which shall be the exercise price as adjusted. See Note 8 for further discussion of the accounting treatment of these price protection revisions.

See Note 11 for discussion of the Company’s sale of Common Stock on October 9, 2012.

At September 30, 2012, approximately 261 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Stock Options

During the nine-month period ended September 30, 2012, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 7,060,000 stock options under the Company’s 2008 Incentive Stock Plan. The options are exercisable at $0.097 - $0.30 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates. Options granted to non-employee directors vest on the date of the Company’s 2012 Annual Meeting of Stockholders; options granted to employees vest ratably over a four-year period.

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the nine-month periods ended September 30, 2012 and 2011:

	2012	2011

Cost of revenue	$6	$19
General and administrative	580	613
Engineering, research and development	70	51
Sales and marketing	63	74
Option expense before tax	719	757
Benefit for income tax	—	—
Net option expense	$719	$757

Option expense for the three and nine-month periods ended September 30, 2012 was calculated using an expected forfeiture rate of 0% - 20%. A forfeiture rate of 0% was used for the comparative period of 2011.

The fair value of options granted during the nine-month periods ended September 30, 2012 and 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2012	2011

Risk-free interest rate	0.83% - 2.23%	3.5%
Expected option life (years)	6.25 – 10.0	6.25
Expected volatility	91% - 92%	91%
Expected dividend rate	0%	0%

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

A summary of the Company’s stock option activity and related information for the nine-month periods ended September 30, 2012 and 2011 follows:

	2012		2011
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	19,674,102	$0.38	22,065,402	$0.57
Granted	7,060,000	$0.16	1,200,000	$0.30
Canceled	(800,000)	$0.30	(4,088,800)	$1.38
Outstanding, end of period	25,934,102	$0.32	19,176,602	$0.47
Exercisable, end of period	13,733,112	$0.41	9,864,590	$0.62

The weighted average fair value of options granted was approximately $0.11 and $0.23 per share for the nine-month periods ended September 30, 2012 and 2011, respectively. The weighted average fair value of options vested was approximately $942,000 and $718,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Exercise prices for options outstanding as of September 30, 2012 ranged from $0.097 to $1.50. The weighted average remaining contractual life of those options was approximately 7.9 years at September 30, 2012. The weighted average remaining contractual life of options vested and exercisable was approximately 7.1 years at September 30, 2012.

As of September 30, 2012, there was approximately $730,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The Company recognizes stock-based compensation on the straight-line method.

Warrants

At September 30, 2012, there were outstanding warrants for the purchase of 106,685,446 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $0.55 per share (weighted average exercise price was $0.30 per share). The expiration dates of these warrants are as follows:

Year	Number of Warrants
2012	11,333,333
2013	8,896,554
2014	6,159,436
2015	6,188,879
2016	42,795,244
After 2016	31,312,000
106,685,446

Note 8: Derivative Liabilities

As part of the financing transactions in the third quarter of 2012 as discussed in Note 7, if the Company issues and sells any shares of Common Stock or securities convertible into Common Stock (“Convertible Securities”) at a price less than $0.10 per share at any time on or before January 11, 2014 (a “Dilutive Transaction”), the purchase price for the shares shall automatically be reduced to a price equal to the price at which such shares were issued and sold (the “Reduced Price”), and the Company will issue to the Investors, for no additional consideration, a sufficient number of additional shares so that the effective price per share equals the Reduced Price.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The Warrants include a similar price protection provision pursuant to which, upon a Dilutive Transaction, the exercise price of the Warrants shall automatically be reduced to a price equal to 150% of the Reduced Price. Upon such adjustment, the number of shares issuable upon exercise shall automatically be adjusted by multiplying the number of shares issuable upon exercise of such warrant immediately prior to the Dilutive Transaction by a fraction, (i) the numerator of which shall be the exercise price immediately prior to the Dilutive Transaction and (ii) the denominator of which shall be the exercise price as adjusted.

Because these provisions as described above are not indexed to the Company’s Common Stock, the value of the anti-dilution features of the Common Stock and the value of the Warrants must be bifurcated and treated as derivative liabilities. As a result, the Company initially recorded derivative liabilities totaling $2,734,000 in the third quarter of 2012. Because the Company recorded derivative liabilities that exceeded the proceeds received in the third quarter of 2012, the Company recorded a charge of approximately $565,000. This amount is recorded as other derivative expense on the Company’s Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2012.

Liabilities measured at fair value on a recurring basis as of September 30, 2012 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities – current portion	$41	$-	$-	$41
Derivative liabilities – long-term portion	2,400	-	-	2,400

Total	$2,441	$-	$-	$2,441

The Monte Carlo Simulation lattice model was used to determine the fair values at September 30, 2012. The significant assumptions used were: exercise prices between $0.10 and $0.36; the Company’s stock price on September 28, 2012, $0.10; expected volatility of 55% - 75%; risk free interest rate between 0.16% and 0.23%; and a remaining contract term between 3 months and 58 months.

Liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities – current portion	$706	$-	$-	$706
Derivative liabilities – long-term portion	101	-	-	101

Total	$807	$-	$-	$807

The Monte Carlo Simulation lattice model was used to determine the fair values at December 31, 2011. The significant assumptions used were: exercise prices between $0.185 and $0.36; the Company’s stock price on December 31, 2011, $0.19; expected volatility of 82.9%; risk free interest rate between 0.12% and 0.25%; and a remaining contract term between 1 and 2 years.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

Balance at December 31, 2011	$807
Issuance of warrants as derivative liabilities	2,734
Change in fair value	(1,100)
Balance at September 30, 2012	$2,441

Note 9: Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies. The Company currently generates almost all of its revenues from the sale and application of its water treatment technologies. Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development. In 2009, the Company established BTCC, a joint venture with Babcock Power Development, LLC, for the purpose of developing and commercializing the Company’s clean energy technology. This joint venture is currently in the dissolution process. In March 2012, the Company established UPA to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology, and in July 2012, Itea acquired a 50% ownership interest in UPA, making it a joint venture.

Because revenues and costs related to the Company’s clean energy technologies is immaterial to the entire Company taken as a whole, the financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies.

The Company’s operations are currently conducted solely in the United States. While the Company has begun marketing and selling its products in Asia and Europe, the Company has not generated any revenues from such activities. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

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

Accrued payroll taxes, which include taxes, penalties and interest related to state taxing authorities, totaled approximately $399,000 and are included in other current liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2012. The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

On July 16, 2012, Andrew T. Melton, the Company’s former Executive Vice President and Chief Financial Officer (“Melton”), filed a Complaint in the United States District Court, Eastern District of Arkansas alleging, among other things, wrongful termination of employment. Mr. Melton is claiming damages in the aggregate amount of approximately $2.2 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement. The Company is currently in the discovery process and intends to vigorously defend this litigation.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

On October 16, 2012, Alexander Fassbender, a creditor of the Company pursuant to a promissory note dated as of April 11, 2011, filed for entry of a confessed judgment against the Company in Fairfax County, Virginia, Circuit Court seeking payment of $100,000 in principal, default interest at 18% and attorneys’ fees of not less than $25,000, resulting from an alleged late monthly installment payment by the Company under the Note.  The Company disputes that it defaulted under the promissory note, and Mr. Fassbender has acknowledged receipt of the monthly installment payment, although he claims that it was paid late.  The Company has filed a Motion to Set Aside or Vacate the Confessed Judgment and has requested a hearing on November 30, 2012.  The Company has accrued all costs as of September 30, 2012, pending resolution of this matter.

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

See Note 3 for a discussion of the termination of the Company’s contract with NYCDEP.

Note 11: Subsequent events

On October 9, 2012, the Company entered into Securities Purchase Agreements (the “Agreements”) with nine individuals (the “Investors”) pursuant to which the Company issued an aggregate of 3,765,000 shares of Common Stock, Warrants for the purchase of an additional 4,141,500 shares of Common Stock at an exercise price of $0.15 per share and Warrants for the purchase of an additional 376,500 shares of Common Stock at an exercise price of $0.10 per share. The aggregate purchase price for the Shares and Warrants was $376,500, and the Company received proceeds of $331,196, net of issuance costs. The Common Stock and Warrants were issued on terms similar to the Company’s financing transactions on July 11, 2012 and August 9, 2012 as discussed in Note 7.

On October 4, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with C13 Thermo LLC (the “Lender”) pursuant to which the Lender established a credit facility allowing the Company to borrow up to $700,000 (the “Credit Facility”) to finance the fabrication and testing of an Ammonia Reduction Process system utilizing the Company’s proprietary technology (the “Project”). The Company issued to the Lender a promissory note in the principal amount of $700,000 (the “Note”).

Amounts borrowed under the Credit Facility will not bear interest (except in the case of an event of default, in which case all amounts borrowed, together with all fees, expenses and other amounts due, shall bear interest at the default rate of 8% per annum). Upon maturity of the Note, the Company will be charged a commitment fee equal to 10% of the aggregate principal amount borrowed under the Credit Facility. The Credit Facility expires, and all amounts due under the Note, together with all commitment fees incurred under the Loan Agreement, will become due and payable, on the earlier of (i) March 4, 2013 or (ii) the date on which the Company first draws against an irrevocable documentary letter of credit that has been issued for the Company’s benefit in connection with the Project. The Company may repay the Note in whole or in part at any time without premium or penalty.

See Note 3 for a discussion of the termination of the Company’s contract with NYCDEP.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions are hereby incorporated by reference into this Quarterly Report.

Overview

Founded in 1988, ThermoEnergy is a diversified technologies company engaged in the worldwide development, sale and commercialization of patented and/or proprietary technologies for the recovery and recycling of wastewater, chemicals, metals, and nutrients from waste streams at oil & gas, biogas, powerplant, industrial, and municipal operations. In addition, the company holds patents on pressurized oxy-combustion technology for clean, coal-fired power generation.

Wastewater Solutions

The Company has spent nearly two decades developing sustainable water treatment and recovery systems that help industry and municipalities operate more efficiently, save money, reduce their carbon footprint and meet their sustainability goals.

Award-Winning Technology

We believe our TurboFrac system provides versatile and cost effective solutions to recover and recycle clean, usable water from contaminated produce water created by the hydraulic fracturing of oil and gas wells. Our FracGen systems create hydrofracking-grade water from briny water in local aquifers located in arid areas. FracGen reduces demand on local potable water supplies and reduces the cost of transporting fresh water from other geographic locations.

Our versatile, award-winning CAST® (Controlled Atmospheric Separation Technology), RCAST®, and high-flow TurboCAST systems can be utilized as an effective stand-alone wastewater, chemical, metal or nutrient recovery system, or as part of an integrated recovery solution. These state-of-the-art vacuum assisted distillation units offer significant advantages over other evaporative technologies such as thin film and nucleate boiling. They are specially designed for high-strength wastewaters with high Total Dissolved Solids and Total Suspended Solids typically found in industrial, municipal and agricultural recovery processes.

In industrial applications, our Zero-Liquid-Discharge (ZLD) Systems can recover nearly 100% of valuable chemical resources or wastewater for immediate reuse or recycling with no liquid leaving the facility. CAST concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. This patented technology is designed and constructed to exceed the demands of harsh chemical environments.

Fast Return on Investment

We believe our wastewater recovery systems reduce costs by recovering process chemicals, metals, and clean water for reuse or recycling and eliminating most of the costly disposal of hazardous waste or process effluent. These solutions offer a solid return on our customers’ investments and a quick payback with continued savings and efficiency for many years.

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

Specific wastewater solutions include:

•	Creating new supplies of usable water and recycling wastewater in the oil and gas industry
•	Recovering ammonia and creating fertilizer from anaerobic digesters
•	Recovering and recycling ammonia in industrial and municipal operations
•	Recovering chemicals or metals from industrial wastewater
•	Recovering and recycling glycol

Power Generation Technologies

We are also the owner of a patented pressurized oxycombustion technology that converts fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions, and at the same time removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology can be used to build new or retrofit old fossil fuel power plants around the world that produce near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology. The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and will be developed and commercialized through our new joint venture, Unity Power Alliance (UPA).

On June 20, 2012, we entered into an Agreement with Itea S.p.A. (“ITEA”) for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and subsequently construct a demonstration facility based on the technology as implemented in the pilot plant. ITEA was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, ITEA exercised its option and acquired the 50% ownership interest in UPA. As of September 30, 2012, the financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810.

In September 2012, Unity Power Alliance received a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. After successful completion of the first phase of the program, it is anticipated that a much larger Phase 2 will occur, with DOE awards in the $10-20 million range applied toward the construction of a pilot scale plant. As part of UPA's project, in October 2012, we received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant.

We currently generate revenues from the sale and development of wastewater treatment systems. We enter into contracts with our customers to provide a wastewater treatment solution that meets the customer’s present and future needs. Our revenues are tied to the size and scale of the wastewater treatment system required by the customer, as well as the progress made on each customer contract.

Historically we marketed and sold our products primarily in North America. In 2011, we began marketing and selling our products in Asia and Europe. These marketing and sales activities are performed by our direct sales force and authorized independent sales representatives.

On August 22, 2012, the New York City Department of Environmental Regulation (“NYCDEP”) issued a stop work order to us relative to our contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward.  On November 13, 2012, the NYCDEP notified us that it is terminating the contract, effective November 29, 2012.

We suspended all work on this contract as of August 22, 2012 and have halted all work with our major vendors. We have accordingly ceased recognition of revenues as of August 22, 2012 and have recorded all incremental costs as period costs on its Consolidated Statement of Operations.

Because of this contract termination, our revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 80% of our revenues for the year ended December 31, 2011 and approximately 63% and 81% of our revenues for the three and nine-month periods ended September 30, 2012, respectively. We have yet to begin discussions with the NYCDEP about the termination, and accordingly, we cannot determine a final outcome at this time.

We have made significant progress over the past year in resolving our past legal and financial issues, strengthening our balance sheet, hiring key management personnel and building our business for future growth. However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $5.9 million for the nine-month period ended September 30, 2012 and $17.4 million for the year ended December 31, 2011. Cash outflows from operations totaled $5.1 million for the nine-month period ended September 30, 2012 and $6.1 million for the year ended December 31, 2011. As a result, we will require additional capital to continue to fund our operations.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Management believes there have been no material changes during the nine months ended September 30, 2012 to the critical accounting policies reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Restatement of Financial Statements

The unaudited quarterly financial information for the three and nine-month periods ended September 30, 2011 were restated to correct errors in the valuation of our derivative liabilities and accounting for certain financing transactions in those periods. These errors in our financing transactions were caused by our incorrectly accounting for the amendment of our CASTion Notes and 2010 Bridge Notes as a debt modification instead of a debt extinguishment in the first quarter of 2011. The errors in our derivative liabilities were due to deficiencies in our valuation model and methodology used to calculate the fair value of such liabilities in the first three quarters of 2011.

We restated the effects of these errors for the affected periods in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. The net effect of these errors resulted in decreases in our net loss to common stockholders of $3.9 million and $0.7 million in the three and nine-month periods ended September 30, 2011, respectively, as compared to the amounts that had previously been reported. None of these errors related to our cash position, revenues or loss from operations for any of the periods in which such errors occurred.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 includes the impact of this restatement on the applicable unaudited quarterly financial information for the three and nine-month periods ended September 30, 2011 presented in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows as reported in our Annual Report on Form 10-K filed on May 14, 2012.

Results of Operations

Comparison of Quarters Ended September 30, 2012 and 2011 (as restated)

Revenues totaled $2,032,000 for the third quarter of 2012, an increase of 70% compared to $1,193,000 for the third quarter of 2011. Revenues in the third quarter of 2012 were primarily driven by revenues from our New York City Department of Environmental Protection ("NYCDEP") contract as well as our first sale of a mobile FracGen water production system to the oil and gas industry. In the third quarter of 2011, we substantially completed production on one industrial contract and were in the later stages of engineering and design work on the NYCDEP contract.

Gross profit for the third quarter of 2012 was $1,000 compared to gross profit of $120,000 in the third quarter of 2011. The decrease in gross profit is attributable to lower margins on our first mobile FracGen water production system due to higher than expected production costs on the first unit as well as a stop work order issued in August 2012 on the NYCDEP contract. Due to the stop work order, we incurred ongoing production related costs that could not be charged to the project in the quarter. The contract was terminated in November, which will result in fourth quarter and early 2013 revenues and gross margin to be adversely affected. However, given our focus on the oil & gas and biogas industries, we expect the short-term effect of the termination of the NYCDEP contract will be offset by implementing our long-term strategy. Gross profit in the third quarter of 2011 related to work performed on NYCDEP and a completed industrial project, which generated higher margins.

General and administrative expenses for the third quarter of 2012 was $1,035,000 compared to $897,000 for the third quarter of 2011. The increase in expenses were primarily due to increased legal costs attributable to our third quarter financings and patent applications.

Engineering, research and development expenses for the third quarter of 2012 was $160,000 compared to $132,000 for the third quarter of 2011. The increase is attributable to reduced utilization of our engineering team in the third quarter of 2012 compared to 2011. Engineering costs directly related to our projects are charged to Cost of Sales.

Sales and marketing expenses for the third quarter of 2012 was $598,000 compared to $561,000 in the third quarter of 2011. The Company's sales and marketing efforts in the third quarter of 2012 were redirected and increased to focus on the oil & gas and biogas industries over the municipal and other traditional markets in the prior year.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $574,000 in the third quarter of 2012 compared to $440,000 in the third quarter of 2011. Income in the third quarter of 2012 and 2011 relate primarily to the passage of time and the decrease in our stock price and an increase in warrants that are classified as derivative liabilities.

Other derivative expense of $565,000 in the third quarter of 2012 represents the amounts by which the initial valuation of derivative liabilities created in conjunction with our financing transactions in July and August of 2012 exceeded the amounts raised by these financing transactions. We had no such expenses in the third quarter of 2011.

There was no loss on extinguishment of debt in the third quarter of 2012 in comparison to a loss of $5,159,000 in the third quarter of 2011. The loss on extinguishment of debt in the third quarter of 2011 relates to the conversion of our CASTion Notes, 2010 Bridge Notes and 2011 Bridge Notes into shares of our Series B Convertible Preferred Stock.

Interest and other expense decreased during the third quarter of 2012 compared to 2011 by $111,000, due mainly to lower debt levels in 2012.

We recognized income related to our joint ventures totaling $24,000 in the third quarter of 2012 compared to losses of $117,000 in the third quarter of 2011. Income in the third quarter of 2012 is attributable to Itea assuming certain expenses of UPA in the third quarter of 2012.

Comparison of Nine-Month Periods Ended September 30, 2012 and 2011 (as restated)

Revenues totaled $5,620,000 for the first nine months of 2012 compared to $3,575,000 for the first nine months of 2011, an increase of $2,045,000 or 57%. We devoted significant resources toward construction-related activities on our NYCDEP contract in 2012, which accounted for most of our revenues in the first nine months of 2012 as well as our first sale of a mobile FracGen water production system to the oil and gas industry. In 2011, we were in the later stages of engineering and design work on our $27.1 million contract with the NYCDEP. These efforts generated lower revenues as stipulated in our NYCDEP contract. In 2011, we also substantially completed production on one industrial contract and started installation work on an industrial contract for which production was completed in 2010.

Gross profit for the first nine months of 2012 was $382,000 (7% of revenues), an increase of $128,000 compared to $254,000 (7% of revenues) in the first nine months of 2011. Gross margin for the first nine months of 2012 were negatively affected by lower margins on our first mobile FracGen water production system due to higher than expected production costs on the first unit as well as a stop work order in issued in August 2012 on the NYCDEP contract. Due to the stop work order, we incurred ongoing production related costs that could not be charged to the project in the quarter. The contract was terminated in November, which will result in fourth quarter and early 2013 revenues and gross margin to be adversely affected. However, given our focus on the oil & gas and biogas industries, we expect the short-term effect due to the termination of the NYCDEP contract will be offset by implementing our long term strategy.

General and administrative expenses increased by $359,000 or 10% in the nine-month period ended September 30, 2012 compared to 2011, primarily due to increased accounting expenses in 2012 and increased legal, consulting and other professional expenses associated with our recent financing efforts, partially offset by decreases in non-cash stock option expenses.

Engineering, research and development expenses increased by $104,000 or 40% in the nine-month period ended September 30, 2012 compared to 2011. The increase is attributable to reduced utilization of our engineering team on our various projects in 2012 compared to 2011; costs directly related to our projects are charged to Cost of Sales.

Sales and marketing expenses increased by $489,000 or 29% in the nine-month period ended September 30, 2012 compared to 2011. This increase is due to increased pre-sales pilot activity, expenses related to development of our water treatment solutions for hydraulic fracturing in the oil & gas industry and higher expenses related to our international business development activities.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $1,100,000 in the nine-month period ended September 30, 2012 compared to $3,963,000 in the nine-month period ended September 30, 2011. Income in the first half of 2012 relates primarily to the passage of time and decrease in our stock price. This derivative income is lower in the first nine months of 2012, as certain derivative liabilities valued in the previous year no longer exist in 2012. Income in 2011 relates to the change in our stock price at September 30, 2011 compared to December 31, 2010 and increasing the expected volatility rate assumption used as of September 30, 2011.

Other derivative expense of $565,000 in the third quarter of 2012 represents the amounts by which the initial valuation of derivative liabilities created in conjunction with our financing transactions in July and August of 2012 exceeded the amounts raised by these financing transactions. We had no such expenses in the third quarter of 2011.

There was no loss on extinguishment of debt in the first nine months of 2012 in comparison to a loss of $12,551,000 in the first nine months of 2011. The 2011 loss on extinguishment of debt relates to the restructuring and then the conversion of certain notes into Company stock during the nine months ended September 30, 2012.

Interest and other expense decreased during the nine-month period ended September 30, 2012 compared to 2011 by $750,000, due mainly to lower debt levels in 2012.

We recognized income related to our joint ventures totaling $14,000 in the first nine months of 2012 compared to losses of $386,000 in the first nine months of 2011. Income in the first nine months of 2012 is attributable to Itea assuming certain expenses of UPA in the third quarter of 2012.

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

However, since the beginning of 2011, we have continued to make significant progress in strengthening our balance sheet and building our business for future growth. We have:

•	Raised $8.2 million of funding in 2011 and $3.1 million of funding in 2012;
•	Made debt service payments totaling $2.8 million and converted all outstanding secured debt and accrued interest totaling $10.1 million into Series B Convertible Preferred Stock;
•	Paid all amounts due to the Internal Revenue Service under the Offer in Compromise that was accepted in March 2011; and
•	Settled a lawsuit related to a former officer’s employment agreement.

Cash used in operations amounted to $5,087,000 and $3,672,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.  Cash used in operations is primarily a result of our continued net losses in 2012 and 2011. Cash used in investing activities included investments in BTCC of $400,000 in 2011, investments in UPA of $101,000 in 2012 and purchases of property and equipment of $134,000 and $127,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. Cash provided by financing activities for the nine-month period ended September 30, 2012 included proceeds from the exercise of common stock warrants of $498,000 and proceeds from the issuance of common stock and warrants totaling $2,296,000; cash provided by financing activities for the nine-month period ended September 30, 2011 included proceeds from the issuance of short-term borrowings of $4,510,000, partially offset by payments on convertible debt of approximately $2,803,000.

At September 30, 2012, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of September 30, 2012, we had a cash balance of $528,000 and current liabilities of approximately $8.8 million, which consisted primarily of accounts payable of approximately $2.2 million, billings in excess of costs of approximately $3.3 million, convertible debt of $1.25 million, derivative liabilities of $41,000 and other current liabilities of approximately $1.9 million.

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

On July 11, 2012, we received proceeds totaling approximately $1,566,000, net of issuance costs, from the issuance of 17,316,250 shares of our Common Stock, warrants for the purchase of an additional 18,670,375 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 1,354,125 shares at an exercise price of $0.10 per share.

On August 9, 2012, we received proceeds totaling approximately $729,000, net of issuance costs, from the issuance of 8,287,500 shares of our Common Stock, warrants for the purchase of an additional 9,116,250 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 828,750 shares at an exercise price of $0.10 per share.

On October 9, 2012 we received proceeds of approximately $331,000, net of issuance costs, from the issuance of 3,765,000 shares of our Common Stock, warrants for the purchase of an additional 4,141,500 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 376,500 shares at an exercise price of $0.10 per share.

In September 2012, we reduced our operating costs by fifteen percent through a reduction in force and the elimination of certain sales and administrative costs, the benefit of which will begin to take effect in our fourth quarter's financial results.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012 due to (i) our failure to adequately allocate a proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

Changes in Internal Controls

The Company did not make any changes to its internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management expected to hire additional qualified personnel in the financial and accounting area in order to remediate these material weaknesses by December 31, 2012. Given our financial condition and other business priorities during the year, management has delayed the hiring and remediation plan to the year ending December 31, 2013.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 16, 2012, Andrew T. Melton, our former Executive Vice President and Chief Financial Officer (“Melton”), filed a Complaint in the United States District Court, Eastern District of Arkansas alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $2.2 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement. We are currently in the discovery process and intend to vigorously defend this litigation.

On October 16, 2012, Alexander Fassbender, a creditor pursuant to a promissory note dated as of April 11, 2011, filed for entry of a confessed judgment against us in Fairfax County, Virginia, Circuit Court seeking payment of $100,000 in principal, default interest at 18% and attorneys’ fees of not less than $25,000, resulting from an alleged late monthly installment payment by us under the Note.  We dispute that we defaulted under the promissory note, and Mr. Fassbender has acknowledged receipt of the monthly installment payment, although he claims that it was paid late.  We have filed a Motion to Set Aside or Vacate the Confessed Judgment and have requested a hearing on November 30, 2012.  We make no prediction as to the likely outcome of the Motion to Set Aside the Confessed Judgment.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 9, 2012, we issued and sold to the Investors identified below, for an aggregate purchase price of $376,500, the number of Shares and Warrants for the purchase of the number of Warrant Shares set forth opposite the names of such Investors:

Investor	Number of Shares	Number of Warrant Shares
Jeffrey Burt IRA	925,000	925,000
Brenda Forwood	250,000	250,000
Jim Guistolisi	625,000	625,000
Michael E. Greene	160,000	160,000
Cecelia Maben IRA	250,000	250,000
Charles McElheney IRA	360,000	360,000
Fred Militello, IRA	250,000	250,000
Owen Family Trust	625,000	625,000
Vincent Rose, Jr. IRA	320,000	320,000

Each Investor has represented that he, she or it is an “accredited investor” (as such term is defined in Rule 501 of Regulation D) and that he, she or it was acquiring his, her or its Shares and Warrants and would acquire the Warrant Shares issuable upon exercise of such Warrant for investment for his, her or its own account and not with a plan or present intention to distribute such shares.

The Shares and Warrants were issued to the Investors in a series of transactions not involving a public offering and without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of such Act. For its services in connection with these transactions, we paid Dawson James Securities, Inc. (“Dawson James”), a registered broker-dealer, a fee of $37,650 and a non-accountable expense allowance of $7,530. As additional compensation for their services, on October 9, 2012 we issued to Dawson James two Common Stock Purchase Warrants, in form identical to the Warrants issued to the Investors except that the cashless exercise provision will apply under all circumstances; one Warrant entitles Dawson James to purchase of up to 376,500 shares of our Common Stock at an exercise price of $0.10 per share and the other Warrant entitles Dawson James to purchase of up to 376,500 shares of our Common Stock at an exercise price of $0.15 per share .

We intend to use the net proceeds from the sale of the Shares and Warrants (after payment of fees and expenses) for general working capital purposes.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreements dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Filed by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2012.

10.1	Form of Securities Purchase Agreement dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Filed by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2012.

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith

31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith

32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith

32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 14, 2012	THERMOENERGY CORPORATION

/s/ Cary G. Bullock
Cary G. Bullock
President and Chief Executive Officer

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr. CPA
Executive Vice President and Chief
Financial Officer

