Form 10-K
period 2012-12-31
THERMOENERGY CORP
filed 2013-03-26
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter, was $6,734,650.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class – Common Stock, $0.001 par value	Outstanding at March 19, 2013 – 120,454,575 shares

THERMOENERGY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. Business

Overview

We are a diversified technologies company engaged in the worldwide commercialization of advanced wastewater treatment systems and carbon reducing power generation technologies.

Our wastewater treatment systems are based on our proprietary Controlled Atmosphere Separation Technology (“CAST®”) platform. Our CAST® systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. Our wastewater treatment systems have applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST® platform technology is owned by our subsidiary, CASTion Corporation (“CASTion”).

We are also the owner of a patented pressurized oxycombustion technology that combusts fossil fuels (including coal, oil and natural gas) and biomass while producing near zero air emissions and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology is intended to be used to build new or to retrofit old fossil fuel power plants globally with near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration. The technology is held in our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and will be co-developed and commercialized through our joint venture, Unity Power Alliance LLC, formed with Itea S.p.A. (“Itea”).

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

Industry Background

The availability of water has become a global challenge as population growth is driving industrial, agricultural and drinking water requirements. Water for oil and gas production and processing competes with agricultural, industrial and drinking water for limited resources. These competing demands are increasing the use of non-potable water supplies and the recovery of process water for reuse as a water source. Brine, saline and brackish water need to be treated for organic substances and dissolved and suspended solids before it can be consumed as drinking or process water. Process, flowback and produced waste water must also be cleaned of chemicals used to manufacture goods or extract oil and gas before it can be recovered and redeployed.

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

Historically, industrial companies would "treat and dispose" of wastewater created in their manufacturing or operating processes. Given the increasing need to reduce operating costs, industrial companies are implementing "treat and recover" technologies such as our CAST® technology. CAST® technology is also used in the “treat and dispose” markets.

Notwithstanding the uncertainty created by the current regulatory environment and economic initiatives, we believe that pressurized oxycombustion could provide an economical and environmentally friendly solution for building new power plants and retrofitting existing power plants.

Our Technologies are very attractive in the global marketplace, where clean water and clean air regulations of some countries are more stringent than those in effect in the United States. While there are a number of pre- and post-combustion carbon capture technologies currently under development, management is unaware of any other primary combustion technology currently available or nearing commercial deployment capable of achieving near zero air emissions as well as capturing greater than 95% of carbon dioxide. There can be no assurance, however, that a competing technology or technologies will not be developed in the future or that the passage of more stringent clean air requirements will result in our Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Growth Strategy

Our business model is based on the new construction or retrofitting of existing wastewater treatment plants for federal, state and municipal governments, industrial clients as well as power generation plants for public and/or merchant utilities worldwide. In instances where a client is well-established in a target market and has sufficient skill to design, build and operate our technologies, we may enter into collaborative working relationships (such as joint ventures, licenses and other similar agreements) to expedite the commercialization of our Technologies.

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

Award-Winning Technology

We believe our TurboFrac system provides versatile and cost effective solutions to recover and recycle clean, usable water from contaminated produce water created by traditional drilling and/or fracturing of oil and gas wells. Our FracGen systems create hydrofracking-grade water from briny water in local aquifers located in arid areas; FracGen reduces demand on local potable water supplies. The use of our Technologies helps reduce operating costs associated with transporting fresh water and disposing treated wastewater.

Our versatile, award-winning CAST® (Controlled Atmospheric Separation Technology), RCAST®, and high-flow Turbo CASTTM systems can be utilized as an effective stand-alone wastewater, chemical, metal or nutrient recovery system, or as part of an integrated recovery solution. These state-of-the-art vacuum assisted distillation units offer significant advantages over other evaporative technologies such as thin film and nucleate boiling. They are specially designed for high-strength wastewaters with high Total Dissolved Solids and Total Suspended Solids typically found in industrial, municipal and agricultural recovery processes.

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

Return on Customer Investment

We believe our wastewater recovery systems reduce costs by recovering process chemicals, metals, and clean water for reuse or recycling and eliminating most of the costly disposal of hazardous waste or process effluent. These solutions offer a solid return on our customers’ investments with continued savings and efficiency for many years.

Our wastewater treatment systems not only meet local, state and federal environmental regulations, but typically provide a rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our systems utilize proven technology to cost effectively process and treat brackish, flowback and produced water in the hydraulic fracturing (“fracking”) process in the oil and gas industries. Our wastewater treatment systems also have global applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

Specific wastewater solutions include:

•	Creating new supplies of usable water and recycling wastewater in the oil and gas industry
•	Recovering ammonia and creating fertilizer from anaerobic digesters
•	Recovering and recycling ammonia in industrial and municipal operations
•	Recovering chemicals or metals from industrial wastewater
•	Recovering and recycling glycol

CASTion’s CAST®, R-CAST® and Proprietary Water Technologies

Our proprietary Controlled Atmosphere Separation Technology (“CAST®” and “R-CAST®”) systems can be utilized as an effective stand-alone wastewater or chemical recovery system, or as part of an integrated plant-wide recovery solution. The CAST® wastewater and chemistry recovery system reduces and/or eliminates costly disposal of hazardous waste or process effluent. When used in a Zero-Liquid-Discharge (“ZLD”) application, we can recover nearly 90% of a customer’s valuable chemical resources or wastewater for immediate disposal, reuse or recycling at our customer’s facility. CAST® concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. CASTion’s water technologies fall into four major categories:

•	Water Sourcing Systems – designed to treat brackish and natural water sources for use in societal and industrial processes;

•	Primary Recovery Systems – designed to treat the majority of an operation’s wastewater for reuse and concentrate the contaminants;

•	Final Recovery Systems – designed to treat the remaining concentrate contaminants for disposal or additional processing to achieve zero liquid discharge; and

•	Compliance Systems – designed to meet strict local and federal regulatory mandates.

Systems integration is key to the success of any treatment or recovery project. Because of this, we provide significant value as a solution provider, thereby ensuring these “state-of-the-art” technologies operate effectively.

Turbo CASTTM

Turbo CASTTM is specifically designed for use in areas where energy costs are high and in applications with high wastewater flows. Turbo CASTTM incorporates the latest in heat recuperation technology, allowing for the recovery of up to 90% of the thermal energy used in the system. Turbo CASTTM provides us with several, new high flow industrial market opportunities. By combining vapor recompression technology with a vacuum assisted flash distillation process, our solution offers a highly energy efficient, very simple to operate system that reduces operating costs. Turbo CASTTM can be retrofitted to our existing CAST® systems, significantly improving energy performance.

Our technology is mobile and deployable in a completely self-contained wastewater processing system that uses our CAST® platform technology. The Mobile CAST® systems can be deployed on-site for a range of applications, including: metals recovery, airport deicing fluid dewatering and recovery, antifreeze dewatering and recovery, biological oxygen demand (BOD) reduction, and ammonia (nitrogen) recovery. The size of our units also facilitates on-site pilot testing that accelerates our sales cycle.

ARP

Our patented Ammonia Recovery Process (“ARP”) captures ammonia from dilute waste streams and converts it into ammonium sulfate, a commercial grade fertilizer, which can be utilized in agricultural markets worldwide. The ARP technology has been proven in more than 150 pilot tests.

ARP is a physical/chemical process, comprised of various patented and/or proprietary components, designed to remove and recover ammonia from aqueous waste streams. In large-scale field demonstration as well as laboratory tests, ARP has been proven to be a reliable, low-cost, environmentally effective method of treating wastewater discharge streams containing nitrogen in the form of ammonia. The ARP separates ammonia out of wastewater discharge streams from electric power, municipal, industrial and agricultural waste via R-CAST® and converts it into standard, commercial-grade, ammonium sulfate fertilizer. We are targeting one such ammonia stream called "centrate"; a liquid product resulting from centrifuging anaerobically digested sewage, sludge or animal waste. Ammonia concentrations found in centrate range from approximately 300 to 3,000 parts per million. Such plants generate primary and waste activated sludges which are typically treated with anaerobic digestion and then dewatered. In the anaerobic digestion process, more than half of the nitrogen in organic nitrogen compounds is converted into ammonia.

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

Thermo ARP™

We recently developed a new, high-efficiency process for recovering nutrients from wastewater called Thermo ARP™. Thermo ARP™ is specifically designed for use with industrial, agricultural and municipal anaerobic digesters where the wastewater stream requires a simpler treatment strategy. Based on our proprietary CAST technology platform, Thermo ARP™ uniquely combines chemistry and flash vacuum distillation to deliver the lowest cost per pound of nitrogen removed when compared with comparable nitrogen treatment technologies on the market today. For industrial, agricultural and municipal high rate anaerobic digesters, Thermo ARP™ has a treatment cost per pound of nitrogen removed that is significantly less than that of the most efficient competing technologies. Both ARP and Thermo ARP™ have the economic and environmental advantage of recovering nitrogen as a fertilizer. Users of this technology can generate revenue from the sale of fertilizer and combine that revenue with nutrient credits now offered in several states to reduce the cost of operating the system and can accelerate payback on the equipment investment.

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

Enhanced Biogas Production

Our Enhanced Biogas Production process is a cost-effective method of processing and treating animal waste from concentrated animal farming that improves the efficiency of aerobic or anaerobic digesters in conventional wastewater treatment plants. Our process retrofits existing wastewater treatment plants to recover excess ammonia from the digesters, making the plant run more efficiently. Through this process, waste is converted into two saleable commodities: energy in the form of methane, and ammonium sulfate, a commercial-grade fertilizer. It can be used as a stand-alone technology, together with our ARP technology, and/or together with our ThermoFuel process. It can also be implemented with the Temperature Phased Anaerobic Digestion technology used by wastewater treatment plant operators to make more biogas and destroy pathogens. Temperature phasing is a relatively new method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion. In the high temperature phase (around 120-140ºF) waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase. In the lower temperature phase (around 90-100ºF) waste solids already reduced in the first phase are more completely broken down to generate additional biogas at lower energy costs.

The Enhanced Biogas Production process is currently protected by patents that we license exclusively. Under the terms of the license agreement, (the “Agreement”) at the time when cumulative sales of the licensed products exceed $20 million, we agree to pay 1% of the net sales thereafter (as defined in the Agreement).

Power Generation Technologies

In addition to our Water Technologies, we are developing a new, advanced power plant design that offers a cost-effective and environmentally responsible solution to both carbon capture and global warming. The power technology is described below.

Pressurized Oxycombustion

We are also the owner of a patented pressurized oxycombustion technology that combusts fossil fuels (including coal, oil and natural gas) and biomass while producing near zero air emissions and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology can be used to build new or retrofit old fossil fuel power plants around the world. The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and will be co-developed and commercialized through our new joint venture, Unity Power Alliance (UPA).

On June 20, 2012, we entered into an Agreement with Itea for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and subsequently construct a demonstration facility based on the technology as implemented in the pilot plant. Itea was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, Itea exercised its option and acquired the 50% ownership interest in UPA. The financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810.

In September 2012, UPA was awarded a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project on a cost reimbursement basis under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. After successful completion of the first phase of the program, it is anticipated that a much larger Phase 2 will occur, with DOE awards in the $10-20 million range applied toward the construction of a pilot scale plant. As part of UPA's project, in October 2012, we received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant.

Pressurized oxycombustion represents a novel thermodynamic approach in power plant design. Based on reliable oxyfuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of all by-products, including all forms or sulfur oxide, nitrogen oxide, mercury, particulates and carbon dioxide, which can then be used for sequestration or beneficial reuse. The key element that differentiates pressurized oxycombustion from conventional oxy-fuel designs is that combustion shifts the temperatures at which water, carbon dioxide, mercury and acid gases condense. Gas-to-liquid nucleate condensation physics is then used to collect and remove the pollutants, while carbon dioxide is recovered as a liquid through direct condensation to reduce harmful air emissions of acid gases, mercury, soot and carbon dioxide. Pressurized oxycombustion is potentially an option for new construction and may offer a cost-effective way to upgrade many existing coal-fired power plants to near zero air emission/carbon capture status.

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

Customers

We have over 70 CAST® wastewater treatment systems deployed worldwide, mostly in the United States. We sell our systems to both small and large businesses, as well as to municipalities. Historically, companies in the Fortune 1000 rankings have accounted for approximately 28% of units sold; these customers include Valero, Proctor & Gamble, General Electric and Caterpillar. Historically, municipalities have accounted for approximately 2% of units sold. The remaining 70% of units were sold to mid- and smaller-sized companies. Approximately 91% of our revenues in 2012 came from the United States; the remainder of our revenues in 2012 came from Asia. All of our revenues in 2011 came from the U.S.

The City of New York Department of Environmental Protection (the “NYCDEP”) was our largest customer during the fiscal years ended December 31, 2012 and 2011, representing approximately 73% and 80% of our total revenues, respectively. On November 29, 2012, the NYCDEP terminated for convenience our contract to install our ARP system at the 26th Ward wastewater treatment facility.

 Manufacturing

We design, manufacture, and service our products from our 48,000 square foot facility at 10 New Bond Street, Worcester, Massachusetts. We utilize custom designed proprietary vessels supported by commercially available or off-the-shelf parts such as pumps and heat exchangers to produce our proprietary solutions for our customers. No single vendor holds a sole source contract nor represents a significant portion of our standard supply chain. We believe we could find alternative suppliers at competitive cost should any of our current suppliers be unable to fulfill our needs.

Sales, Marketing and Technical Support

We primarily sell our products through our direct sales force supported by a network of manufacturer representatives in the U.S. and internationally. Our sales force works closely with our field application engineers and marketing teams in an integrated approach to address a customer's current and future needs. The support provided by our field application engineers is critical in the product qualification stage. Many customers have custom requirements to consider.

We have actively communicated our solutions and brands through participation at trade shows and industry conferences, publication of research papers, byline articles in trade media, in interactive media, interactions with industry press and analysts, press releases, our company website, as well as through print and electronic sales material.

Employees

As of December 31, 2012, we had 26 employees, including 5 in manufacturing, 7 in engineering, 9 in sales and marketing, and 5 in general and administrative. All of our employees were full-time employees, located primarily in our Worcester, Massachusetts fabrication facility. None of our employees are represented by a labor union. We have experienced no work stoppages, and management believes our employee relationships are generally good.

Competition

Our Technologies enable the wastewater treatment and power generation industries to comply with state and federal clean water and clean air regulatory requirements while reducing their cost of operations. We believe that these industries are dominated by process methods developed in the 1940s and 1950s, with only minor improvements since that time. It is our belief that local, state and federal regulatory mandates, as well as amendments to previously enacted clean water regulations (see Government Regulation, below) have rendered the majority of these process methods ineffective, either from an economic or process efficiency standpoint, in meeting these mandates. Yet conventional wisdom continues to enable these technologies to compete with our Technologies for a share of the wastewater treatment market. Competitive factors affecting us include entrenchment and familiarity of the older technologies within our target markets. Likewise, individuals with purchasing authority within our target markets are not as familiar with our Technologies and may be hesitant to adopt them in their municipal or industrial facilities. Plant operators have attempted to meet the regulatory requirements by optimizing existing process methods rather than adopting new technologies, including ours. The cost of developing new technologies and the ability of new companies to enter the wastewater treatment and power generation industries are barriers to entry for new or developing companies. The established companies in the wastewater treatment and power generation markets who attempt to meet the regulatory mandates by modifying conventional technologies comprise our principal competition. However, there can be no assurance that there will not be additional competitors in the future or that such competitors will not develop technologies that are superior to ours.

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

Patents and Other Intellectual Property Rights

We own or license all of our Technologies, including the Technologies discussed previously in this document. Our product engineering and research and development expenses were $460,000 and $299,000 for the years ended December 31, 2012 and 2011, respectively.

We rely on patent, trademark, copyright and trade secret laws and internal controls and procedures to protect our technology. We believe that a robust technology portfolio that is assessed and refreshed periodically is an essential element of our business strategy. We believe that our success will depend in part on our ability to:

•	obtain patent and other proprietary protection for the technology and processes that we develop;

•	enforce and defend patents and other rights in technology, once obtained;

•	operate without infringing the patent and proprietary rights of third parties; and

•	preserve our trade secrets.

We presently have been issued nineteen patents and three patent applications are pending. Patents have been issued in various countries with the main concentration in the United States. Our existing significant U.S. patents will expire between 2021 and 2027.

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

We own or license patents and pending patents covering technologies relating to:

•	ARP - Ammonia removal from a stream;

•	Pressurized Oxycombustion - Thermodynamic efficiency and pollution control; and

•	Enhanced biogas recovery and production.

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

Environmental

Our operations involve the use, generation and disposal of hazardous substances and are regulated under federal, state, and local laws governing health and safety and the environment. Our compliance costs were less than $100,000 in the years ended December 31, 2012 and 2011. We believe that our products and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Government Regulations

We are subject to federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. We regularly assess our compliance with environmental laws and management of environmental matters. We believe that our products and operations at our facilities comply in all material respects with applicable environmental laws.

ITEM 1A. Risk Factors

Disclosures required under this item are not provided, as the Company has elected to follow the scaled disclosure requirements as a smaller reporting company.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive offices are located at 10 New Bond Street, Worcester, Massachusetts 01606, where we lease approximately 48,000 square feet of space from an unaffiliated third party. In the event we require further space, we believe that we can find appropriate facilities in the same geographic area at lease rates comparable to those we currently pay. We do not own any real property.

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

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently party to any material legal proceedings other than those listed above.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "TMEN.OB.” The range of the high and low prices per share for our Common Stock for the four quarters of 2011 and 2012 are shown below.

	High	Low
Year Ended December 31, 2011
First Quarter	$0.35	$0.16
Second Quarter	$0.32	$0.11
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.28	$0.11

Year Ended December 31, 2012
First Quarter	$0.28	$0.16
Second Quarter	$0.19	$0.09
Third Quarter	$0.14	$0.08
Fourth Quarter	$0.11	$0.05

Holders

At March 19, 2013, there were 1,165 holders of record of the issued and outstanding common stock of the Company.

Dividends

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future. Any such dividend payment is at the discretion of our Board of Directors and would depend on our earnings, financial condition and other business and economic factors affecting us at that time which the Board of Directors may consider relevant.

Stock Options

A summary of our stock option activity for the year ended December 31, 2012 is included in Note 7 in the Notes to the Financial Statements attached to this Annual Report on Form 10-K.

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

Overview

Founded in 1988, we are a diversified technologies company engaged in the worldwide development, sale and commercialization of patented and/or proprietary technologies for the recovery and recycling of wastewater, chemicals, metals, and nutrients from waste streams at oil & gas, biogas, power plant, industrial, and municipal operations. In addition, we hold patents on pressurized oxy-combustion technology for clean, coal-fired power generation.

Wastewater Solutions

We have spent nearly two decades developing sustainable water treatment and recovery systems that help industry and municipalities operate more efficiently, save money, reduce their carbon footprint and meet their sustainability goals.

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

Our versatile, award-winning CAST® (Controlled Atmospheric Separation Technology), R-CAST®, and high-flow Turbo CASTTM systems can be utilized as an effective stand-alone wastewater, chemical, metal or nutrient recovery system, or as part of an integrated recovery solution. These state-of-the-art vacuum assisted distillation units offer significant advantages over other evaporative technologies such as thin film and nucleate boiling. They are specially designed for high-strength wastewaters with high Total Dissolved Solids and Total Suspended Solids typically found in industrial, municipal and agricultural recovery processes.

In industrial applications, our Zero-Liquid-Discharge (ZLD) Systems can recover nearly 100% of valuable chemical resources or wastewater for immediate reuse or recycling with no liquid leaving the facility. CAST® concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. This patented technology is designed and constructed to exceed the demands of harsh chemical environments.

Return on Customer Investment

We believe our wastewater recovery systems reduce costs by recovering process chemicals, metals, and clean water for reuse or recycling and eliminating most of the costly disposal of hazardous waste or process effluent. These solutions offer a solid return on our customers’ investments with continued savings and efficiency for many years.

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

Power Generation Technologies

We are also the owner of a patented pressurized oxycombustion technology that combusts fossil fuels (including coal, oil and natural gas) and biomass while producing near zero air emissions and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology can be used to build new or retrofit old fossil fuel power plants around the world. The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and will be developed and commercialized through our new joint venture, Unity Power Alliance (UPA).

On June 20, 2012, we entered into an Agreement with Itea S.p.A. (“Itea”) for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and subsequently construct a demonstration facility based on the technology as implemented in the pilot plant. Itea was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, Itea exercised its option and acquired the 50% ownership interest in UPA. The financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810, as we have concluded that we are not the primary beneficiary.

In September 2012, Unity Power Alliance was awarded a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. After successful completion of the first phase of the program, it is anticipated that a much larger Phase 2 will occur, with DOE awards in the $10-20 million range applied toward the construction of a pilot scale plant. As part of UPA's project, in October 2012, we received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant.

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

On August 22, 2012, the New York City Department of Environmental Regulation (“NYCDEP”) issued a stop work order to us relative to our contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. The NYCDEP terminated the contract effective November 29, 2012.

Because of this contract termination, our revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 73% and 80% of our revenues for the years ended December 31, 2012 and 2011, respectively. We are working through the termination process with the NYCDEP, and accordingly, we cannot determine a final outcome at this time.

We have made significant progress over the past year in resolving our past legal and financial issues, hiring key management personnel and building our business for future growth. However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $7.4 million and $17.4 million for the years ended December 31, 2012 and 2011, respectively. Cash outflows from operations totaled $5.4 million and $6.1 million for the year ended December 31, 2012 and 2011, respectively. As a result, we will require additional capital to continue to fund our operations.

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

Liquidity and Capital Resources

Cash and cash flow data for the periods presented were as follows (in thousands of dollars):

	Year Ended December 31,
	2012	2011

Cash	$4,657	$3,056

Net cash used in operating activities	(5,379)	(6,101)
Net cash used in investing activities	(335)	(535)
Net cash provided by financing activities	7,315	5,393

Since the beginning of 2011, we have continued to make progress in resolving our past financial issues and building our business for future growth. We have:

•	Raised $8.2 million in additional funding in 2011 and $7.3 million in 2012;
•	Made debt service payments totaling $2.8 million and converted all outstanding secured debt and accrued interest totaling $10.1 million into Series B Convertible Preferred Stock in 2011; and
•	Paid all amounts due to the Internal Revenue Service under the Offer in Compromise that was accepted in March 2011.

However, we have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners. During 2012 and 2011, we funded our operations primarily from the sale of convertible debt, short-term borrowings, preferred stock and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. Although we will require substantial additional funding to continue existing operations, we believe that we will be able to obtain additional equity or debt financing on reasonable terms; however, there is no certainty that we will be able to do so. These issues raise substantial doubt about our ability to continue as a going concern.

Cash used in operations amounted to $5,379,000 and $6,101,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in cash used in operations in 2012 is primarily due to higher operating expenses attributed to building our sales and marketing functions throughout 2011. Cash used in investing activities included purchases of property and equipment of $135,000 in each of the years ended December 31, 2012 and 2011; the issuance of a note to our joint venture, UPA, of $100,000 in 2012; and investments totaling $100,000 in our joint venture with UPA in 2012 and BTCC (subsequently dissolved in 2012) totaling $400,000 in 2011.

At December 31, 2012, we did not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of December 31, 2012, we had a cash balance of approximately $4.7 million and current liabilities of approximately $15.6 million, which consisted primarily of accounts payable of approximately $2.1 million, billings in excess of costs of approximately $4.9 million, short term borrowings of approximately $4.2 million; convertible debt of $1.25 million, accrued contract costs of approximately $1.5 million and other current liabilities of approximately $989,000.

The following financing transactions provided our sources of funding for 2012:

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

On July 11, 2012, we issued 17,316,250 shares of our Common Stock and warrants for the purchase of an additional 17,316,250 shares at an exercise price of $0.15 per share for an aggregate purchase price of $1,731,625, and we received proceeds of $1,565,908, net of issuance costs.

On August 9, 2012, we issued 8,287,500 shares of our Common Stock and warrants for the purchase of an additional 8,287,500 shares at an exercise price of $0.15 per share for an aggregate purchase price of $828,750, and we received proceeds of $729,068, net of issuance costs.

On October 4, 2012, we and our subsidiaries, CASTion Corporation and ThermoEnergy Power Systems, LLC, entered into a Loan Agreement (the “Loan Agreement”) with C13 Thermo LLC (the “Lender”), a related party, pursuant to which the Lender established a credit facility allowing us to borrow up to $700,000 (the “Credit Facility”) to finance the fabrication and testing of an Ammonia Reduction Process system utilizing our proprietary technology (the “Project”). We may draw against the Credit Facility from time to time to pay expenses incurred under the budget for the Project. As evidence of our obligation to repay all amounts that may be borrowed under the Credit Facility, on October 4, 2012 we and our subsidiaries that are parties to the Loan Agreement issued to the Lender a promissory note in the principal amount of $700,000. We have borrowed approximately $491,000 against this Credit Facility as of December 31, 2012.

On October 9, 2012 we issued 3,765,000 shares of our Common Stock and warrants for the purchase of an additional 3,765,000 shares at an exercise price of $0.15 per share for an aggregate purchase price of $376,500, and we received proceeds of $331,196, net of issuance costs.

On November 30, 2012, we entered into a Bridge Loan Agreement with a group of investors, all of whom are holders of our Series B Convertible Preferred Stock, pursuant to which such investors made loans to us in the aggregate principal amount of $3,700,000 in anticipation of our designation, offer and issuance of a new series of Preferred Stock.

As of December 31, 2012, we had outstanding convertible debt and short term borrowings totaling approximately $7.5 million (exclusive of debt discounts). Of this amount, debt totaling $1,944,000 is convertible into shares of our Common Stock at the rate of $0.50 per share, and debt totaling $4,950,000 is convertible into a future series of Preferred Stock.

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

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of ThermoEnergy and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial results for UPA have been consolidated for the period from inception until the date it became a Joint Venture. Certain prior year amounts have been reclassified to conform to current year classifications.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting amounts reported in the consolidated financial statements relate to revenue recognition using the percentage of completion method.

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

In circumstances when we cannot estimate the final outcome of a contract, or when we cannot reasonably estimate revenue, we utilize the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when we can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate. We recorded two contracts which represented 8% of our revenues for the year ended December 31, 2012 and one contract which represented approximately 5% of our revenues for the year ended December 31, 2011 utilizing the percentage-of-completion method based on a zero profit margin.

Variable interest entities

We assess whether our involvement with another related entity constitutes a variable interest entity (“VIE”) through either direct or indirect variable interest in that entity. If an entity is deemed to be a VIE, we must determine if we are the primary beneficiary (i.e. the party that consolidates the VIE), in accordance with the accounting standard for the consolidation of variable interest entities. We qualitatively evaluate if we are the primary beneficiary of the VIE’s based on whether we have (i) the power to direct those matters that most significantly impacted the activities of the VIE; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE.

Cash

We place our cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Effective December 31, 2010, extending through December 31, 2012, all “noninterest-bearing transaction accounts” are fully insured, regardless of the balance of the account. Generally our cash in interest-bearing accounts exceeds financial depository insurance limits. However, we have not experienced any losses in such accounts and believe that our cash is not exposed to significant credit risk.

Accounts receivable, net

Accounts receivable are recorded at their estimated net realizable value. Receivables related to our contracts have realization and liquidation periods of less than one year and are therefore classified as current.

We maintain allowances for specific doubtful accounts based on estimates of losses resulting from the inability of customers to make required payments and record these allowances as a charge to general and administrative expense. Our method for estimating our allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding.

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

Income taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted rates and laws that will be in effect when the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance for deferred tax assets is provided if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize interest and penalties related to underpayments of income taxes as a component of interest expense on our Consolidated Statement of Operations.

We estimate contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” We use a two-step process to assess each income tax position.  We first determine whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, we then record the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2012 and 2011, there are no uncertain tax positions that require accrual.

We are subject to taxation in the U.S. and various states. As of December 31, 2012 our tax years for 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2012, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2009. Tax year 2008 was open as of December 31, 2011.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable, short-term borrowings and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of those instruments. The carrying amount of our convertible debt and short term borrowings was $7,279,000 and $2,821,000 at December 31, 2012 and 2011, respectively, and approximates the fair value of these instruments. Our derivative liabilities are recorded at fair value.

Our assets and liabilities carried at fair value are categorized using inputs from the three levels of fair value hierarchy, as follows:

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

Series B Convertible Preferred Stock

We determined the initial value of the Series B Convertible Preferred Stock and investor warrants using valuation models we consider to be appropriate. Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of our Company's Consolidated Balance Sheets.

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

Concentration of Credit Risk and Major Customers

Financial instruments which potentially expose us to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. We restrict our cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk.

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” The authoritative guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption of the authoritative guidance is not permitted. We adopted the provisions of ASU 2011-04 in our fiscal year beginning January 1, 2012, and the provisions of this guidance did not have a material impact on our financial statements or disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Revenues for 2012 were $6,971,000 compared to $5,583,000 in 2011. In 2012, we performed significant system construction work on our NYCDEP contract through the contract’s termination on November 29, 2012, completed 3 industrial projects and performed substantial work on two additional industrial contracts.  In 2011, we completed engineering and design work and started system construction activities on our NYCDEP contract and performed substantial work on two industrial contracts.

Gross profit was $173,000 (2.5% of revenues) in 2012, a decrease of $231,000 compared to gross profit of $404,000 (7.2% of revenues) in 2011. The decrease is primarily due to higher than anticipated production costs on our industrial contracts and recognizing anticipated losses on one industrial contract that adversely affected our gross margin in 2012.

General and administrative expenses totaled $4,751,000 in 2012, a decrease of $118,000 compared to 2011.  The decrease is attributable to lower compensation, consulting and non-cash stock option expenses, partially offset by higher accounting expenses.

Engineering, research and development expenses totaled $460,000 in 2012, an increase of $161,000 compared to 2011. Our engineering group was fully utilized in the first three quarters of 2011 as it performed and completed design and system fabrication work on our NYCDEP contract. Engineering costs directly attributable to our contracts is recorded as a component of cost of revenues. Our engineering group was not utilized as fully in the fourth quarter of 2011 and throughout 2012.

Selling expenses totaled $2,855,000 in 2012, an increase of $407,000 compared to 2011. The increase is mainly due to increased business development activities in 2012 as we developed our technology for use in the oil and gas industries and performed significant pilot work for potential customers in the biogas industry.

Because of our various financing transactions, including the amendment of existing debt issuances and the extinguishment of convertible debt in 2011, we recognized losses on the extinguishment of debt of $12,551,000 in 2011. We did not incur any such losses in 2012.

We recorded income of $1,637,000 in 2012 related to the net change in fair value on our derivative instruments compared to income of $3,936,000 in 2011. This income in both years related primarily to the passage of time and the decrease in our stock price; the variance is due to changes in the number of underlying derivative instruments in 2012 compared to 2011.

Other derivative expense of $567,000 in 2012 represents the amounts by which the initial valuation of derivative liabilities created in conjunction with our financing transactions exceeded the amounts raised by these financing transactions. We had no such expenses in 2011.

We recorded losses in our joint ventures totaling $8,000 in 2012 compared to $389,000 in 2011. BTCC performed significant development work related to our pressurized oxycombustion technology in 2011; this joint venture was dissolved in early 2012. UPA did not have significant activity in 2012.

Interest expense in 2012 totaled $529,000 in 2012, a decrease of $613,000 compared to 2011. This decrease is due to reduced debt levels in 2012 as we repaid and converted all of our secured debt in August 2011.

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

Gross profit was $404,000 or 7.2% of revenues in 2011 compared to gross profit of $75,000 or 2.6% in 2010. The increase is mainly due to higher gross margins realized on the NYCDEP contract in 2011 as we completed engineering and design work and shifted toward higher margin system construction activities in the third quarter of 2011.

General and administrative expenses totaled $4,869,000 in 2011, a decrease of $931,000 compared to 2010.  The decrease is attributable to lower non-cash stock option expense in 2011 as certain tranches of stock options for our executive officers vested ratably at the end of 2010 and ended in early 2011.

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

Because of our various financing transactions, including the amendment of existing debt issuances and the extinguishment of convertible debt in 2011 and 2010, we recognized losses on the extinguishment of debt of $12,551,000 and $5,620,000 in 2011 and 2010, respectively. Losses recognized in 2011 relate to the restructure of our CASTion Notes and our 2010 Bridge Notes in the first quarter of 2011 and the extinguishment of these issuances in the third quarter of 2011; losses in 2010 relate primarily to the writeoff of unamortized debt discounts for beneficial conversion features and warrants issued with the various debt issuances.

We did not incur any warrant-related expenses in 2011. Warrant expense totaling $107,000 in 2010 related to the issuance of warrants to our investment advisor in partial consideration for its services in connection with our private placement of shares of our Series B Convertible Preferred Stock in August 2010.

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

Interest and other expense in 2011 totaled $1,232,000 in 2011, a decrease of approximately $2.1 million compared to 2010. This decrease is due to reduced amortization of debt discounts in 2011 and our repaying and converting all of our secured debt by August 2011.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosures required under this item are not provided, as the Company has elected to follow the scaled disclosure requirements as a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data

See the Company’s consolidated financial statements as of and for the years ended December 31, 2012 and 2011 beginning on page A-1.

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

The Audit Committee of our Board of Directors meets with the independent registered public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters.  The Audit Committee reviews with the independent registered public accountants the scope and results of the audit effort.  The Audit Committee also meets periodically with the independent registered public accountants without management present to ensure that the independent registered public accountants have free access to the Audit Committee.

Our Chief Executive Officer and our Interim Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Our assessment included consideration of the remediation of the material weaknesses described below. Based on this assessment, Management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.  Specifically, Management has determined that our internal controls as of December 31, 2012 were deficient in that (i) we did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; (ii) there was a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively; and (iii) our contract administration procedures were deficient in that we have not been able to consistently estimate contract costs.

Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with our independent registered public accounting firm and expects to hire additional qualified personnel in the financial and accounting area in order to remediate these material weaknesses by December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  The evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer included consideration of the remediation of the material weakness described above.  Based on this evaluation, our Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 due to (i) our failure to adequately allocate proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii)  a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively; and (iii) our contract administration procedures were deficient in that we have not been able to consistently estimate costs.

Management has discussed its conclusions regarding the deficiencies in our disclosure controls and procedures with the Audit Committee and with our independent registered public accounting firm and expects to hire additional qualified personnel in the financial and accounting area in order to remediate these material weaknesses by December 31, 2013.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors:

Name	Position
James F. Wood	Director, Chairman of the Board, President and Chief Executive Officer
Dileep Agnihotri	Director
Joseph P. Bartlett	Director
Cary G. Bullock	Director
J. Winder Hughes III	Director
Shawn R. Hughes	Director
Arthur S. Reynolds	Director
Gregory M. Landegger	Executive Vice President and Chief Financial Officer

James F. Wood, age 71, has served since January 2013 as our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Wood is also a member of the Board of Directors and Chief Executive Officer of our subsidiary, ThermoEnergy Power Systems LLC, and a member of the Board of Directors and President of our subsidiary, CASTion Corporation. From October 2009 to December 2012, Mr. Wood served as Deputy Assistant Secretary for Clean Coal in the United States Department of Energy. In that position, he was responsible for the management and direction of the Department of Energy’s Office of Fossil Energy's clean coal research and development programs. Chief among these was the Carbon Capture, Utilization and Storage program, the Clean Coal Power Initiative, and the Office of Fossil Energy’s $3.4 billion portfolio of Recovery Act projects. Prior to joining the government, he was, from November 2001 to September 2009, President and CEO of Babcock Power Inc., a designer and manufacturer of environmental, pressure part, heat exchanger, combustion equipment and after-market services for the power generation industry with whom we were engaged in a joint venture known as Babcock-Thermo Clean Carbon LLC. From 1996 to 2001, Mr. Wood was President of Babcock & Wilcox Co., an integrated world-wide provider of boiler-systems and after-market services to the power industry. Earlier in his career, Mr. Wood worked in various positions for Babcock & Wilcox and for Wheelabrator Environmental Systems Inc. He has resided abroad for significant periods of time, including in Italy, India, Belgium, Colombia, and Ecuador, and was responsible for Babcock & Wilcox’s foreign subsidiaries and ventures in India, China, Turkey, Egypt and Indonesia. While in the private sector, Mr. Wood served on two federal advisory councils: the National Coal Council and the US-Egypt President's Council. Mr. Wood is Fellow of the American Society of Mechanical Engineers and a Trustee of Clarkson University. He holds a B.S. in Chemical Engineering from Clarkson and an MBA with a focus on international economics from Kent State University. Mr. Wood brings to the Board over 30 years of leadership experience in the power industry and an in-depth understanding of federal, state and international initiatives in clean coal research and development.

Dileep Agnihotri, age 43, has been a director of the Company since January 2012. He is CEO, President, and a member of the Board of Directors of Advanced Hydro Inc., a privately held company commercializing novel membranes technology and turn-key systems for treatment of waste-water in the oil and gas industry, including hydraulic fracturing wastewater recycling applications. He is also serving as acting CEO and a member of the Board of Directors of Graphene Energy, Inc. also a privately held company. Dr. Agnihotri has been a principal at 21 Ventures, LLC, a venture capital management firm providing seed, growth and bridge capital for technology ventures, since 2008. Prior to 21 Ventures and Advanced Hydro, he spent 8 years, from 2001 to 2008, as director and world-wide manager of Jordan Valley Semiconductors Inc., an Israeli private company in the thin-film metrology market, where he managed technology development, applications development and strategic, technical and product marketing. Dr. Agnihotri holds a PhD in Nuclear Chemistry and an MS in Physical Chemistry from the University of Rochester. He also has an MS degree in Physics from Agra University. He has published more than 30 articles and holds more than half a dozen patents. Dr. Agnihotri brings to the Board expertise in new and disruptive technologies, their market potential and commercialization aspects.

Joseph P. Bartlett, age 54, has been a director of the Company since May 2012. He previously served as a member of our Board of Directors from October 2009 until December 2009. Mr. Bartlett is an attorney in private practice in Los Angeles, California and is counsel to The Quercus Trust. He has practiced corporate and securities law since 1985. From September 2004 until August 2008 he was a partner at Greenberg Glusker LLP and from September 2000 until September 2004 he was a partner at Spolin Silverman Cohen and Bartlett LLP. Mr. Bartlett graduated, magna cum laude, from the University of California, Hastings College of Law in 1985, and received an AB in English literature from the University of California at Berkeley in 1980. He brings to our Board of Directors expertise in corporate finance, corporate governance and the oversight of smaller reporting companies.

Cary G. Bullock, age 67, has been a member of our Board of Directors since January 2010. Mr. Bullock also serves as a member of the Boards of Directors of our subsidiaries, ThermoEnergy Power Systems LLC and CASTion Corporation. From January 2010 to December 2012, Mr. Bullock was our President and Chief Executive Officer, and from August 2011 to December 2012, he also served as Chairman of our Board of Directors. Prior to becoming our President and CEO, Mr. Bullock had been employed by GreenFuel Technologies Corporation, serving as Chief Executive Officer from February 2005 through July 2007 and as Vice President for Business Development from July 2007 through January 2009; he was a member of the Board of Directors of GreenFuel Technologies Corporation from February 2005 through August 2009. In May 2009, GreenFuel Technologies ceased business operations and made an assignment of its assets to a trustee for the benefit of its creditors. From February 2009 through January 2010, Mr. Bullock served a variety of clients as an independent consultant and business advisor. Prior to joining GreenFuel Technologies, Mr. Bullock was Chairman and Chief Executive Officer of Excelergy Corporation, Vice President of KENETECH Management Services and President of its affiliate, KENETECH Energy Management, Inc., Chairman and Chief Executive Officer of Econoler/USA Inc., Vice President of Engineering and Operations and Principal Engineer of Xenergy Inc., Director of Special Engineering and a Senior Engineer at ECRM, Inc. and a Senior Engineer at Sylvania Electronics Systems. Mr. Bullock received an A.B. from Amherst College and an S.B. and an S.M. from Massachusetts Institute of Technology. Having worked as a senior executive in several early stage energy companies, Mr. Bullock brings to the Board extensive industry and strategic experience.

J. Winder Hughes III, age 54, has been a director of the Company since July 2009 (except for the period from January 27, 2010 to February 5, 2010). Mr. Hughes also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation. Since 1995, Mr. Hughes has served as the managing partner of Hughes Capital Investors, LLC, which manages private assets and raises money for small public companies. He formed the Focus Fund, LP in 2000 (with Hughes Capital as the fund manager), which is a highly-concentrated equity partnership that focuses on publicly-traded emerging growth companies. From November 2007 to November 2009, Mr. Hughes was a director of Viking Systems, Inc., a manufacturer of surgical tools. From 1983 to 1995, Mr. Hughes was an investment executive, first with Kidder Peabody & Co. and subsequently with Prudential Securities. Mr. Hughes holds a B.A. in Economics from the University of North Carolina at Chapel Hill. Mr. Hughes brings to the Board significant experience with capital raising, corporate restructuring, and managing strategic business relationships.

Shawn R. Hughes, age 52, has been a director of the Company since October 2009. He previously served as a member of our Board of Directors from September 2008 until January 2009. Mr. Hughes also serves as a member of the Board of Directors of our subsidiary, CASTion Corporation. He served as President and Chief Operating Officer of the Company from January 1, 2008 to January 27, 2010. From June 15, 2007 through December 31, 2007, he was employed by us to assist the Chief Executive Officer in administering corporate affairs and overseeing all of our business operating functions. From November 2006 to May 2007, Mr. Hughes served as President and Chief Operating Officer of Mortgage Contract Services. From 2001 to 2006, Mr. Hughes served as Chief Executive Officer of Fortress Technologies. Mr. Hughes holds a B.S.B.A. from Slippery Rock University and an M.B.A. from Florida State University. Mr. Hughes brings to the Board extensive experience in executive management and strategic planning.

Arthur S. Reynolds, age 69, has been a director of the Company since October 2008. He also serves as a member of the Boards of Directors of our subsidiaries, CASTion Corporation and Unity Power Alliance LLC. From August 3, 2009 through November 16, 2009, Mr. Reynolds served as our interim Chief Financial Officer, and except during that period, has been Chairman of the Audit Committee of the Board of Directors. He is the founder of Rexon Limited of London and New York where, since 1999, he has served as managing director. Mr. Reynolds was founder and, from 1997 to 1999, managing partner of London-based Value Management & Research (UK) Limited. Mr. Reynolds was the founder and, from 1982 to 1997, served as managing director of Ferghana Financial Services Limited. Prior thereto, Mr. Reynolds held executive positions at Merrill Lynch International Bank Limited, Banque de la Société Financière Européene, J.P. Morgan & Company and Mobil Corporation. From July 30 to November 30, 2011, Mr. Reynolds was the Chief Executive Officer of Clean Power Technologies. Mr. Reynolds is a director of Apogee Technology, Inc. Mr. Reynolds holds an A.B. from Columbia University, a M.A. from Cambridge University, and an M.B.A. in Finance from New York University. Mr. Reynolds brings to the Board extensive financial and executive experience across multiple sectors, with special strength in the international arena.

Gregory M. Landegger, age 41, was appointed as our Vice President and Chief Operating Officer on September 4, 2012 and as our Interim Chief Financial Officer on December 17, 2012. From May to September 2012, Mr. Landegger served us as a management consultant on a variety of initiatives, including our efforts to introduce our proprietary water recovery technology for application in the oil, gas and power industries. Prior to joining us, Mr. Landegger led, from May 2007 to January 2011, operational turnarounds in the private equity portfolio of W.R. Huff Asset Management Co., LLC and, from January 2011 to May 2012, was actively involved in identifying investment opportunities in the small cap market, with a focus on the packaging, industrial and water technology sectors. Mr. Landegger is a member of the Advisory Board of Tipa Corp., an early-stage compostable packaging company. He received a BSFS degree from Georgetown University.

Pursuant to our Certificate of Incorporation, as amended, the holders of our Series B Convertible Preferred Stock are entitled to elect four members of our Board of Directors (the “Series B Directors”), which Series B Directors are subject to removal only by a vote of the holders of not less than 66⅔% of the then-outstanding shares of Series B Convertible Preferred Stock voting as a separate class; any vacancy created by the resignation or removal of a Series B Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Series B Convertible Preferred Stock or (ii) the unanimous vote or consent of the remaining Series B Directors.  The holders of our Common Stock, voting together with the holders of our Series A Preferred Stock, are entitled to elect three members of our Board of Directors (the “Common Stock Directors”), which Common Stock Directors are subject to removal only by a vote of the holders of a majority of the then-outstanding shares of Common Stock (taken together as a single class with the then-outstanding shares of Series A Preferred Stock); any vacancy created by the resignation or removal of a Common Stock Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Common Stock and Series A Preferred Stock (voting or consenting together as a single class) or (ii) the unanimous vote or consent of the remaining Common Stock Directors.  The holders of our Series B Convertible Preferred Stock are parties to a Voting Agreement dated as of November 19, 2009, pursuant to which they have agreed to vote all of their shares of Series B Convertible Preferred Stock for the election to our Board of Directors of three persons designated by The Quercus Trust and one person designated by Robert S. Trump.  The Series B Directors are Dileep Agnihotri and J. Winder Hughes III (both of whom are designees of The Quercus Trust) and Shawn R. Hughes (who is the designee of Robert S. Trump); one Series B Directorship is vacant.  The Common Stock Directors are James F. Wood, Cary G. Bullock and Arthur S. Reynolds.  All directors serve terms of one year.

The Executive Employment Agreement of our President and Chief Executive Officer, James F. Wood, provides that, during the term of his employment, Mr. Wood will be elected to serve on our Board of Directors.

None of our directors or executive officers is related by blood or marriage to any other director or executive officer.

Committees of the Board of Directors

Compensation and Benefits Committee. The Compensation and Benefits Committee consists of Mr. Shawn Hughes, as Chairman, Dr. Agnihotri and Mr. Winder Hughes. Until his death in March 2012, David Anthony served as a member and as Chairman of this committee. The Compensation and Benefits Committee is governed by a written charter approved by the Board of Directors. The charter sets out the Compensation and Benefits Committee’s membership requirements and responsibilities. A copy of the Compensation and Benefits Committee charter was provided to shareholders as Appendix A to the Company’s Proxy Statement for our Special Meeting in lieu of the 2011 Annual Meeting. The Compensation and Benefits Committee makes recommendations to the Board of Directors on compensation generally and acts on behalf of the Board of Directors with respect to executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation. The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated. The Board has determined that the following members of the Compensation and Benefits Committee are independent: Dr. Agnihotri and Mr. Winder Hughes. Although Mr. Shawn Hughes does not satisfy the independence standards that we have adopted because he served as our President and Chief Operating Officer until January 27, 2010 and, during the fiscal year ended December 31, 2010, received severance payments and other compensation totaling $327,179, our Board of Directors believes that Mr. Hughes does not currently have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director or a member of the Compensation and Benefits Committee.

Audit Committee. The Audit Committee consists of Mr. Reynolds, as Chairman, Mr. Bartlett and Mr. Winder Hughes. David Anthony served on this committee until his death in March 2012. This committee oversees the Company’s financial reporting process and internal controls. The Audit Committee is governed by a written charter approved by the Board of Directors. The charter sets out the Audit Committee’s membership requirements and responsibilities. A copy of the Audit Committee charter was provided to shareholders as Annex A to the Company’s Proxy Statement for our Special Meeting in lieu of the 2010 Annual Meeting. As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied. The Audit Committee selects the Company’s independent registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence. The Board has determined that all of the members of the Audit Committee are “audit committee financial experts” (as defined in Item 407(d)(5)(ii) of Regulation S-K) and independent.

Nominating Committee. The directors elected by the holders of our Common Stock and our Series A Convertible Preferred Stock (Messrs. Bullock, Reynolds and Wood) serve as the Nominating Committee, with Mr. Reynolds serving as Chairman. The Nominating Committee identifies the individuals to be nominated for election to the Board of Directors by the holders of our Common Stock and our Series A Convertible Preferred Stock. In considering candidates, the Nominating Committee seeks to assure that the Board of Directors will include persons with a variety of skills and experience, including at least one director with expertise in the areas of science and technology in which the Company operates and at least one director who qualifies as an audit committee financial expert. The Nominating Committee does not have a charter. The Nominating Committee will consider director candidates recommended by the shareholders if a nominating shareholder complies with the following requirements. If a shareholder wishes to recommend a candidate to the Nominating Committee for consideration as a candidate for election to the Board of Directors, the shareholder must submit in writing to the Nominating Committee the nominee’s name and a brief resume setting forth the nominee’s business and educational background and qualifications for service, and a notarized consent signed by the recommended candidate stating the recommended candidate’s willingness to be nominated and to serve. This information must be delivered to the Chairman of the Nominating Committee at the following address: ThermoEnergy Corporation, 10 New Bond Street, Worcester, MA 01606 and must be received no later than March 31 in any year to be considered as a potential director nominee at the Annual Meeting of Shareholders for such year. The Nominating Committee may request additional information if it determines a potential candidate may be an appropriate nominee.

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

With respect to the fiscal year ended December 31, 2012, the Audit Committee met frequently and held extensive discussions with management and with representatives of Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm. Management represented to us that the Company’s consolidated financial statements for the fiscal year ended December 31, 2012 were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the audited financial statements and related disclosures with management and with representatives of Grant Thornton, including a review of the significant management judgments underlying the financial statements and disclosures. The Audit Committee also discussed with representatives of Grant Thornton the matters required to be discussed with the independent public accountants by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU 380), as amended.

In addition, the Audit Committee discussed with representatives of Grant Thornton that firm’s independence from the Company and its management, and also considered whether the non-audit services performed during fiscal year 2012 by the independent public accountants were compatible with maintaining the accountants’ independence. Grant Thornton have provided to the Committee the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

The Audit Committee discussed with representatives of Grant Thornton the overall scope and plans for its audit. At the end of each fiscal quarter, the Committee met with representatives of Grant Thornton, on each occasion with and without management present, to discuss the results of its examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Company’s Board of Directors, and the Board approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for filing with the Securities and Exchange Commission.

March 18, 2013

Audit Committee

Arthur S. Reynolds, Chairman
Joseph P. Bartlett
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

Board Leadership Structure

James F. Wood currently combines the roles of the Company’s Chairman and Chief Executive Officer. The Board of Directors believes that the interests of the Company and its stockholders are currently best served by having the same individual serve as Chairman and Chief Executive Officer. The Board of Directors believes that mandating a split in the roles of the Chairman and Chief Executive Officer would at the present time be counterproductive by depriving the Board of Directors of the ability to select the most qualified and appropriate individual to lead the Board as Chairman. The Board of Directors believes that it should have the flexibility to make these determinations at any given point in time in the way that it considers best to provide appropriate leadership for the Company at that time. Having the Chief Executive Officer as Chairman at the current time has a number of benefits, including promoting a cohesive vision and strategy for the Company, clear and direct communication to the Board of Directors of any key enterprise risks and the ability of the Company to respond nimbly in a dynamic industry. The Board also believes that Board independence and oversight of management are effectively maintained through the Board’s current composition and the presence of independent directors.

Arthur S. Reynolds has been designated by the Board of Directors as independent lead director.

The Role of the Board in Risk Oversight

Our Board of Directors is responsible for understanding the risks faced by the Company, the level of risk that is appropriate for the Company, in light of its size, stage and industry, the steps that management is taking to manage risks and assessing the effectiveness of those steps. The role of our Board of Directors role in risk oversight includes receiving regular reports from members of senior management on areas of material risk to the Company, such as the status of pending litigation and the ongoing review of our internal controls. In addition to the Board of Directors, the Audit Committee plays an integral part in fulfilling its oversight responsibilities in certain areas of risk, specifically financial and enterprise risk, including internal controls. The Audit Committee reviews and discusses with management our major financial risk exposures, including risks related to fraud and regulatory compliance, our policies with respect to risk assessment and risk management, and the steps management has taken to monitor and control such exposures. Each of our directors has access to our Chief Financial Officer and any other members of our management to discuss and monitor potential risks.

Attendance at the Annual Meeting and at Board and Committee Meetings

Although we do not have a requirement that all members of the Board of Directors attend the Annual Meeting of Shareholders, such attendance is strongly encouraged. All of the directors other than David Anthony attended the Special Meeting in lieu of our 2011 Annual Meeting of Shareholders. During the fiscal year ended December 31, 2012, the Board of Directors held 22 meetings and every director attended at least 75% of those meetings. During 2012, the Audit Committee held four meetings, the Compensation and Benefits Committee held three meetings, and the Nominating Committee held no meetings. All members of the Committees attended at least 75% of the meetings of their respective Committees. The Board of Directors and its Committees took a number of actions by unanimous written consent without meetings during 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, during the fiscal year ended December 31, 2012 all of our executive officers and directors made all required Section 16(a) filings on a timely basis.

ITEM 11.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2012 and 2011.

Executive Compensation (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)		Medical and Insurance Reimbursement ($)	Total ($)

Cary G. Bullock	2012	$202,033	$0	$0		$61,516	$263,549
Chairman, President and CEO	2011	$200,349	$0	$0		$60,237	$260,586

Teodor Klowan, Jr.	2012	$193,135	$0	$0		$10,898	$204,033
Executive Vice President and Chief Financial Officer (3)	2011	$175,000	$0	$0		$0	$175,000

Gregory M. Landegger	2012	$51,762	$0	$291,479		$8,762	$352,003
Chief Operating Officer and Interim Chief Financial Officer (4)	2011	$0	$0	$0		$0	$0

Robert F. Marrs	2012	$181,697	$20,000	$86,343		$19,121	$307,161
Vice President, International Business Development	2011	$132,231	$0	$99,409	(5)	$11,876	$243,516

(1)	Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named executive officers required to be reported in such columns during 2012 or 2011.

(2)

Amounts in the column “Option Awards” reflect the grant date fair value of stock options awarded in accordance with FASB ASC Topic 718. The fair value of options granted during 2012 or 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2012	2011
Risk-free interest rate	0.83% - 2.23%	2.0% - 3.5%
Expected option life (years)	6.25 - 10.0	10.0
Expected volatility	90% - 92%	91% - 92%
Expected dividend rate	0%	0%

(3)	Mr. Klowan’s employment was terminated on December 17, 2012.

(4)	Mr. Landegger was hired on July 30, 2012 and was promoted to Chief Operating Officer of September 4, 2012. Mr. Landegger was named Interim Chief Financial Officer upon the departure of Mr. Klowan on December 17, 2012.

(5)	The option award to Mr. Marrs in 2011 reflects the grant date value based on the probable outcome of performance conditions as set forth in the option agreement. If the highest level of performance conditions were achieved in 2011, the value of this option award would be $397,465.

Compensation of the Board

Directors do not receive cash compensation for serving on the Board or its committees.  Non-employee directors are awarded annual grants of non-qualified stock options.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings.  We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2012 to our directors who were not also named executive officers at the time they received compensation as directors:

Director Compensation (1)

	Fees Earned or Paid in Cash		Option Awards ($)(2)		Other Compensation ($)		Total ($)
Dileep Agnihotri	None		$4,957	(3)	None		$4,957
Joseph P. Bartlett	None		$3,408	(4)	None		$3,408
Shawn R. Hughes	None		None		None		None
J. Winder Hughes III	None		None		None		None
Arthur S. Reynolds	$60,000	(5)	None		$6,900	(6)	$66,900

(1)	Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors required to be reported in such columns during 2012.

(2)	The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 710. Assumptions used in the calculation of these amounts are as follows:
The amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)	An option to purchase 30,000 shares of Common Stock at an exercise price of $0.23 per share was granted to Dr. Agnihotri on January 14, 2012 upon joining our Board of Directors; these options vest on the date of our 2012 Annual Meeting of Stockholders and expire on January 14, 2022.

(4)	An option to purchase 30,000 shares of Common Stock at an exercise price of $0.15 per share was granted to Mr. Bartlett on May 15, 2012 upon joining our Board of Directors; these options vest on the date of our 2012 Annual Meeting of Stockholders and expire on May 15, 2022.

(5)	We paid a one-time fee of $40,000 in January 2012 and quarterly fees of $5,000 to Mr. Reynolds for his role as Chairman of the Audit Committee of the Board of Directors. These fees were approved by the Compensation Committee of the Board of Directors.

(6)	Consulting fees of $6,900 were paid to Mr. Reynolds in 2012 related to work performed on our joint venture, Unity Power Alliance LLC, on our behalf.

Outstanding Equity Awards at December 31, 2012

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2012.  No named executive officer exercised options in the fiscal year ended December 31, 2012.

	Stock Option Awards
	Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Cary G. Bullock	6,119,547	2,039,854	$0.30	01/27/2020
	625,000	0	$0.15	07/11/2017

Teodor Klowan, Jr.	937,500	0	$0.32	03/17/2013
	937,500	0	$0.32	11/02/2019
	1,184,777	0	$0.30	01/27/2020

Gregory M. Landegger	343,750	3,656,250	$0.097	09/04/2022

Robert F. Marrs	187,500	1,812,500	$0.26	04/01/2021
	75,000	325,000	$0.268	01/17/2022
	625,000	0	$0.15	07/11/2017

Employment Contracts and Agreements

We have written employment agreements with each of our senior executives. Set forth below are descriptions of the agreements with each of our current executive officers and with each person who was an executive officer during the fiscal year ended December 31, 2012.

James F. Wood: Pursuant to our Executive Employment Agreement with James F. Wood, our Chairman and Chief Executive Officer, we have agreed to pay him a base salary of $230,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements to be established by the Benefits and Compensation Committee of our Board of Directors. Mr. Wood’s employment is terminable by either party upon 30 days’ written notice; provided that we may terminate Mr. Wood’s employment immediately for “Cause” (as such term is defined in the Executive Employment Agreement) and Mr. Wood may terminate his employment immediately for “Good Reason” (as such term is defined in the Executive Employment Agreement). If Mr. Wood’s employment is terminated for any reason other than (i) by us for Cause or (ii) voluntarily by Mr. Wood without Good Reason, Mr. Wood will be entitled to receive severance payments of $19,167 per month for six months following the termination of his employment, and we will keep in force for such six-month period all health insurance benefits afforded to Mr. Wood and his family at the time of termination. Mr. Wood’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information, and a provision prohibiting Mr. Wood, for a period of six months or one year following the termination of his employment (depending on the circumstances of termination), from competing against us or soliciting our customers or employees. Pursuant to Mr. Wood’s Executive Employment Agreement, on January 2, 2013, we awarded Mr. Wood a stock option for the purchase of 13,750,000 shares of our Common Stock at an exercise price equal to the closing price of our Common Stock in the over-the-counter market on December 31, 2012 (the trading day immediately preceding the effective date of his employment), with a provision for net surrender cashless exercise. The option has a term of ten years, subject to Mr. Wood’s continued employment with us, and vests in quarterly installments through December 31, 2016; provided, however, that if, prior to December 31, 2016, Mr. Wood’s employment is terminated for any reason other than (i) by us for Cause or (ii) voluntarily by Mr. Wood without Good Reasons, within 90 days after a “Change of Control” (as such term is defined in the Executive Employment Agreement), the option will immediately vest with respect to 50% of the shares that were unvested on the date of the Change of Control.

Cary G. Bullock:  During the service of Cary G. Bullock as our Chairman and Chief Executive Officer (prior to his resignation and retirement in January 2013), we had an Executive Employment Agreement with Mr. Bullock, pursuant to which we paid him a base salary of $200,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements established by the Benefits and Compensation Committee of our Board of Directors.  During Mr. Bullock’s tenure, he did not receive any performance bonuses. Following Mr. Bullock’s resignation, we have agreed to make payments to him in the amount of $16,667 per month for six months and we will keep in force for such six-month period all health insurance benefits afforded to Mr. Bullock and his family at the time of termination.  Mr. Bullock’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information, and a provision prohibiting Mr. Bullock from competing against us or soliciting our customers or employees.

Teodor Klowan, Jr.: During the service of Teodor Klowan, Jr. as our Executive Vice President and Chief Financial Officer (prior to the termination of his employment in December 2012), we had an Executive Employment Agreement with Mr. Klowan, pursuant to which we paid him a base salary of $175,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements established by the Benefits and Compensation Committee of our Board of Directors.  During Mr. Klowan’s tenure, he did not receive any cash performance bonuses. Following termination of Mr. Klowan’s employment, we are obligated under his Executive Employment Agreement to make payments to him in the amount of $14,583 per month for six months and we will keep in force for such six-month period all health insurance benefits afforded to Mr. Bullock and his family at the time of termination.  Mr. Klowan’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information, and a provision prohibiting Mr. Klowan from competing against us or soliciting our customers or employees.

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

Executive Compensation Process

We have a written employment agreement with only one of our executive officers, our Chairman and Chief Executive Officer, James F. Wood. This agreement provides for payment of base compensation at a rate negotiated at the time of the agreement, with eligibility for bonuses from time to time (either in cash or through the grant of equity incentives) upon achievement of certain performance goals to be established through discussions with the Compensation and Benefits Committee of our Board of Directors.

In negotiating the employment terms of our executive officers and establishing their base compensation, the Compensation and Benefits Committee and management considered the practices of comparable companies of similar size, geographic location and market focus. We did not utilize any standard executive compensation index or engage the services of a compensation consultant in setting executive compensation, although management and the Compensation and Benefits Committee analyzed publicly available compensation data.

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

In light of the significance we place on equity-based incentive compensation, in January 2010 our Board of Directors amended the 2008 Incentive Plan to increase the number of shares of our common stock available for grant under such Plan from 10,000,000 to 20,000,000 and to remove the limit on the number of shares with respect to which stock options may be granted to any individual. At the Special Meeting in lieu of the 2010 Annual Meeting in November 2010, the shareholders ratified the amendments to the 2008 Incentive Stock Plan.

In November 2012, our Board of Directors further amended the 2008 Incentive Stock Plan to increase the number of shares of our common stock available for grant under such Plan to 40,000,000. The shareholders ratified this amendment at the Special Meeting in lieu of the 2012 Annual Meeting of Shareholders on March 20, 2013.

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

Tax Implications. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation of over $1,000,000 to certain of our executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our shareholders. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted under our 2008 Incentive Stock Plan will generally qualify as performance-based compensation under Section 162(m). However, we may authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the shareholders, after taking into consideration changing business conditions or the officer’s performance.

Compensation and Benefits Committee Report

The Compensation and Benefits Committee of the Board of Directors of ThermoEnergy Corporation has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and, based on such review and discussion, the Compensation and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

January 30, 2013

Compensation and Benefits Committee
Shawn R. Hughes, Chairman
Dileep Agnihotri
J. Winder Hughes III

ITEM 12.  Security Ownership by Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 19, 2013 with respect to beneficial ownership of our Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our Common Stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Directors and Officers

Dileep Agnihotri
13711 Immanuel Road, Suite 100
Pflugeville, Texas 78660	30,000	(3)	*

Joseph P. Bartlett
1900 Avenue of the Stars, 20th Floor
Los Angeles, California 90067	30,000	(3)	*

Cary G. Bullock
170 Arlington Street
Acton, Massachusetts 01720	7,369,549	(4)	5.8%

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	14,339,688	(5)	11.0%

Shawn R. Hughes
717 South Edison Avenue
Tampa, Florida 33606	1,012,500	(6)	*

Gregory M. Landegger
10 New Bond Street
Worcester, Massachusetts 01606	831,250	(3)	*

Arthur S. Reynolds
230 Park Avenue, Suite 1000
New York, New York 10169	811,103	(7)	*

James F. Wood
10 New Bond Street
Worcester, Massachusetts 01606	859,375	(3)	*

All executive officers and directors as a group (8 persons)	25,283,465	(8)	18.0%

Other 5% Beneficial Owners

David Gelbaum and Monica Chavez Gelbaum
The Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	52,409,857	(9)	31.8%

Guggenheim Capital, LLC
227 West Monroe Street
Chicago, Illinois 60606	24,441,140	(10)	17.3%

Robert S. Trump
89 10th Street
Garden City, New York 11530	39,511,798	(11)	26.0%

The Focus Fund
PO Box 389
Ponte Vedra, Florida 32004	11,595,838	(12)	9.0%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	26,202,181	(13)	4.99	%(13)

Kevin B. Kimberlin c/o Spencer Trask
535 Madison Avenue
New York, NY 10022	28,875,225	(14)	19.7%

Massachusetts Technology Development Corp.
40 Broad St. Suite 230
Boston, MA 02109	14,908,233	(15)	11.1%

BCLF Ventures I, LLC
56 Warren St.
Boston, MA 02119	8,403,041	(16)	6.6%

Francis Howard
376 Victoria Place
London, United Kingdom SW1V 1AA	8,500,000	(17)	7.0%

*	Less than 1%.

(1)	Includes shares as to which the identified person or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act. Shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, which were exercisable or convertible on, or become exercisable or convertible within 60 days after, March 19, 2013 are deemed to be outstanding with respect to a person or entity for the purpose of computing the outstanding shares of Common Stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.

(2)	Based on 120,454,575 shares of Common Stock issued and outstanding on March 19, 2013 plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, held by such individual or entity which were exercisable or convertible on, or which become exercisable or convertible within 60 days after, March 19, 2013.

(3)	All shares are issuable upon exercise of options.

(4)	Includes 625,000 shares issuable upon the exercise of warrants and 6,119,549 shares issuable upon exercise of options.

(5)	Includes 3,357,500 shares owned by The Focus Fund. Also includes 8,238,338 shares issuable to The Focus Fund and 153,850 shares issuable to Hughes Capital upon the exercise of warrants or conversion of shares of Series B Convertible Preferred Stock. Mr. Hughes is the Managing Director of both funds and may be deemed to be the beneficial owner of the securities held by such funds; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. Includes 1,250,000 shares, and 1,250,000 shares issuable upon exercise of warrants, held by the John Winder Hughes Revocable Trust, of which Mr. Hughes is a trustee. Also includes 90,000 shares issuable upon exercise of options.

(6)	Includes 910,000 shares issuable upon exercise of options and warrants.

(7)	Includes 630,000 shares issuable upon exercise of options and warrants. Also includes 181,103 shares issuable upon the exercise of warrants held by Christine Reynolds, Mr. Reynolds’s wife. Mr. Reynolds disclaims beneficial ownership of the shares issuable to Mrs. Reynolds.

(8)	Includes shares issuable upon exercise of options and warrants and conversion of shares of Series B Convertible Preferred Stock, as detailed in notes (3) through (7) above.

(9)	This beneficial ownership information is based, in part, on information contained in Amendment No. 8 to the Statement on Schedule 13D filed by The Quercus Trust and Mr. and Mrs. Gelbaum as its trustees on August 13, 2010. Includes 23,987,090 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 20,411,423 shares issuable upon the exercise of warrants.

(10)	This beneficial ownership information is based, in part, on information contained in Amendment No. 5 to the Statement on Schedule 13G filed by Guggenheim Capital, LLC and certain of its affiliates on February 14, 2013. Includes 20,833,340 shares issuable upon conversion of shares of Series B Convertible Preferred Stock. Security Investors, LLC is the investment adviser to the following funds (the “Funds”): (i) Security Equity Fund, Mid Cap Value Fund, (ii) SBL Fund Series V (Mid Cap Value), (iii) Security Equity Fund, Mid Cap Value Institutional Fund, (iv) SBL Fund, Series Q (Small Cap Value) and (v) Security Equity Fund, Small Cap Value Fund. Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The securities owned by each Fund are as follows:

Fund	Shares of Common Stock	Shares of Common Stock Issuable upon Conversion of Shares of Series B Preferred Stock
Security Equity Fund, Mid Cap Value Fund	2,701,839	8,583,340
SBL Fund, Series V (Mid Cap Value)	905,961	3,083,330
Security Equity Fund, Mid Cap Value Institutional Fund	-	7,937,500
SBL Fund, Series Q (Small Cap Value)	-	1,166,670
Security Equity Fund, Small Cap Value Fund	-	62,500

As investment adviser to the Funds, Security Investors, LLC may be deemed to be the direct beneficial owner of such securities.

(11)	Includes 31,773,770 shares issuable upon conversion of shares of Series B Convertible Preferred Stock.

(12)	Includes 6,093,840 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 2,144,498 shares issuable upon the exercise of warrants.

(13)	This beneficial ownership information is based, in part, on information contained in Amendment No. 6 to the Statement on Schedule 13G filed by the group consisting of Empire Capital Management LLC and its affiliates on February 14, 2012. Includes 23,198,610 shares issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock over which Empire Capital Management and its affiliates have shared voting and dispositive power (the "Blocker Securities") are subject to a 4.99% "blocker" provision. The percentage set forth in the column under the heading “Percent of Class” gives effect to such blocker; however, the number of shares of Common Stock set forth in the column under the heading “Amount and Nature of Beneficial Ownership” includes all shares that would be issuable upon full conversion of the Blocker Securities without giving effect to such blocker.

(14)	Includes 5,517,250 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 20,922,108 shares issuable upon the exercise of warrants.

(15)	Includes 3,146,130 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 10,754,832 shares issuable upon the exercise of warrants.

(16)	Includes 1,799,670 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 6,025,098 shares issuable upon the exercise of warrants.

(17)	This beneficial ownership information is based, in part, on information contained on Schedule 13G filed by Mr. Howard on March 14, 2012. Includes 1,250,000 shares issuable upon the exercise of warrants.

Series A Convertible Preferred Stock

As of March 19, 2013, there were 208,334 shares of Series A Convertible Preferred Stock issued and outstanding, all of which were held by Mr. Gregg Frankel.  Shares of Series A Convertible Preferred Stock are convertible into shares of Common Stock on a 1-for-1 basis.  The shares of Series A Convertible Preferred Stock held by Mr. Frankel represent a beneficial ownership of less than 1% of our issued and outstanding Common Stock.  None of our directors or executive officers owns any shares of Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock

As of March 19, 2013, there were 11,664,993 shares of Series B Convertible Preferred Stock issued and outstanding.  The following table sets forth certain information as of March 19, 2013 with respect to beneficial ownership of our Series B Convertible Preferred Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our Series B Convertible Preferred Stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.  Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock on a 10-for-1 basis.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Directors and Officers

Dileep Agnihotri
13711 Immanuel Road, Suite 100
Pflugeville, Texas 78660	0		*

Joseph P. Bartlett
1900 Avenue of the Stars, 20th Floor
Los Angeles, California 90067	0		*

Cary G. Bullock
170 Arlington Street
Acton, Massachusetts 01720	0		*

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	624,769	(3)	5.4%

Shawn R. Hughes
717 South Edison Avenue
Tampa, Florida 33606	0		*

Gregory M. Landegger
10 New Bond Street
Worcester, Massachusetts 01606	0		*

Arthur S. Reynolds
230 Park Avenue, Suite 1000
New York, New York 10169	0		*

James F. Wood
10 New Bond Street
Worcester, Massachusetts 01606	0		*

All executive officers and directors as a group (8 persons)	624,769	(3)	5.4%

Other 5% Beneficial Owners

David Gelbaum and Monica Chavez Gelbaum
The Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	2,398,709		20.6%

Guggenheim Capital, LLC
227 West Monroe Street
Chicago, Illinois 60606	2,083,334	(4)	17.9%

Robert S. Trump
89 10th Street
Garden City, New York 11530	3,177,377		27.2%

The Focus Fund
PO Box 389
Ponte Vedra, Florida 32004	609,384		5.2%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	2,319,861		19.9%

*	Less than 1%

(1)	Includes shares as to which the identified person or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act.

(2)	Based on 11,664,993 shares of Series B Convertible Preferred Stock issued and outstanding on March 19, 2013.

(3)	Includes 609,384 shares owned by The Focus Fund and 15,385 shares owned by Hughes Capital. Mr. Hughes is the Managing Director of both funds and may be deemed to be the beneficial owner of the securities held by such funds; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	Security Investors, LLC may be deemed to be the direct beneficial owner of these shares because it is the investment adviser to the following funds (the “Funds”) which own shares of Series B Convertible Preferred Stock: (i) Security Equity Fund, Mid Cap Value Fund, (ii) SBL Fund Series V (Mid Cap Value), (iii) Security Equity Fund, Mid Cap Value Institutional Fund, (iv) SBL Fund, Series Q (Small Cap Value) and (v) Security Equity Fund, Small Cap Value Fund. Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The shares of Series B Convertible Preferred Stock owned by each Fund are as follows:

Fund	Shares of Series B Convertible Preferred Stock
Security Equity Fund, Mid Cap Value Fund	858,334
SBL Fund, Series V (Mid Cap Value)	308,333
Security Equity Fund, Mid Cap Value Institutional Fund	793,750
SBL Fund, Series Q (Small Cap Value)	116,667
Security Equity Fund, Small Cap Value Fund	6,250

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation plans approved by security holders

2008 Incentive Stock Plan	12,006,794	$0.24	7,993,206

Equity Compensation plans not approved by security holders

Stock options	12,889,884	$0.39	0

Warrants	1,281,103	$0.35	0

Total	26,177,781	$0.32	7,993,206

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

We are members, along with Mr. Fassbender and Mr. Fassbender’s ex-wife, of a limited liability company, ThermoEnergy Power Systems, LLC (“TEPS”), which owns  the pressurized oxycombustion technology.  We hold an 85% ownership interest in TEPS, and Mr. Fassbender and his ex-wife each owns a 7.5% membership interest.

Our Board of Directors has adopted a policy whereby all transactions between us and any of our affiliates, officers, directors, principal shareholders and any affiliates of the foregoing must be approved in advance by the disinterested members of the Board of Directors based on a determination that the terms of such transactions are no less favorable to us than would prevail in arm’s-length transactions with independent third parties. In addition to our employment arrangements with our executive officers and the compensation of our directors, as disclosed elsewhere in this Annual Report on Form 10-K, during the fiscal year ended December 31, 2012, we engaged in the following transactions with the following affiliates, officers, directors, principal shareholders and their affiliates, each of which was approved in accordance with the foregoing policy:

(i)

On July 11, 2012, we issued and sold in a private placement to 26 accredited investors an aggregate of 17,316,250 shares of our Common Stock and warrants for the purchase of an additional 17,316,250 shares at an exercise price of $0.15 per share for an aggregate purchase price of $1,731,625. Among the investors were four of our affiliates: Cary G. Bullock, a member of our Board of Directors who was then our Chairman and CEO (who purchased 625,000 shares and warrants for an additional 625,000 shares for a purchase price of $62,500); Robert F. Marrs, who was then our Vice President – Business Development (who purchased 625,000 shares and warrants for an additional 625,000 shares for a purchase price of $62,500); John Winder Hughes Revocable Trust, whose trustee, J. Winder Hughes III, is a member of our Board of Directors (which purchased 1,250,000 shares and warrants for an additional 1,250,000 shares for a purchase price of $125,000); and The Quercus Trust, which is the beneficial owner of more than 10% of our Common Stock (which purchased 650,000 shares and warrants for an additional 650,000 shares for a purchase price of $65,000). In addition, Carl C. Landegger, who is not our affiliate but whose son, Gregory M. Landegger, is our Chief Operating Officer and Interim Chief Financial Officer, purchased 625,000 shares and warrants for an additional 625,000 shares for a purchase price of $62,500. The terms on which our affiliates and Mr. Landegger made their investments were identical to the terms that applied to other investors.

(ii)	On October 4, 2012, we and our subsidiaries, CASTion Corporation and ThermoEnergy Power Systems, LLC, entered into a Loan Agreement (the “Loan Agreement”) with C13 Thermo LLC (the “Lender”), an entity owned by members of the family of Gregory M. Landegger, our Chief Operating Officer and Interim Chief Financial Officer. Pursuant to the Loan Agreement the Lender established a credit facility allowing us to borrow up to $700,000 (the “Credit Facility”) to finance the fabrication and testing of an Ammonia Reduction Process system utilizing our proprietary technology (the “Project”) and issued to the Lender a promissory note in the principal amount of $700,000 (the “Note”). Amounts borrowed under the Credit Facility will not bear interest (except in the case of an event of default, in which case all amounts borrowed, together with all fees, expenses and other amounts due, shall bear interest at the default rate of 8% per annum). Upon maturity of the Note, we will be charged a commitment fee equal to 10% of the aggregate principal amount borrowed under the Credit Facility. The Credit Facility expires, and all amounts due under the Note, together with all commitment fees incurred under the Loan Agreement, will become due and payable, on the earlier of (i) April 5, 2013 or (ii) one business day following the date on which we first draw against an irrevocable documentary letter of credit that has been issued for our benefit in connection with the Project. We may repay the Note in whole or in part at any time without premium or penalty. Our obligations under the Loan Agreement and Note are secured by a first-priority security interest in substantially all of our assets.

(iii)	On November 30, 2012, we entered into a Bridge Loan Agreement with the following investors (the “Investors”), pursuant to which the Investors made bridge loans (the “Loans”) to us in the following amounts in anticipation of an equity investment in a new series of our Preferred Stock:

Lender	Principal Amount of Bridge Loan
Robert S. Trump	$1,500,000
Empire Capital Partners, L.P.	$500,000
Empire Capital Partners, Ltd	$500,000
Empire Capital Partners Enhanced Master Fund Ltd	$500,000
The Focus Fund	$450,000
The Quercus Trust	$250,000

As evidence of our obligation to repay the Loans, we issued to the Investors Promissory Notes due April 15, 2013 (the “Notes”). The Notes bear interest at the rate of 8% per annum and may not be prepaid, in whole or in part, without the prior written consent of the Investors. Upon satisfaction of the conditions to the issuance and sale of the Series C Convertible Preferred Stock, the Investors have agreed to surrender the entire principal amount of, and all accrued interest on, the Notes for conversion into shares of Series C Convertible Preferred Stock. Each of the Investors (with the Empire Capital entities and their affiliates considered as a single Investor) is the beneficial owner of greater than 5% of our issued and outstanding Common Stock. J. Winder Hughes III, the Managing Director of The Focus Fund, is a member of our Board of Directors.

(iv)	Beginning in August 2012, we engaged Rexon Limited, a consulting firm controlled by Arthur S. Reynolds, a member of our Board of Directors, to advise our management on matters relating to our subsidiary, Unity Power Alliance LLC, at the rate of $150 per hour, subject to the condition that Mr. Reynolds shall not render more than 10 hours of service in any single calendar month without the prior express approval of the Chairman and Chief Executive Officer.

Board Determination of Independence

Our securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. In determining which directors and which members of committees are “independent,” our Board of Directors has voluntarily adopted the independence standards set forth in the Listing Rules of the Nasdaq Stock Market. Our Board of Directors has determined that, in accordance with these standards, the following members are “independent directors”: Messrs. Agnihotri, Bartlett, Winder Hughes, and Reynolds.

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

Fees billed to us by Grant Thornton LLP and CCR LLP, our independent registered public accountants for fiscal years 2012 and 2011, respectively, were comprised of the following:

Audit Fees. Fees related to the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Forms 10-Q, audits of statutory filings, comfort letter procedures and review of other regulatory filings totaled $445,218 in 2012 and $156,359 in 2011.

Audit Related Fees. No fees were billed to us for audit related services in 2012 or 2011.

Tax Fees. Fees for tax services provided to us, including tax compliance, tax advice and planning, totaled $22,770 in 2012 and $25,521 in 2011.

All Other Fees. No other fees were billed to us in 2012 or 2011 for “other services.”

In accordance with the Audit Committee’s pre-approval policy, all audit services performed by CCR LLP and Grant Thornton LLP during 2012 and 2011 were approved at the time such firm was engaged to serve as our independent registered public accounts for such fiscal years.  The Audit Committee reviewed and approved, as consistent with our policies and procedures, the tax services performed for us in 2012 and 2011 by CCR LLP and Grant Thornton LLP.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 8.
(2)	All financial statement schedules are not included, as the Company has provided the information as required by Article 8 of Regulation S-X in its consolidated financial statements as of and for the year ended December 31, 2012 and 2011.
(3)	Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith. See Index to Exhibits on Page B-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMOENERGY CORPORATION

(Registrant)

By:	/s/ Gregory M. Landegger	March 26, 2013
Gregory M. Landegger
Vice President, Chief Operating Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James F. Wood	Chairman of the Board, President and Chief Executive Officer	March 26, 2013
James F. Wood	(Principal Executive Officer)

/s/ Gregory M. Landegger	Vice President, Chief Operating Officer and Interim Chief Financial Officer	March 26, 2013
Gregory M. Landegger	(Principal Financial Officer)

/s/ Brian M. Milette	Vice President – Finance and Interim Chief Accounting Officer	March 26, 2013
Brian M. Milette	(Principal Accounting Officer)

/s/ Dileep Agnihotri	Director	March 26, 2013
Dileep Agnihotri

/s/ Joseph P. Bartlett	Director	March 26, 2013
Joseph P. Bartlett

/s/ Cary G. Bullock	Director	March 26, 2013
Cary G. Bullock

/s/ J. Winder Hughes III	Director	March 26, 2013
J. Winder Hughes III

/s/ Shawn R. Hughes	Director	March 26, 2013
Shawn R. Hughes

/s/ Arthur S. Reynolds	Director	March 26, 2013
Arthur S. Reynolds

THERMOENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of and For the Years ended December 31, 2012 and 2011

With

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheets of ThermoEnergy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $7,382,000 during the year ended December 31, 2012, and, as of that date, the Company’s current liabilities exceeded its current assets by $7,094,000 and its total liabilities exceeded its total assets by $10,611,000. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Westborough, Massachusetts

March 26, 2013

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$4,657	$3,056
Accounts receivable, net	1,246	4,228
Note receivable - affiliate	100	—
Costs in excess of billings	597	132
Inventories	53	167
Deposits	1,566	262
Other current assets	146	328
Total Current Assets	8,365	8,173

Property and equipment, net	668	544
Other assets	—	72

TOTAL ASSETS	$9,033	$8,789

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,143	$2,640
Short term borrowings	4,191	—
Convertible debt, current portion	1,250	1,250
Accrued payroll taxes	399	599
Billings in excess of costs	4,922	5,131
Derivative liability, current portion	20	706
Accrued contract costs	1,545	19
Other current liabilities	989	1,215
Total Current Liabilities	15,459	11,560

Long Term Liabilities:
Derivative liability	2,214	101
Convertible debt, net	1,838	1,571
Other long term liabilities	133	160
Total Long Term Liabilities	4,185	1,832

Total Liabilities	19,644	13,392

Commitments and contingencies (Note 13)

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 30,000,000 shares at December 31, 2012 and 2011:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated, issued and outstanding: 208,334 shares at December 31, 2012 and 2011	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 12,000,000 shares at December 31, 2012 and 2011; issued and outstanding: 11,664,993 shares at December 31, 2012 and 2011	117	117
Common Stock, $.001 par value: authorized – 425,000,000 shares at December 31, 2012 and 2011; issued: 120,588,372 shares at December 31, 2012 and 85,167,098 shares at December 31, 2011; outstanding: 120,454,575 shares at December 31, 2012 and 85,033,180 shares at December 31, 2011	120	85
Additional paid-in capital	110,062	108,727
Accumulated deficit	(120,892)	(113,510)
Treasury stock, at cost: 133,797 shares at December 31, 2012 and 2011	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(10,609)	(4,597)
Noncontrolling interest	(2)	(6)
Total Stockholders’ Deficiency	(10,611)	(4,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,033	$8,789

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011

Revenue	$6,971	$5,583
Cost of revenue	6,798	5,179
Gross profit	173	404

Operating Expenses:
General and administrative	4,751	4,869
Engineering, research and development	460	299
Sales and marketing	2,855	2,448
Total operating expenses	8,066	7,616

Loss from operations	(7,893)	(7,212)

Other income (expense):
Loss on extinguishment of debt	—	(12,551)
Derivative liability income	1,637	3,936
Other derivative expense	(567)	—
Equity in losses of joint ventures	(8)	(389)
Interest expense, net	(529)	(1,142)
Other expense	(22)	(28)
Total other income (expense)	511	(10,174)

Net loss	(7,382)	(17,386)
Net loss attributable to noncontrolling interest	4	57

Net loss attributable to ThermoEnergy Corporation	$(7,378)	$(17,329)

Loss per share attributable to ThermoEnergy Corporation, basic and diluted	$(0.07)	$(0.30)

Weighted average shares used in computing loss per share, basic and diluted	103,184,422	56,819,885

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(in thousands, except share and per share amounts)

Years Ended December 31, 2012 and 2011

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance at December 31, 2010	$2	$60	$55	$84,351	$(96,124)	$(18)	$-	$(11,674)

Stock options issued to officers, directors and employees				1,002				1,002
Common Stock issued for services (600,000 shares)			1	113				114
Conversion of Series B Convertible Stock (118,518 shares) to Common Stock (1,185,180 shares)		(1)	1					—
Conversion and tender of convertible debt and accrued interest to Series B Convertible Preferred Stock and warrants		58		14,080				14,138
Exercise of Common Stock purchase warrants for cash, net of issuance costs of $196 (27,700,000 shares at $0.095 per share)			28	2,408				2,436
Issuance of Common Stock purchase warrants				4,879				4,879
Derecognition of beneficial conversion features on extinguished debt				(2,003)				(2,003)
Repricing of warrants				1,799				1,799
Reclassification of derivative liabilities to equity				2,037				2,037
Debt discount recognized upon issuance of convertible debt				61				61
Contributions to joint venture on behalf of noncontrolling interest							(63)	(63)
Net Loss					(17,386)		57	(17,329)

Balance at December 31, 2011	2	117	85	108,727	(113,510)	(18)	(6)	(4,603)
Stock options issued to officers, directors and employees				755				755
Common Stock issued for services (419,180 shares)				88				88
Exercise of Common Stock purchase warrants for cash, net of issuance costs of $38 (5,633,344 shares at $0.095 per share)			6	492				498
Issuance of Common Stock for cash, net of issuance costs of $311 (29,368,750 shares at $0.10 per share)			29	-				29
Net Loss					(7,382)		4	(7,378)

Balance at December 31, 2012	$2	$117	$120	$110,062	$(120,892)	$(18)	$(2)	$(10,611)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011
Operating Activities:
Net loss	$(7,382)	$(17,386)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock option expense	755	1,002
Common stock issued for services	88	114
Loss on extinguishment of debt	—	12,513
Loss on disposal of equipment	131	62
Equity in losses of joint ventures	8	389
Derivative liability income	(1,637)	(3,936)
Other derivative expense	567	—
Non-cash interest added to debt	90	245
Depreciation	119	89
Amortization of discount on convertible debt	154	687
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	2,982	(3,185)
Costs in excess of billings	(465)	(132)
Inventories	(125)	(102)
Deposits	(1,304)	(262)
Other current assets	350	(45)
Accounts payable	(497)	1,918
Billings in excess of costs	(209)	3,251
Accrued contract costs	1,526	(369)
Other current liabilities	(503)	(934)
Other long term liabilities	(27)	(20)

Net cash used in operating activities	(5,379)	(6,101)

Investing Activities:
Investment in joint ventures	(100)	(400)
Issuance of note receivable to affiliate	(100)	—
Purchases of property and equipment	(135)	(135)

Net cash used in investing activities	(335)	(535)

Financing Activities:
Proceeds from issuance of common stock, net of issuance costs of $349 in 2012 and $196 in 2011	3,124	2,436
Proceeds from issuance of short term borrowings	4,191	5,760
Payments on convertible promissory notes	—	(2,803)

Net cash provided by financing activities	7,315	5,393

Net change in cash	1,601	(1,243)
Cash, beginning of year	3,056	4,299
Cash, end of year	$4,657	$3,056

Supplemental schedule of non-cash financing activities:
Conversion and tender of convertible debt and accrued interest to Series B Convertible Preferred Stock and warrants	$—	$14,138
Debt premium recognized on convertible debt	$—	$(131)
Accrued interest added to debt	$23	$153
Recognition of derivative liabilities	$3,064	$3,928

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 1: Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of developing and marketing advanced municipal and industrial wastewater treatment and carbon reducing power generation technologies.

The Company’s wastewater treatment systems are based on its proprietary Controlled Atmosphere Separation Technology (“CAST®”) platform.  The Company’s patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. The Company’s wastewater treatment systems have global applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST® platform technology is owned by its subsidiary, CASTion Corporation (“CASTion”).

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

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial results for Unity Power Alliance (“UPA”) have been consolidated for the period from inception until the date it became a Joint Venture. Financial results for UPA as a Joint Venture are accounted for under the equity method, as discussed in Note 4.

Certain prior year amounts have been reclassified to conform to current year classifications.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting amounts reported in the consolidated financial statements relate to revenue recognition using the percentage-of-completion method.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

In circumstances when the Company cannot estimate the final outcome of a contract, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate. The Company recorded two contracts which represented 8% of its revenues for the year ended December 31, 2012 and one contract which represented approximately 5% of its revenues for the year ended December 31, 2011 utilizing the percentage-of-completion method based on a zero profit margin.

Variable interest entities

The Company assesses whether its involvement with another related entity constitutes a variable interest entity (“VIE”) through either direct or indirect variable interest in that entity. If an entity is deemed to be a VIE, the Company must determine if it is the primary beneficiary (i.e. the party that consolidates the VIE), in accordance with the accounting standard for the consolidation of variable interest entities. The Company qualitatively evaluates if it is the primary beneficiary of the VIE’s based on whether the Company has (i) the power to direct those matters that most significantly impacted the activities of the VIE; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE. See Note 4 for further discussion of UPA as a variable interest entity.

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

The Company did not have any activity in its allowance for doubtful accounts for the year ended December 31, 2012. The following is a summary of the Company’s allowance for doubtful accounts activity for the year ended December 31, 2011:

Allowance for doubtful accounts, beginning of year	$9
Bad debt expense	1
Write-offs	(10)
Allowance for doubtful accounts, end of year	$—

One customer accounted for 53% and 96% of the Company’s gross accounts receivable balance at December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, one customer accounted for 73% of the Company’s revenues. For the year ended December 31, 2011, two customers each accounted for more than 10% of the Company’s revenues and collectively accounted for 92% of total revenues.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist primarily of raw materials and supplies.

The Company evaluates its inventory for excess quantities and obsolescence on a periodic basis.  In preparing our evaluation, the Company looks at the expected demand for its products for the next three to twelve months.  Based on this evaluation, the Company records provisions to ensure that inventory is appropriately stated at the lower of cost or net realizable value.

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

The Company recorded a loss of $131,000 in 2012 related to the disposal of a system previously used for pre-sales testing. This loss is included in sales and marketing expense on its Consolidated Statement of Operations for the year ended December 31, 2012. In 2011, the Company recorded a loss of $62,000 on the disposal of property and equipment in conjunction with relocating its corporate headquarters. This loss is included in general and administrative expense on its Consolidated Statement of Operations for the year ended December 31, 2011.

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

The Company estimates contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” The Company uses a two-step process to assess each income tax position.  The Company first determines whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, the Company then records the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2012 and 2011, there are no uncertain tax positions that require accrual.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

The Company is subject to taxation in the U.S. and various states. As of December 31, 2012 the Company’s tax years for 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2012, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2009. Tax year 2008 was open as of December 31, 2011.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable, short-term borrowings and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of those instruments. The carrying amount of the Company’s convertible debt was $1,838,000 and $1,571,000 at December 31, 2012 and 2011, respectively, and approximates the fair value of these instruments, as the interest rate on this debt approximates the interest rate on the Company’s recent borrowings. The Company’s derivative liabilities are recorded at fair value.

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

Series B Convertible Preferred Stock

The Company determined the initial value of the Series B Convertible Preferred Stock using the monte carlo simulation valuation model. Because the Series B Convertible Preferred Stock has an indefinite life, it is classified within the stockholders’ deficiency section of the Company's Consolidated Balance Sheets.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The computations of diluted net loss per share do not include 392,326 and 420,004 options and warrants which were outstanding as of the years ended December 31, 2012 and 2011, respectively, as the inclusion of these securities would have been anti-dilutive.

Concentration of Credit Risk and Major Customers

Financial instruments which potentially expose the Company to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. We restrict our cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2012.

At December 31, 2012, the Company had cash of approximately $4.7 million. The Company has incurred net losses since inception, including a net loss of approximately $7.4 million during the year ended December 31, 2012 and had an accumulated deficit of approximately $120.9 million at December 31, 2012.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. Management is considering several alternatives for mitigating these conditions.

These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this Form 10-K have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Management is actively seeking to raise substantial funding through additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive from operations. Management is also actively pursuing commercial contracts to generate operating revenue. Management has determined that the financial success of the Company is largely dependent upon the Company’s ability to collaborate with financially sound third parties to pursue projects involving the Technologies.

As more fully described in Note 7, the Company initiated the following equity financing transactions during 2012:

On January 10, 2012, the Company received proceeds totaling approximately $498,000, net of issuance costs, from the exercise of an aggregate of 5,633,344 warrants at an exercise price of $0.095 per share.

On July 11, 2012, the Company received proceeds totaling approximately $1,566,000, net of issuance costs, from the issuance of 17,316,250 shares of the Company’s Common Stock, warrants for the purchase of an additional 18,670,375 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 1,354,125 shares at an exercise price of $0.10 per share.

On August 9, 2012, the Company received proceeds totaling approximately $729,000, net of issuance costs, from the issuance of 8,287,500 shares of the Company’s Common Stock, warrants for the purchase of an additional 9,116,250 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 828,750 shares at an exercise price of $0.10 per share.

On October 9, 2012 the Company received proceeds of approximately $331,000, net of issuance costs, from the issuance of 3,765,000 shares of the Company’s Common Stock, warrants for the purchase of an additional 4,141,500 shares at an exercise price of $0.15 per share and warrants for the purchase of an additional 376,500 shares at an exercise price of $0.10 per share.

Also, as more fully described in Note 5, on November 30, 2012 the Company entered into a Bridge Loan Agreement with certain investors on November 30, 2012 pursuant to which the Company received proceeds totaling $3.7 million.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 3: Risks and Uncertainties

On August 22, 2012, the NYCDEP issued a stop work order to the Company relative to its contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. On November 13, 2012, the NYCDEP notified the Company that it is terminating the contract, effective November 29, 2012.

The Company suspended all work on this contract as of August 22, 2012 and suspended all work with its major vendors. Upon notification of the contract termination, the Company cancelled all orders from its major vendors. The Company ceased recognition of revenues as of November 29, 2012 and has recorded all incremental costs as period costs on its Consolidated Statement of Operations.

The Company has billed approximately $15.5 million to the NYCDEP related to this contract as of December 31, 2012, of which approximately $14.8 million has been paid and approximately $662,000 was outstanding. The outstanding amounts were paid by the NYCDEP in January 2013. The Company has accounts receivable of approximately $662,000, deposits of approximately $1.4 million, accrued contract costs of approximately $1.4 million and billings in excess of costs of approximately $4.5 million related to this contract as of December 31, 2012. The Company is working through the termination process directly with the NYCDEP. There may be additional billings or adjustments related to this termination process. Accordingly, the Company cannot determine a final outcome at this time; however, the Company does not believe its exposure extends beyond the amounts reported on its Consolidated Balance Sheet at December 31, 2012.

Because of this contract termination, the Company's revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 73% and 80% of the Company's revenues for the years ended December 31, 2012 and 2011, respectively.

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

Pursuant to the LLC Agreement, each of ThermoEnergy Power Systems and BPD owned a 50% membership interest in the Joint Venture.  The LLC Agreement provides that each member may be required, from time to time, to make capital contributions to the Joint Venture to fund its operations.  The Company made capital contributions of $400,000 in 2011.

The Company accounted for the Joint Venture using the equity method of accounting. Accordingly, the Company reduced the value of its investment in the Joint Venture by $26,000 in 2012 and $389,000 in 2011 to account for its share of net losses incurred by the Joint Venture. The carrying value of the Company’s investment in the Joint Venture is $10,000 and $32,000 as of December 31, 2012 and 2011, respectively, and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

In September 2012, UPA was awarded a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As of December 31, 2012, UPA has not received any funding and has not recorded any revenues related to this grant. As part of UPA's project, in October 2012, the Company received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant. The Company has not commenced work on this contract as of December 31, 2012.

In October 2012, the Company and Itea entered into a Loan Agreement with UPA through which funds required to maintain the operations of the joint venture would be loaned in the form of notes receivable. The notes bear interest at the three-month LIBOR rate plus 2% per year, with interest calculated monthly and added to the balance of the notes. Each of the Company and Itea loaned $100,000 to UPA in October 2012 in conjunction with this Loan Agreement.

In accordance with ASC 810, Consolidation, the Company determined that it held a variable interest in UPA and that UPA was a variable-interest entity. However, the Company has concluded that it is not required to consolidate the financial statements of UPA for the year ended December 31, 2012. The Company reviewed the most significant activities of UPA and determined that because the Company shares the power to direct the activities of UPA with Itea, it is not the primary beneficiary of UPA. Accordingly, the financial results of UPA are accounted for under the equity method of accounting.

Financial results for UPA have been consolidated for the period from inception until July 16, 2012, when Itea acquired its 50% ownership interest in UPA. Accordingly, the Company included $129,000 of sales and marketing expense related to UPA on its Consolidated Statement of Operations for the year ended December 31, 2012. The Company accounted for UPA using the equity method of accounting after Itea acquired its ownership interest. The Company increased the value of its investment in the Joint Venture by $18,000 in 2012 to account for its share of net income. The carrying value of the Company’s investment in the Joint Venture is a shortfall of $104,000 as of December 31, 2012 and is classified as Other Long Term Liabilities on the Company’s Consolidated Balance Sheets.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 5: Short term borrowings

Short term borrowings consisted of the following at December 31, 2012 (in thousands):

Project financing line of credit	$491
November 2012 Bridge Notes, 8%, due April 15, 2013	3,700
$4,191

Project Financing Line of Credit

On October 4, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with C13 Thermo LLC (the “Lender”), a related party whose owners are related to an officer of the Company. Under this Loan Agreement, the Lender established a credit facility allowing the Company to borrow up to $700,000 (the “Credit Facility”) to finance the fabrication and testing of an Ammonia Reduction Process system utilizing the Company’s proprietary technology (the “Project”). The Company issued to the Lender a promissory note in the principal amount of $700,000 (the “Note”). As of December 31, 2012 the Company borrowed approximately $491,000 against this Credit Facility.

Amounts borrowed under the Credit Facility will not bear interest (except in the case of an event of default, in which case all amounts borrowed, together with all fees, expenses and other amounts due, shall bear interest at the default rate of 8% per annum). Upon maturity of the Note, the Company will be charged a commitment fee equal to 10% of the aggregate principal amount borrowed under the Credit Facility. The Credit Facility originally expired, and all amounts due under the Note, together with all commitment fees incurred under the Loan Agreement, will become due and payable, on the earlier of (i) March 4, 2013 or (ii) the date on which the Company first draws against an irrevocable documentary letter of credit that has been issued for the Company’s benefit in connection with the Project. The Credit Facility was amended in March 2013 to extend the expiration date to the earlier of (i) April 5, 2013 or (ii) one business day following the date the Company first draws against the irrevocable documentary letter of credit. The Company may repay the Note in whole or in part at any time without premium or penalty. The Credit Facility is secured by all of the Company’s assets. The Credit Facility contains certain non-financial covenants, and the Company believes it is in compliance with these covenants at December 31, 2012.

November 2012 Bridge Note Financing

On November 30, 2012 the Company entered into Bridge Loan Agreements with six of its principal investors pursuant to which the Investors agreed to make bridge loans to the Company of $3.7 million in exchange for 8% Promissory Notes (the “November 2012 Bridge Notes”).  The November 2012 Bridge Notes bear interest at the rate of 8% per year and are due and payable on April 15, 2013.

The November 2012 Bridge Notes contain other conventional terms, including representations and warranties regarding our business and assets and our authority to enter into such agreements, and provisions for acceleration of our obligations upon the occurrence of certain specified events of default.

Note 6: Convertible debt

Convertible debt consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Roenigk 2007 Convertible Promissory Note, 5%, due March 21, 2013, less discount of $78 at December 31, 2011	$—	$860
Roenigk 2008 Convertible Promissory Note, 5%, due March 7, 2013, less discount of $181 at December 31, 2011	—	711
December 2011 Convertible Promissory Notes, 12.5%, due on demand on or after January 31, 2013	1,250	1,250
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $106 at December 31, 2012	1,838	—
	3,088	2,821
Less: Current portion	(1,250)	(1,250)
	$1,838	$1,571

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

March 21, 2007 Financing

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note was convertible into shares of common stock at a conversion price of $0.50 per share at any time at the election of the holder.  As further consideration, the Company issued a warrant to purchase 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price per share of the common stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The warrant expires on March 21, 2013.

Interest on the Note was payable semi-annually. The Company could, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $213,000 and $188,000 of accrued interest to the principal balance of the Note as of June 20, 2012 and December 31, 2011, respectively.

On June 20, 2012, the Noteholder tendered this Note, together with the 2008 Convertible Promissory Note discussed below, as consideration for the issuance of the 2012 Convertible Promissory Note, as discussed below.

March 7, 2008 Financing

On March 7, 2008, Mr. Roenigk exercised his option to make an additional $750,000 investment in the Company under the terms of the Securities Purchase Agreement between the Company and Mr. Roenigk dated March 21, 2007. The Company issued to Mr. Roenigk a 5% Convertible Promissory Note due March 7, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note was convertible into shares of common stock at a conversion price of $0.50 per share at any time at the election of the holder. As further consideration, the Company issued a warrant to purchase 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price per share of the Company’s common stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The warrant expires on March 7, 2014.

Interest on the Note was payable semi-annually. The Company could, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $165,000 and $142,000 of accrued interest to the principal balance of the Note as of June 20, 2012 and December 31, 2011, respectively.

On June 20, 2012, the Noteholder tendered this Note, together with the 2007 Convertible Promissory Note discussed above, as consideration for the issuance of the 2012 Convertible Promissory Note, as discussed below.

CASTion Acquisition Financing

On July 2, 2007, the Company issued Convertible Promissory Notes in the aggregate principal amount of $3,353,127 as part of the consideration for the acquisition of CASTion. The outstanding principal and accrued interest were convertible into shares of the Company’s Common Stock at a conversion price of $0.50 per share at any time at the holders’ discretion. The Notes contained conventional weighted-average anti-dilution provisions for the adjustment of the conversion price of the Notes in the event the Company issued additional shares of Common Stock (or securities convertible into Common Stock) at a price less than the then-effective exercise price or conversion price. The Notes originally matured on May 31, 2010, and were in default, as the Company had not made required prepayments from a private placement of equity that closed on December 18, 2007.

Interest on the Notes was payable semi-annually, and the Company had the option of deferring interest payments and rolling the deferred amount into the principal amount of the Notes.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

2010 Bridge Note Financing

On March 10, 2010, the Company entered into a Bridge Loan Agreement with six of its principal investors (“the Investors”), all related parties, pursuant to which the Investors agreed to make bridge loans to the Company of $2.6 million in exchange for 3% Secured Convertible Promissory Notes (the “Bridge Notes”).  The Bridge Notes bear interest at the rate of 3% per year and were due and payable on February 28, 2011. The entire unpaid principal amount, together with all interest then accrued and unpaid under each Bridge Note, was convertible, at the election of the holder, into shares of Common Stock at a conversion price of $0.24 per share. On June 30, 2010, the parties amended the Bridge Loan Agreement pursuant to which the Investors agreed to increase by $2 million the amount of the bridge loans as provided under the Bridge Loan Agreement.

The Bridge Notes contained other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default. The Bridge Notes were secured by all of the Company’s assets except for the shares of the Company’s subsidiary, CASTion Corporation (in which no security interest has been granted).

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

On February 25, 2011 the Company and the Investors entered into Note Extension and Amendment Agreements amending the terms of the 2010 Bridge Notes. As amended, the “Amended 2010 Bridge Notes” bore interest at the rate of 10% per annum and matured on February 29, 2012. The Amended 2010 Bridge Notes were convertible into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share at any time at the election of the holders. In the event, prior to the maturity date of the Amended 2010 Bridge Notes, the Company paid in full the restated CASTion Notes as detailed above, then the Amended 2010 Bridge Notes would convert, at the Company’s election, into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. In the event that (i) the closing price of the Company’s Common Stock equaled or exceeded $0.72 per share for 20 consecutive trading days and (ii) the daily average trading volume of the Company’s Common Stock exceeded 30,000 shares for 20 consecutive trading days, then the entire principal amount of the Amended 2010 Bridge Notes, plus all accrued and unpaid interest, would automatically convert into shares of the Company’s Series B Convertible Preferred Stock at the rate of $2.40 per share. Upon conversion of all or any portion of the Amended 2010 Bridge Notes, the Company would issue five-year warrants for the purchase, at an exercise price of $0.30 per share, of that number of shares of the Company’s Common Stock determined by dividing (i) 200% of the amount of principal and interest so converted by (ii) $0.30 (the “Warrants”). The Amended 2010 Bridge Notes contained other conventional terms, including events of default upon the occurrence of which the Amended 2010 Bridge Notes become immediately due and payable.

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

The June 2011 Bridge Notes were originally payable on demand at any time on or after February 29, 2012 (the “Maturity Date”).  They did not bear interest until the Maturity Date and bore interest at the rate of 10% per annum from and after the Maturity Date.  The 2011 Bridge Notes may not be prepaid, in whole or in part, without the prior written consent of the 2011 Investors.  The 2011 Investors agreed to surrender the June 2011 Bridge Notes in payment of the exercise price for warrants held by or issuable to them (the “Warrants”) if and when the conditions to their amendment and exercise were satisfied.

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

December 31, 2012 and 2011

Because the June 2011 Bridge Notes did not bear interest, the Company calculated the present value of the June 2011 Bridge Notes using an imputed interest rate of 10% and recorded imputed interest of $60,000 as a debt discount. The debt discount was amortized to interest expense.

On August 11, 2011, upon satisfaction of all of the conditions set forth in the 2011 Bridge Note and Warrant Amendment Agreement, the Company reduced the exercise price of the Warrants, and the holders of the June 2011 Bridge Notes exercised all of the Warrants and tendered all of the June 2011 Bridge Notes for the purchase of an aggregate of 3,469,387 shares of Series B Convertible Preferred Stock at a price of $1.30 per share. As a result, the June 2011 Bridge Notes were repaid in full. As a result of the tender of the June 2011 Bridge Notes, the Company recorded a loss on extinguishment of debt of $1,799,000 in the third quarter of 2011.

December 2011 Bridge Note Financing

On December 2, 2011 the Company entered into Bridge Loan Agreements with four of its principal investors pursuant to which the Investors agreed to make bridge loans to the Company of $1.25 million in exchange for 12.5% Promissory Notes (the “December 2011 Bridge Notes”).  The December 2011 Bridge Notes bear interest at the rate of 12.5% per year and were due and payable on December 31, 2012. The entire unpaid principal amount, together with all interest then accrued and unpaid under each December 2011 Bridge Note, is convertible into shares of a future series of Preferred Stock.

The December 2011 Bridge Notes contain other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default.

On November 30, 2012, in conjunction with the issuance of the November 2012 Bridge Notes (see Note 5), the investors who participated in the December 2011 Bridge Note financing agreed to extend the maturity date such that the December 2011 Bridge Notes are due on demand on or after January 31, 2013. The company accounted for this amendment as a debt modification.

Roenigk 2012 Convertible Promissory Note

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 in the principal amount of $1,877,217 to the Roenigk Family Trust in exchange for the 2007 Convertible Promissory Note and the 2008 Convertible Promissory Note discussed above (the “Old Notes”). The Note bears interest at the rate of 5% per annum from April 1, 2012 through May 31, 2012, then bears interest at the rate of 8% per annum until the maturity date, March 31, 2014. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $5,000 deferral fee. The Company added $67,000 of accrued interest to the principal balance of the Note during the year ended December 31, 2012.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

The Company filed a Certificate of Amendment to its Certificate of Incorporation to effect the amendment on August 11, 2011.

Common Stock

The Company issued 419,180 shares of Common Stock valued at $88,000 and 600,000 shares of Common Stock valued at $114,000 during 2012 and 2011, respectively, for services.

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

On October 9, 2012, the Company entered into Securities Purchase Agreements (the “Agreements”) with nine additional individuals (the “Investors”) pursuant to which the Company issued an aggregate of 3,765,000 shares of Common Stock, Warrants for the purchase of an additional 4,141,500 shares of Common Stock at an exercise price of $0.15 per share and Warrants for the purchase of an additional 376,500 shares of Common Stock at an exercise price of $0.10 per share. The aggregate purchase price for the Shares and Warrants was $376,500, and the Company received proceeds of $331,196, net of issuance costs. The Warrants entitle the holders thereof to purchase shares of Common Stock at any time on or prior to July 11, 2017.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

The July, August and October Agreements described above include a price protection provision pursuant to which, at any time on or before January 11, 2014, the Company issues and sells any shares of Common Stock or securities convertible into Common Stock (“Convertible Securities”) at a price less than $0.10 per share (a “Dilutive Transaction”), the purchase price for the Shares shall automatically be reduced to a price equal to the price at which such shares were issued and sold (the “Reduced Price”) and the Company will issue to the Investors, for no additional consideration, a sufficient number of additional Shares so that the effective price per Share equals the Reduced Price. The Warrants include a similar price protection provision pursuant to which, upon a Dilutive Transaction, the exercise price of the Warrants shall automatically be reduced to a price equal to 150% of the Reduced Price. Upon such adjustment, the number of Warrant Shares issuable upon exercise of a Warrant shall automatically be adjusted by multiplying the number of shares issuable upon exercise of such Warrant immediately prior to the Dilutive Issuance by a fraction, (i) the numerator of which shall be the exercise price immediately prior to the Dilutive Issuance and (ii) the denominator of which shall be the exercise price as adjusted. See Note 8 for further discussion of the accounting treatment of these price protection revisions.

At December 31, 2012, approximately 253 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Preferred Stock

As of December 31, 2012 and 2011, the Company has 208,334 shares of Series A Convertible Preferred Stock outstanding, which is held by a single investor. Each share of Series A Convertible Preferred Stock is convertible into one share of the Company’s Common Stock and has a liquidation value of $1.20 per share.

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

As stated in Note 6, on July 1, 2011 the Company repaid the entire principal balance of the restated CASTion Notes by making payments totaling $1,568,267 and converting the remaining balance into 653,439 shares of Series B Convertible Preferred Stock and warrants to purchase a total of 10,455,424 shares of the Company’s Common Stock.

Per the terms of the amended 2010 Bridge Loan Agreement, as described in Note 6 above, the repayment of the CASTion Notes triggered the conversion of the entire outstanding balance of principal and interest on the 2010 Bridge Notes. As a result, on August 11, 2011 the Company converted principal and accrued interest totaling $2,932,108 into 1,221,707 shares of Series B Convertible Preferred Stock and warrants to purchase 19,547,385 shares of the Company’s Common Stock at an exercise price of $0.30 per share.

As stated in Note 6, on August 11, 2011, upon satisfaction of all of the conditions set forth in the 2011 Bridge Note and Warrant Amendment Agreement, the holders of the June 2011 Bridge Notes exercised all of the Warrants in accordance with the Agreement and surrendered all of the June 2011 Bridge Notes for the purchase under the Warrants of an aggregate of 3,469,387 shares of Series B Convertible Preferred Stock at a price of $1.30 per share.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

The ThermoEnergy Corporation 2008 Incentive Stock Plan (the “2008 Plan”) provides for the granting of non-qualified stock options, restricted stock, stock appreciation rights (“SAR”) and incentive stock options for officers, employees, non-employee members of the Board of Directors, consultants and other service providers.  Options may not be granted at an exercise price less than the fair market value of the Company’s Common Stock on the date of grant and the term of the options may not be in excess of ten years.   The Company has reserved 20,000,000 shares of Common Stock for issuance under the 2008 Plan. As discussed in Note 14, on March 20, 2013 the Company’s shareholders approved an amendment to the 2008 Plan to increase the number of shares reserved to 40,000,000.

Although the granting of awards under the 2008 Plan is generally at the discretion of the Compensation Committee of the Board of Directors, the 2008 Plan provides for automatic grants of stock options to the non-employee members of the Board of Directors. Each non-employee Director who is elected or appointed to the Board for the first time shall automatically be granted a non-qualified stock option to purchase 30,000 shares of the Company’s Common Stock. Thereafter, at each subsequent Annual Meeting of Stockholders, each non-employee Director who is re-elected to the Board of Directors or continues to serve a term that has not expired will receive a non-qualified stock option grant to purchase an additional 30,000 shares. All options granted to non-employee Directors vest and become fully exercisable on the date of the first Annual Meeting of Stockholders occurring after the end of the fiscal year of the Company during which such option was granted and shall have a term of ten years. As discussed in Note 14, on March 20, 2013 the Company’s shareholders approved an amendment to the 2008 Plan to increase the number of shares granted to non-employee Directors to 100,000.

The following table presents non-cash stock option expense included in expenses in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Cost of revenue	$4	$23
General and administrative	548	769
Engineering, research and development	77	41
Sales and marketing	126	169
Option expense before tax	755	1,002
Income tax benefit	—	—
Net option expense	$755	$1,002

During 2012, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 7,560,000 stock options.  The options are exercisable at exercise prices ranging from $0.085 to $0.268 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

During 2011, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 3,320,000 stock options.  The options are exercisable at exercise prices ranging from $0.15 to $0.30 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

The fair value of options granted during 2012 and 2011 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2012	2011

Risk-free interest rate	0.83% - 2.23%	2.0% - 3.5%
Expected option life (years)	6.25 – 10.0	10.0
Expected volatility	90% - 92%	91% - 92%
Expected dividend rate	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods over the expected life of the option. The expected option life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is based on the historical volatility of the Company’s common stock over the expected life of the option granted.

Option expense for the year ended December 31, 2012 was calculated using an expected forfeiture rate of 5%. A forfeiture rate of 0% was used for the comparative period of 2011.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

A summary of the Company’s stock option activity and related information for the years ended December 31, 2012 and 2011 follows:

	2012		2011
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	19,674,102	$0.38	22,065,402	$0.57
Granted	7,560,000	$0.16	3,320,000	$0.27
Canceled and expired	(2,337,424)	$0.29	(5,711,300)	$0.99
Outstanding, end of year	24,896,678	$0.32	19,674,102	$0.38
Vested and exercisable, end of year	14,700,574	$0.40	9,393,283	$0.47

The weighted average grant date fair value of options granted were $0.11 per share and $0.21 per share for the years ended December 31, 2012 and 2011, respectively. The total fair value of options vested were approximately $1,137,000 and $958,000 as of December 31, 2012 and 2011, respectively.

Exercise prices for options outstanding as of December 31, 2012 ranged from $0.085 to $1.50. The weighted average remaining contractual life of those options was approximately 7.4 years at December 31, 2012. The weighted average remaining contractual life of options vested and exercisable was approximately 6.5 years at December 31, 2012.

As of December 31, 2012, there was $514,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  The Company recognizes stock-based compensation on the graded-vesting method.

Warrants

At December 31, 2012, there were outstanding warrants for the purchase of 99,870,113 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $0.55 per share (weighted average exercise price was $0.28 per share). The expiration dates of outstanding warrants as of December 31, 2012 are as follows:

Expiration	Warrants Outstanding
2013	8,896,554
2014	6,159,436
2015	6,188,879
2016	42,795,244
2017 and later	35,830,000
99,870,113

Note 8: Derivative Liabilities

The Company has periodically issued Common Stock and Common Stock purchase warrants with anti-dilution provisions as additional consideration with certain debt instruments. Additionally, certain debt instruments have been convertible into shares of the Company’s Series B Convertible Preferred Stock, which are convertible into shares of the Company’s Common Stock and have anti-dilution provisions and liquidation preferences. Because these instruments contain provisions that are not indexed to the Company’s stock, the Company is required to record these as derivative instruments.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Derivative liability – current portion	$20	$-	$-	$20
Derivative liability – long-term portion	2,214	-	-	2,214

Total	$2,234	$-	$-	$2,234

As part of the financing transactions in July, August and October 2012 as discussed in Note 7, if the Company issues and sells any shares of Common Stock or securities convertible into Common Stock (“Convertible Securities”) at a price less than $0.10 per share at any time on or before January 11, 2014 (a “Dilutive Transaction”), the purchase price for the shares shall automatically be reduced to a price equal to the price at which such shares were issued and sold (the “Reduced Price”), and the Company will issue to the Investors, for no additional consideration, a sufficient number of additional shares so that the effective price per share equals the Reduced Price.

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

Because these provisions as described above are not indexed to the Company’s Common Stock, the value of the anti-dilution features of the Common Stock and the value of the Warrants must be bifurcated and treated as derivative liabilities. As a result, the Company initially recorded derivative liabilities totaling $3,064,000 in the third and fourth quarters of 2012. Because the Company recorded derivative liabilities that exceeded the proceeds received, the Company recorded a charge of approximately $567,000. This amount is recorded as other derivative expense on the Company’s Consolidated Statement of Operations for the year ended September 30, 2012.

The fair value of these derivative liabilities as of December 31, 2012 was $2,234,000, of which derivative liabilities with an aggregate value of $20,000 expire in one year or less and are classified as current liabilities on the Company’s Consolidated Balance Sheets. The Monte Carlo Simulation lattice model was used to determine the fair values at December 31, 2012. The significant assumptions used were: exercise prices between $0.10 and $0.36; the Company’s stock price on December 31, 2012, $0.09; expected volatility of 55% - 75%; risk free interest rate between 0.16% and 0.72%; and a remaining contract term between 5 months and 55 months.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for periods over the expected life of the derivative. Expected volatility is based on the historical volatility of the Company’s common stock over the expected term of the derivative.

The decrease in fair value of the Company’s derivative liabilities resulted in income of $1,637,000 for the year ended December 31, 2012. The income results primarily from the passage of time and decreases in the Company’s stock price.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance at beginning of year	$807	$2,852
Recognition of derivative liabilities	3,064	3,928
Change in fair value	(1,637)	(3,936)
Reclassification of derivative liabilities to equity	—	(2,037)
	$1,838	$807

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

During 2011, as part of the amendments to its CASTion Notes and 2010 Bridge Notes as discussed in Note 6, the Notes were convertible into shares of the Company’s Series B Convertible Preferred Stock at a rate of $2.40 per share at any time at the discretion of the Noteholder. As discussed in Note 7, the Series B Convertible Preferred Stock is convertible into 10 shares of the Company’s Common Stock at any time. The Series B Convertible Preferred Stock also contains anti-dilution provisions that allow for a reduction on the conversion price in the event of a future financing at an exercise price lower than the conversion price of the Preferred Stock. The Series B Convertible Preferred Stock also contains liquidation preferences to the holder. Because these provisions in the Series B Stock are not indexed to the Company’s Common Stock, the value of these conversion features must be bifurcated and treated as derivative liabilities. As a result, the Company recorded derivative liabilities totaling $4,306,000 in the first quarter of 2011.

The decrease in fair value of the Company’s derivative liabilities resulted in income of $3,936,000 for the year ended December 31, 2011. The income results primarily from the passage of time and decreases in the Company’s stock price.

Note 9: Related party transactions

The Company has an 85% ownership interest in ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“TEPS”) for the purpose of transferring the Company’s rights and interests in its pressurized oxycombustion technology. Alexander Fassbender, former Executive Vice President and Chief Technology Officer, as the inventor of the technology, has a 7.5% ownership interest, and the remaining 7.5% is owned by an unrelated third party. Accordingly, the Company records the value of the noncontrolling interest on the Company’s Consolidated Balance Sheets, which totaled $2,000 and $6,000 as of December 31, 2012 and 2011, respectively.

The Company has employment agreements with certain of its senior officers that specify base compensation, minimum annual increases and lump sum payment amounts in the event of a change in control of the Company.

See Notes 4, 5 and 6 for additional related party transactions.

Note 10: Income taxes

A valuation allowance equal to the total of the Company's net deferred tax assets has been recognized for financial reporting purposes. The net changes in the valuation allowance were increases of approximately $3.1 million and decreases of $2.2 million during the years ended December 31, 2012 and 2011, respectively. The Company's deferred tax liabilities are not significant.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Significant components of the Company's deferred tax assets are as follows as of December 31, 2012 and 2011 (in thousands):

	2012	2011

Net operating loss carryforwards	$20,386	$19,720
Contingent liability reserves	-	158
Derivative liabilities	849	-
Stock options and warrants	2,140	1,973
Billings in excess of costs	1,728	-
Valuation discount	(40)	(99)
Other	352	165
	25,415	21,917
Valuation allowance – deferred tax assets	(25,415)	(21,917)
	$-	$-

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Computed at statutory rate (34%)	$(2,510)	$(5,911)
(Decrease) increase in valuation allowance for deferred tax assets	3,130	(2,220)
Loss on extinguishment of debt	—	4,267
Stock and stock options	130	3,745
Derivative liabilities	(849)	(1,338)
Valuation discount	-	1,558
Non-deductible items and other	99	(101)
Benefit for income taxes	$-	$-

At December 31, 2012, the Company has net operating loss carryforwards, which expire in various amounts during 2013 through 2032, of approximately $58.5 million.  The Internal Revenue Code provides for limitations on the use of net operating loss carryforwards for acquired entities. The Company’s annual limitation for the use of CASTion’s net operating loss carryforwards for periods prior to the date of acquisition for income tax reporting purposes is approximately $300,000. As further discussed in Note 13, the Company has agreed, in conjunction with the Offer in Compromise accepted by the IRS in March 2011, that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated, which totaled $2,263,000.

Note 11: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2012, the Plan had not been funded nor submitted to the Internal Revenue Service for approval. The Company has a 401(k) Plan, but no employer contributions have been made to date.

Note 12: Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. As stated in Note 1, the Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies. The Company currently generates all of its revenues from the sale and application of its water treatment technologies. Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development. The Company’s efforts to develop and commercialize its clean energy technologies are discussed in Note 4. Separate disclosure of financial information related to the Company’s clean energy technologies is not required, as all operating activity is captured in the Company’s joint venture. The financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies as the sole reportable segment.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

The Company’s operations are currently conducted solely in the United States. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 13: Commitments and contingencies

The Company leases its primary facility in Worcester, MA under an operating lease with an unaffiliated third party. The following table summarizes the Company’s operating lease commitments on its primary facility at December 31, 2012: (in thousands)

Payments due in:	Amount
2013	$173
2014	178
2015	183
2016	188
2017	16
$738

On March 25, 2011, the Company was notified by the U.S. Internal Revenue Service that it had accepted the Company’s Offer in Compromise with respect to its tax liabilities relating to (i) employee tax withholding for all periods commencing with the quarter ended September 30, 2005 and continuing through September 30, 2009 and (ii) federal unemployment taxes (FUTA) for the years 2005 through 2008 that were not paid by the Company’s former Chief Financial Officer. Pursuant to the Offer in Compromise, it has agreed to satisfy its delinquent tax liabilities by paying a total of $2,134,636 (representing the aggregate amount of tax due, without interest or penalties). The Company made its final payment of $176,636 in January 2012. In connection with the Offer in Compromise, the Company has agreed that any net operating losses sustained for the years ending December 31, 2010 through December 31, 2012 will not be claimed as deductions under the provisions of Section 172 of the Internal Revenue Code except to the extent that such net operating losses exceed the amount of interest and penalties abated. The IRS acceptance of the Offer in Compromise is conditioned, among other things, on the Company filing and paying all required taxes for five tax years commencing on the date of the IRS acceptance.

Accrued payroll taxes, which includes penalties and interest related to state taxing authorities, totaled $399,000 as of December 31, 2012. The Company continues to work with the various state taxing authorities to settle its remaining payroll tax obligations.

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

Note 14: Subsequent Events

As discussed in Note 5, on March 4, 2013 the Company amended its Loan Agreement with C13 Thermo LLC, a related party, to extend the expiration date to the earlier of (i) April 5, 2013 or (ii) one business day following the date the Company first draws against the irrevocable documentary letter of credit.

On March 20, 2013, the Company’s shareholders approved an amendment to the Certificate of Incorporation to effect the following changes:

•	To increase the number of authorized shares of Common Stock to 800,000,000 and to increase the number of authorized shares of Preferred Stock to 50,000,000;
•	To reduce the number of shares of Preferred Stock designated as “Series B Convertible Preferred Stock” from 12,000,000 to 1,000,000 and to re-designate the remaining 11,000,000 shares heretofore designated as “Series B Convertible Preferred Stock” as “Series B-1 Convertible Preferred Stock”, with the shares in each sub-series having identical voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations and restrictions except that the shares of Series B-1 Convertible Preferred Stock shall have priority in liquidation; and
•	To designate 15,000,000 shares of the previously authorized but undesignated shares of Preferred Stock as “Series C Convertible Preferred Stock”.

The amendment to the Certificate of Incorporation will become effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware.

In addition, the Company’s shareholders approved an amendment to its 2008 Incentive Stock Plan to effect the following changes:

•	To increase the number of shares issuable from 20,000,000 to 40,000,000; and
•	To increase from 30,000 to 100,000 the number of options automatically granted to non-employee directors upon their election or re-election to the Board of Directors.

Index of Exhibits

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation of ThermoEnergy Corporation, as amended — Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 9, 2010
3(ii)	Certificate of Amendment to Certificate of Designation, Preferences and Rights — Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed August 11, 2011
3(iii)	Certificate of Amendment to Certificate of Incorporation of ThermoEnergy Corporation — Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K filed August 11, 2011
3(iv)	By-laws, as amended — Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K filed November 24, 2009
4.1*	ThermoEnergy Corporation 2008 Incentive Stock Plan, as amended — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 23, 2010
4.2	Amended and Restated Convertible Promissory Note due March 31, 2014 in the principal amount of $1,877,217.12, payable to the order of The Roenigk Family Trust dated November 10, 2004 — Filed herewith
4.3	Form of Common Stock Purchase Warrant issued to Martin A. Roenigk — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007
4.4	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of December 18, 2007 between ThermoEnergy Corporation and The Quercus Trust — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2007
4.5	Amendment No. 1 to Common Stock Purchase Warrant No. 2007-12-1 — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 17, 2008
4.6	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated as of September 15, 2008 by and between ThermoEnergy Corporation and The Quercus Trust — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2008
4.7	Warrant No. W09-10 for the purchase of 600,000 shares of the Common Stock of ThermoEnergy Corporation issued to The Focus Fund, LP — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 30, 2009
4.8	Common Stock Purchase Warrants issued to Focus Fund L.P. — Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 27, 2009
4.9

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreements dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Filed by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2012

10.1	License Agreement, effective October 1, 2003, by and between ThermoEnergy Corporation and Alexander G. Fassbender — Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2003
10.2	Letter Agreement from Alexander G. Fassbender dated December 17, 2007 and addressed to The Quercus Trust and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2007
10.3 *	Executive Employment Agreement dated January 27, 2010 by and between ThermoEnergy Corporation and Cary G. Bullock — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2010
10.4 *	Executive Employment Agreement dated November 2, 2009 by and between ThermoEnergy Corporation and Teodor Klowan, Jr. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2009
10.5 *	Executive Employment Agreement dated December 10, 2012 by and between ThermoEnergy Corporation and James F. Wood — Filed by reference to Current Report on Form 8-K filed December 20, 2012.
10.6 *	Form of Common Stock Purchase Warrant issued to Rexon Limited pursuant to Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009 — Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2009
10.7 *	Retirement Plan of P.L. Montesi — Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-QSB for the year ended December 31, 2003
10.8 *	Agreement, dated May 27, 2005, among ThermoEnergy Corporation, the Estate of P.L. Montesi and Betty Johnson Montesi — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 3, 2005

B-1

10.9	Voting Agreement dated as of November 19, 2009 by and among ThermoEnergy Corporation and the Series B Preferred Stockholders named therein — Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 24, 2009
10.10	Note Extension and Amendment Agreement dated as of February 25, 2011 by and among ThermoEnergy Corporation and The Quercus Trust; Robert S. Trump; Focus Fund L.P.; Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd. — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2011
10.11	Form of Amended and Restated Secured Convertible Promissory Notes dated issued pursuant to the Note Extension and Amendment Agreement by and among ThermoEnergy Corporation and The Quercus Trust; Robert S. Trump; Focus Fund L.P.; Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd. — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 3, 2011
10.12	Contract No. PO-98B (Registration No. CTC 826 20101417884) between The City of New York Department of Environmental Protection and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2010
10.13	Bridge Loan and Warrant Amendment Agreement by and among ThermoEnergy Corporation and Robert S. Trump; Focus Fund L.P.; Hughes Capital; Scott A. Fine; Peter J. Richards, Empire Capital Partners, LP; Empire Capital Partners, Ltd; and Empire Capital Partners Enhanced Master Fund, Ltd – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2011
10.14	Bridge Loan Agreement dated December 2, 2011 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Filed herewith.
10.15	Form of Promissory Note issued pursuant to the Bridge Loan Agreement dated December 2, 2011 by and among ThermoEnergy Corporation and the Investors party thereto — Filed herewith
10.16	Indenture of Lease, dated January 2008, by and between Liberty MA Portfolio Fee LLC and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current report on Form 8-K filed October 28, 2011
10.17	First Amendment to Lease, dated October 25, 2011, by and between Liberty MA Portfolio Fee LLC and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 28, 2011
10.18	Dissolution Agreement, effective as of March 2, 2012, by and among Babcock-Thermo Clean Combustion LLC, Babcock Power Development, LLC, Babcock Power Inc., ThermoEnergy Power Systems, LLC, and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed March 8, 2012

10.19	Agreement, dated June 20, 2012, by and between ThermoEnergy Corporation and Itea S.p.A. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2012
10.20	Detailed License Agreement, dated June 20, 2012, by and between ThermoEnergy Corporation, ThermoEnergy Power Systems LLC, Itea S.p.A. and Unity Power Alliance LLC — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 26, 2012
10.21	Form of Securities Purchase Agreement dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2012
10.22	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreements dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2012
10.23	Form of Securities Purchase Agreement dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Filed by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2012
10.24	Loan Agreement dated as of October 4, 2012 by and among ThermoEnergy Corporation, ThermoEnergy Power Systems, LLC, CASTion Corporation and C13 Thermo LLC – Filed by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2012
10.25	Promissory Note dated October 4, 2012 in the principal amount of $700,000 issued by ThermoEnergy Corporation, ThermoEnergy Power Systems, LLC, and CASTion Corporation to C13 Thermo LLC – Filed by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 11, 2012

10.26	Pledge and Security Agreement dated as of October 4, 2012 by and among ThermoEnergy Corporation, ThermoEnergy Power Systems, LLC, CASTion Corporation and C13 Thermo LLC – Filed by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 11, 2012
10.27	Bridge Loan Agreement dated November 30, 2012 by and among ThermoEnergy Corporation and the Investors party thereto — Filed by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 6, 2012
10.28	Form of Promissory Note issued pursuant to the Bridge Loan Agreement dated November 30, 2012 by and among ThermoEnergy Corporation and the Investors party thereto — Filed by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 6, 2012

21.1	Subsidiaries of the Issuer — Filed herewith
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

*  May be deemed a compensatory plan or arrangement

B-2