Form 10-Q
period 2013-03-31
THERMOENERGY CORP
filed 2013-05-15
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Class – Common Stock, $.001 par value                                             Outstanding at May 9, 2013 – 135,760,516 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$2,280	$4,657
Accounts receivable, net	1,847	1,246
Note receivable - affiliate	201	100
Costs in excess of billings	531	597
Inventories	48	53
Deposits	151	1,566
Other current assets	145	146
Total Current Assets	5,203	8,365

Property and equipment, net	686	668
Other assets	49	—

TOTAL ASSETS	$5,938	$9,033

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,236	$2,143
Short term borrowings	4,414	4,191
Convertible debt, net - current portion	3,187	1,250
Billings in excess of costs	5,352	4,922
Derivative liabilities, current portion	1,327	20
Accrued contract costs	93	1,545
Other current liabilities	1,633	1,388
Total Current Liabilities	17,242	15,459

Long Term Liabilities:
Derivative liabilities	—	2,214
Convertible debt, net	—	1,838
Other long term liabilities	222	133
Total Long Term Liabilities	222	4,185

Total Liabilities	17,464	19,644

Commitments and contingencies (Note 10)

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 30,000,000 shares at March 31, 2013 and December 31, 2012:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated: 208,334 shares at March 31, 2013 and December 31, 2012; issued and outstanding: 208,334 shares at March 31, 2013 and December 31, 2012	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 12,000,000 shares at March 31, 2013 and December 31, 2012; issued and outstanding: 11,664,993 shares at March 31, 2013 and December 31, 2012	117	117
Common Stock, $0.001 par value: authorized: 425,000,000 shares at March 31, 2013 and December 31, 2012; issued: 120,588,372 shares at March 31, 2013 and December 31, 2012; outstanding: 120,454,575 shares at March 31, 2013 and December 31, 2012	120	120
Additional paid-in capital	110,219	110,062
Accumulated deficit	(121,964)	(120,892)
Treasury stock, at cost: 133,797 shares at March 31, 2013 and December 31, 2012	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(11,524)	(10,609)
Noncontrolling interest	(2)	(2)
Total Stockholders’ Deficiency	(11,526)	(10,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,938	$9,033

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$1,009	$1,688
Less: cost of revenue	1,175	1,428
Gross profit (loss)	(166)	260

Operating Expenses:
General and administrative	986	1,031
Engineering, research and development	195	109
Sales and marketing	382	703
Total operating expenses	1,563	1,843

Loss from operations	(1,729)	(1,583)

Other income (expense):
Derivative liability income	907	175
Equity in losses of joint ventures	(54)	(5)
Interest expense, net	(189)	(125)
Other expense	(7)	(7)

Net loss	(1,072)	(1,545)
Net loss attributable to noncontrolling interest	—	1

Net loss attributable to ThermoEnergy Corporation	$(1,072)	$(1,544)

Net loss per share attributable to ThermoEnergy Corporation, basic and diluted	$(0.01)	$(0.02)

Weighted average shares used in computing loss per share, basic and diluted	120,454,575	90,277,915

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss	$(1,072)	$(1,545)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	157	163
Equity in losses of joint venture	54	5
Derivative liability income	(907)	(175)
Common stock issued for services	—	89
Non-cash interest added to debt	39	23
Loss on disposal of equipment	—	131
Depreciation	58	27
Amortization of discount on convertible debt	20	59
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(601)	3,242
Costs in excess of billings	66	(260)
Inventories	5	(130)
Deposits	1,415	(558)
Other current assets	(102)	38
Accounts payable	(907)	(1,302)
Billings in excess of costs	430	(1,149)
Accrued contract costs	(1,452)	103
Other current liabilities	284	(242)
Other long-term liabilities	89	(46)

Net cash used in operating activities	(2,424)	(1,527)

Investing Activities:
Issuance of note receivable to affiliate	(100)	—
Purchases of property and equipment	(76)	(94)

Net cash used in investing activities	(176)	(94)

Financing Activities:
Proceeds from short term borrowings	223	—
Proceeds from issuance of common stock, net of issuance costs of $38	—	498

Net cash provided by financing activities	223	498

Net change in cash	(2,377)	(1,123)
Cash, beginning of period	4,657	3,056
Cash, end of period	$2,280	$1,933

Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$40	$23

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1: Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of developing and marketing advanced municipal and industrial wastewater treatment and carbon reducing power generation technologies.

The Company’s wastewater treatment systems are based on its proprietary Controlled Atmosphere Separation Technology (“CAST”) platform.  The Company’s patented and proprietary platform technology is combined with off-the-shelf technologies (the “Technologies”) to provide systems that are inexpensive, easy to operate and reliable. The Company’s wastewater treatment systems have global applications in hydraulic fracturing (“fracking”) in the oil and gas industry, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST platform technology is owned by the Company’s subsidiary, CASTion Corporation (“CASTion”).

The Company also owns patents on technology for the combustion of coal at high pressure using pure oxygen (oxy-combustion) for clean, coal-fired power generation while producing near zero air emissions and removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology is intended to be used to build new or to retrofit old fossil fuel power plants. This technology is held in the Company’s subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”).

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The 15% third-party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements. Financial results for Unity Power Alliance (“UPA”) as a Joint Venture are accounted for under the equity method, as discussed in Note 4.

Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of ThermoEnergy Corporation.

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

March 31, 2013

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

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of customers to make required payments and records these allowances as a charge to general and administrative expense. The Company’s method for estimating its allowance for doubtful accounts is based on judgmental factors, including known and inherent risks in the underlying balances, adverse situations that may affect the customer’s ability to pay and current economic conditions. Amounts considered uncollectible are written off based on the specific customer balance outstanding. The Company did not have any allowance for doubtful accounts as of March 31, 2013 and December 31, 2012.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist exclusively of raw materials.

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

March 31, 2013

(Unaudited)

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

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”. This topic requires that the cost of all share-based payments to vendors and employees, including grants of employee stock options, be recognized in the consolidated financial statements based on their fair values on the measurement date, which is generally the date of grant. Such cost is recognized over the vesting period of the awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable, short-term borrowings and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. The carrying amount of the Company’s convertible debt was $3,187,000 and $3,088,000 at March 31, 2013 and December 31, 2012, respectively, and approximates its fair value, as the interest rate on this debt approximates the interest rate of the Company’s recent borrowings. The Company’s derivative liabilities are recorded at fair value.

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

Net income (loss) per share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted income per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The computations of diluted net loss per share do not include 333,169 and 414,291 options and warrants which were outstanding as of the three-month periods ended March 31, 2013 and 2012, respectively, as the inclusion of these securities would have been anti-dilutive.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the three-month period ended March 31, 2013. Furthermore, as discussed in Note 3, the Company’s contract with the New York City Department of Environment Regulation (“NYCDEP”) was terminated for convenience effective November 29, 2012.

At March 31, 2013, the Company had cash of approximately $2.3 million, a decrease of approximately $2.4 million from December 31, 2012. The Company has incurred net losses since inception, including a net loss of approximately $1.1 million during the three-month period ended March 31, 2013 and had an accumulated deficit of approximately $122 million at March 31, 2013.

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

Management is actively pursuing commercial contracts to generate operating revenue. Management has determined that the financial success of the Company is dependent upon the Company’s ability to obtain profitability from contracts with financially sound third parties to pursue projects involving the Technologies. In addition, management is considering opportunities to raise substantial funding through additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive from operations.

As more fully described in Note 11, on April 5, 2013, the Company issued shares of Series C Convertible Preferred Stock in exchange for the entire principal and accrued interest amounts of the Company’s December 2011 Bridge Notes and the Company’s November 2012 Bridge Notes.

Note 3: Risks and Uncertainties

On August 22, 2012, the NYCDEP issued a stop work order to the Company relative to its contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. The NYCDEP terminated the contract for convenience, effective November 29, 2012.

Upon notification of the contract termination, the Company cancelled all orders from its major vendors. The Company ceased recognition of revenues as of November 29, 2012 and has recorded all incremental costs as period costs on its Consolidated Statement of Operations.

The Company has billed approximately $16.0 million to the NYCDEP related to this contract as of March 31, 2013. Of this amount, approximately $15.5 million has been paid and approximately $536,000 was outstanding. The NYCDEP paid approximately $456,000 against the outstanding amounts due in April 2013 and paid the remaining $80,000 in May 2013. The Company has accounts receivable of approximately $536,000, deposits of $151,000, accrued contract costs of $80,000 and billings in excess of costs of approximately $4.9 million related to this contract as of March 31, 2013.

The Company delivered all equipment, including all material from third party vendors, to the NYCDEP during the first quarter of 2013. The Company believes its contractual obligations under the agreement have been met, and the Company continues to work through the termination process with the NYCDEP. While there may be additional billings or adjustments related to this termination process, the Company does not expect to incur any additional expenses related to this project in future periods.  Accordingly, the Company cannot determine a final outcome at this time; however, the Company does not believe its exposure extends beyond the amounts reported on its Consolidated Balance Sheet at March 31, 2013.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Because of this contract termination, the Company's revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 73% of the Company's revenues for the year ended December 31, 2012.

Note 4: Joint Ventures

Babcock-Thermo Clean Combustion LLC

On February 25, 2009, the Company’s majority-owned subsidiary, TEPS, and Babcock Power Development, LLC (“BPD”), a subsidiary of Babcock Power, Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) establishing Babcock-Thermo Carbon Capture LLC, a Delaware limited liability company now known as Babcock-Thermo Clean Combustion LLC (the “Joint Venture”) for the purpose of developing and commercializing its pressurized oxy-combustion technology.

On March 2, 2012, TEPS entered into a Dissolution Agreement with BPD to terminate the Limited Liability Company Agreement and dissolve the Joint Venture. The BTCC Board of Managers is supervising the wind down and dissolution process, and the Company expects the Joint Venture to be dissolved in the second quarter of 2013.

Unity Power Alliance LLC

On March 8, 2012, the Company announced the formation of Unity Power Alliance LLC (“UPA”). UPA was formed with the intention to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology. On July 16, 2012, Itea S.p.A. (‘‘Itea”) acquired a 50% ownership interest in UPA.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

In September 2012, UPA was awarded a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project on a cost-sharing basis under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, the Company received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant. UPA and its subcontractors received contract definitization during the first quarter of 2013 and began to receive funding. Accordingly, UPA has received funding totaling $170,000 related to this grant. The Company recorded revenues totaling $157,000 on a time and materials basis related to this contract in the first quarter of 2013.

In accordance with ASC 810, Consolidation, the Company determined that it held a variable interest in UPA and that UPA was a variable-interest entity. However, the Company has concluded that it is not required to consolidate the financial statements of UPA as of and for the three-month period ended March 31, 2013. The Company reviewed the most significant activities of UPA and determined that because the Company shares the power to direct the activities of UPA with Itea, it is not the primary beneficiary of UPA. Accordingly, the financial results of UPA is accounted for under the equity method of accounting. The carrying value of the Company’s investment in the Joint Venture is a shortfall of $164,000 and $109,000 as of March 31, 2013 and December 31, 2012, respectively, and is classified as Other Long Term Liabilities on the Company’s Consolidated Balance Sheets.

Note 5: Short term borrowings

Short term borrowings consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Project financing line of credit and accrued costs	714	491
November 2012 Bridge Notes, 8%, due April 15, 2013	3,700	3,700
	$4,414	$4,191

Project Financing Line of Credit

On October 4, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with C13 Thermo LLC (the “Lender”), a related party whose owners are related to an officer of the Company. Under this Loan Agreement, the Lender established a credit facility allowing the Company to borrow up to $700,000 (the “Credit Facility”) to finance the fabrication and testing of an Ammonia Reduction Process system utilizing the Company’s proprietary technology (the “Project”). The Company issued to the Lender a promissory note in the principal amount of $700,000 (the “Note”). The Company borrowed approximately $680,000 and $491,000 against this Credit Facility as of March 31, 2013 and December 31, 2012, respectively, and the Company agreed to reimburse legal fees of $34,000 to the Lender in 2013.

Amounts borrowed under the Credit Facility will not bear interest (except in the case of an event of default, in which case all amounts borrowed, together with all fees, expenses and other amounts due, shall bear interest at the default rate of 8% per annum). Upon maturity of the Note, the Company will be charged a commitment fee equal to 10% of the aggregate principal amount borrowed under the Credit Facility. The Credit Facility expires, and all amounts due under the Note, together with all commitment fees incurred under the Loan Agreement, will become due and payable, on the earlier of (i) March 4, 2013 or (ii) the date on which the Company first draws against an irrevocable documentary letter of credit that has been issued for the Company’s benefit in connection with the Project. The Credit Facility was amended in March 2013 to extend the expiration date to the earlier of (i) April 5, 2013 or (ii) one business day following the date the Company first draws against the irrevocable documentary letter of credit. The Company may repay the Note in whole or in part at any time without premium or penalty. The Credit Facility is secured by all of the Company’s assets. The Credit Facility contains certain non-financial covenants, and the Company believes it is in compliance with these covenants as of March 31, 2013.

On April 5, 2013 the Company repaid in full all outstanding principal and accrued commitment fees related to this Credit Facility.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The November 2012 Bridge Notes contain other conventional terms, including representations and warranties regarding the Company’s business and assets and its authority to enter into such agreements, and provisions for acceleration of the Company’s obligations upon the occurrence of certain specified events of default.

As further discussed in Note 11, on April 5, 2013 the Investors tendered these November 2012 Bridge Notes for shares of the Company’s Series C Convertible Preferred Stock and Warrants.

Note 6: Convertible debt

Unsecured convertible debt consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
December 2011 Convertible Promissory Notes, 12.5%, due on demand on or after January 31, 2013	1,250	1,250
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $86 at March 31, 2013 and $106 at December 31, 2012	1,937	1,838
	3,187	3,088
Less: Current portion	(3,187)	(1,250)
	$—	$1,838

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

As further discussed in Note 11, on April 5, 2013 the Investors exchanged these December 2011 Bridge Notes for shares of the Company’s Series C Convertible Preferred Stock and Warrants.

Roenigk 2012 Convertible Promissory Note

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 in the principal amount of $1,877,217 in exchange for a 5% Convertible Promissory Note issued on March 21, 2007 and due March 21, 2013 and a 5% Convertible Promissory Note issued on March 7, 2008 and due March 7, 2013 (the “Old Notes”). The Note bears interest at the rate of 5% per annum from April 1, 2012 through May 31, 2012, then bears interest at the rate of 8% per annum until the maturity date, March 31, 2014. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $5,000 deferral fee. The Company added $79,000 of accrued interest to the principal balance of the Note during the three months ended March 31, 2013.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 7: Equity

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

The amendment to the Certificate of Incorporation became effective on April 5, 2013.

Common Stock

At March 31, 2013, approximately 270 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

See Note 11 for discussion of issuances of Common Stock on April 5, 2013.

Stock Options

On March 20, 2013, the Company’s shareholders approved amendments to the 2008 Plan to increase the number of shares available for grant to 40,000,000 and to increase the number of shares with respect to which automatic stock options are granted to non-employee Directors to 100,000.

During the three-month period ended March 31, 2013, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 14,350,000 stock options under the Company’s 2008 Incentive Stock Plan. The options are exercisable at $0.054 - $0.089 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates. Options granted to non-employee directors vest on the date of the Company’s 2013 Annual Meeting of Stockholders; options granted to employees vest ratably over a four-year period.

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012:

	2013	2012

Cost of revenue	$—	$4
General and administrative	127	137
Engineering, research and development	16	25
Sales and marketing	14	(3)
Option expense before tax	157	163
Benefit for income tax	—	—
Net option expense	$157	$163

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The fair value of options granted during the three-month periods ended March 31, 2013 and 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	1.01%	1.1% - 1.2%
Expected option life (years)	6.25	6.25
Expected volatility	90%	92%
Expected dividend rate	0%	0%

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

Option expense for the three-month periods ended March 31, 2013 and 2012 was calculated using an expected forfeiture rate of 5%.

A summary of the Company’s stock option activity and related information for the three-month periods ended March 31, 2013 and 2012 follows:

	2013		2012
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	24,896,678	$0.32	19,674,102	$0.38
Granted	14,350,000	$0.09	1,530,000	$0.24
Canceled	(5,151,102)	$0.29	(521,250)	$0.31
Outstanding, end of period	34,095,576	$0.32	20,682,852	$0.37
Exercisable, end of period	15,248,701	$0.38	9,540,783	$0.51

The weighted average fair value of options granted was approximately $0.07 and $0.18 per share for the three-month periods ended March 31, 2013 and 2012, respectively. The weighted average fair value of options vested was approximately $144,000 and $141,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

Exercise prices for options outstanding as of March 31, 2013 ranged from $0.054 to $1.50. The weighted average remaining contractual life of those options was approximately 8.1 years at March 31, 2013. The weighted average remaining contractual life of options vested and exercisable was approximately 5.8 years at March 31, 2013.

As of March 31, 2013, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The Company recognizes stock-based compensation on the graded-vesting method.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Warrants

At March 31, 2013, there were outstanding warrants for the purchase of 98,370,113 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $0.55 per share (weighted average exercise price was $0.40 per share). The expiration dates of these warrants are as follows:

Year	Number of Warrants
2013	7,396,554
2014	6,159,436
2015	6,188,879
2016	42,795,244
2017	34,487,500
After 2017	1,342,500
98,370,113

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

Liabilities measured at fair value on a recurring basis as of March 31, 2013 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities – current portion	$1,327	$-	$-	$1,327

Total	$1,327	$-	$-	$1,327

The Monte Carlo Simulation lattice model was used to determine the fair values at March 31, 2013. The significant assumptions used were: exercise prices between $0.10 and $0.36; the Company’s stock price on March 28, 2013, $0.0499; expected volatility of 55% - 60%; risk free interest rate between 0.14% and 0.57%; and a remaining contract term between 2 months and 52 months.

Liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities – current portion	$20	$-	$-	$20
Derivative liabilities – long-term portion	2,214	-	-	2,214

	$2,234	$-	$-	$2,234

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The Monte Carlo Simulation lattice model was used to determine the fair values at December 31, 2012. The significant assumptions used were: exercise prices between $0.10 and $0.36; the Company’s stock price on December 31, 2012, $0.09; expected volatility of 55% - 75%; risk free interest rate between 0.16% and 0.72%; and a remaining contract term between 5 months and 55 months.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Balance at beginning of period	$2,234	$807
Change in fair value	(907)	(175)
	$1,327	$632

Note 9: Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company has two operating segments: the design and manufacture of wastewater treatment systems and the development of carbon reducing clean energy technologies. The Company currently generates almost all of its revenues from the sale and application of its water treatment technologies. Revenues from its clean energy technologies have been limited to grants received from governmental and other agencies for continued development.

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

As discussed in Note 4, the Company received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under UPA’s grant from the Department of Energy. The Company recorded revenues totaling $157,000 and cost of sales totaling $123,000 related to this contract in the first quarter of 2013. All other financial information presented in these financial statements relates to the Company’s water treatment technologies.

The Company’s operations are currently conducted solely in the United States. While the Company has begun marketing and selling its products in South America, Asia and Europe, the Company has not generated any revenues from such activities. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 11: Subsequent events

On April 5, 2013, following the filing of the Certificate of Amendment to the Company’s Articles of Incorporation, the Company effected the following transactions:

•	Investors in the Company’s December 2011 Bridge Notes and the Company’s November 2012 Bridge Notes exchanged such Notes with an aggregate principal amount of $4,950,000 plus accrued interest totaling $314,177 for a total of 6,926,553 shares of the Company’s Series C Convertible Preferred Stock and Warrants for the purchase of a total of 69,265,530 shares of Common Stock.

The effective price of the Series C Convertible Preferred Stock was $0.76 per share (or $0.076 per equivalent share of Common Stock). The Warrants entitle the holders to purchase, at any time on or before April 5, 2018 , shares of Common Stock at an exercise price of $0.114 per share. The Warrants contains other conventional terms, including provisions for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

•	As additional consideration to the Investors for their participation in the Bridge Note issuances mentioned above, for each $100 of principal and interest converted into Series C Convertible Preferred Stock and Warrants, each Investor exchanged 41.67 shares of Series B Convertible Preferred Stock held for 131.58 additional shares of Series C Convertible Preferred Stock (the number of shares of Series C Convertible Preferred Stock that would be purchased for $100 at a purchase price of $0.76 per share). Accordingly, the Company issued an aggregate of 6,926,553 additional shares of Series C Convertible Preferred Stock in exchange for an aggregate of 2,193,414 previously-outstanding shares of Series B Convertible Preferred Stock. The additional shares of Series C Convertible Preferred Stock were issued without Warrant coverage. The shares of Series B Convertible Preferred Stock surrendered were cancelled and are no longer outstanding.

•	Because the effective issuance price of the Shares was less than $0.10 per Common Share-equivalent, the Company issued to those Investors who purchased shares of the Company’s Common Stock and Warrants at closings on July 11, 2012, August 9, 2012 and October 9, 2012 (the “PIPE”), for no additional consideration, a sufficient number of additional shares of Common Stock so that the effective price per share of Common Stock paid by the PIPE Investors equals the effective issuance price of the shares of Series C Convertible Preferred Stock on an as-converted basis ($0.076 per share). Accordingly, the Company issued a total of 9,274,364 shares of Common Stock to the PIPE Investors.

•	In 2011, as an inducement to certain holders of Common Stock Purchase Warrants to exercise such warrants or to surrender such warrants in exchange for shares of Common Stock, the Company agreed to allow such holders to exchange shares of Series B Convertible Preferred Stock for an equal number of shares of Series B-1 Convertible Preferred Stock. On April 5, 2013, the Company issued an aggregate of 6,031,577 shares of Common Stock as consideration for the surrender of Warrants for the purchase of an aggregate of 39,205,234 shares. Accordingly, the Company issued an aggregate of 8,839,500 shares of Series B-1 Convertible Preferred Stock in exchange for an equal number of shares of Series B Convertible Preferred Stock.

On April 5, 2013, the Company repaid in full all outstanding principal and accrued interest totaling $785,059 related to its Loan Agreement with C13 Thermo, LLC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions are hereby incorporated by reference into this Quarterly Report.

Overview

Founded in 1988, we are a diversified technologies company engaged in the worldwide development, sale and commercialization of patented and/or proprietary technologies for the recovery and recycling of wastewater, chemicals, metals, and nutrients from waste streams at oil & gas, biogas, power plant, industrial, and municipal operations. In addition, the company holds patents on technology for the combustion of coal at high pressure using pure oxygen (oxy-combustion) for clean, coal-fired power generation.

Wastewater Solutions

The Company has spent nearly two decades developing sustainable water treatment and recovery systems that help industry and municipalities operate more efficiently, save money, reduce their carbon footprint and meet their sustainability goals.

Award-Winning Technology

We believe our TurboFrac system provides versatile and cost effective solutions to recover and recycle clean, usable water from contaminated produce water, including water with high Total Dissolved Solids (“TDS”), created by the hydraulic fracturing of oil and gas wells. Our FracGen systems create hydrofracking-grade water from briny water in local aquifers located in arid areas. FracGen reduces demand on local potable water supplies and reduces the need to transport fresh water from other geographic locations, reducing operating costs for drillers.

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

In industrial applications, our Zero-Liquid-Discharge (ZLD) Systems can recover nearly 100% of valuable chemical resources or wastewater for immediate reuse or recycling with no liquid leaving the facility. CAST concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. This patented technology is designed and constructed to withstand the demands of harsh chemical environments.

Fast Return on Investment

We believe our wastewater recovery systems reduce costs by recovering process chemicals, metals, and clean water for reuse or recycling and eliminating most of the costly disposal of hazardous waste or process effluent. These solutions offer a solid return on our customers’ investments and a quick payback with continued savings and efficiency for many years.

Our wastewater treatment systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our systems utilize proven technology to cost effectively process and treat brackish and produced water in the hydraulic fracturing (“fracking”) process in the oil and gas industries. Our wastewater treatment systems also have global applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

Specific wastewater solutions include:

•	Creating new supplies of usable water and recycling wastewater in the oil and gas industry

•	Recovering and recycling ammonia in industrial and municipal operations

•	Recovering ammonia and creating fertilizer from anaerobic digesters

•	Recovering chemicals or metals from industrial wastewater

•	Recovering and recycling used glycol

Power Generation Technologies

We are also the owner of a patented pressurized oxycombustion technology that has the potential to convert fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions, and at the same time removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology has the potential to build new or retrofit old fossil fuel power plants around the world that produce near zero air emissions while capturing carbon dioxide as a liquid for ready sequestration far more economically than any other competing technology. The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and will be developed and commercialized through a joint venture, Unity Power Alliance (UPA).

On June 20, 2012, we entered into an Agreement with Itea S.p.A. (“ITEA”) for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and subsequently seek additional partners to construct a demonstration facility based on the technology as implemented in the pilot plant. ITEA was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, ITEA exercised its option and acquired the 50% ownership interest in UPA. As of March 31, 2013, the financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810, as we have concluded that we are not the primary beneficiary.

In September 2012, Unity Power Alliance received a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. After successful completion of the first phase of the program, it is anticipated that a much larger Phase 2 will occur, with DOE awards in the $10-20 million range applied toward the construction of a pilot scale plant. As part of UPA's project, in October 2012, we received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant. We recorded revenues of $157,000 related to this contract in the first quarter of 2013. We expect the bench-scale unit will be operational during the second quarter of 2013.

Except for revenues from the UPA contract as stated above, we generate revenues from the sale and development of wastewater treatment systems. We enter into contracts with our customers to provide a wastewater treatment solution that meets the customer’s present and future needs. Our revenues are tied to the size and scale of the wastewater treatment system required by the customer, as well as the progress made on each customer contract.

Historically we marketed and sold our products primarily in North America. In 2011, we began marketing and selling our products in South America, Asia and Europe. These marketing and sales activities are performed by our direct sales force and authorized independent sales representatives.

On August 22, 2012, the New York City Department of Environmental Regulation (“NYCDEP”) issued a stop work order to us relative to our contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. The NYCDEP terminated the contract for convenience effective November 29, 2012. We delivered all equipment, including all material from third party vendors, to the NYCDEP during the first quarter of 2013.

Because of this contract termination, our revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 73% of our revenues for the year ended December 31, 2012. We are working through the termination process with the NYCDEP, and accordingly, we cannot determine a final outcome at this time. However, as part of these discussions, NYCDEP has reimbursed us for all costs expended through March 31, 2013.

We have made significant progress in resolving our past legal and financial issues, strengthening our balance sheet through various conversions of debt to equity, hiring key management personnel and building our business for future growth. However, we continue to incur net losses and negative cash flows from operations. We incurred net losses of $1.1 million for the three-month period ended March 31, 2013 and $7.4 million for the year ended December 31, 2012. Cash outflows from operations totaled $2.4 million for the three-month period ended March 31, 2013 and $5.4 million for the year ended December 31, 2012. As a result, we will require additional financing and/or capital to continue to fund our operations.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Management believes there have been no material changes during the three months ended March 31, 2013 to the critical accounting policies reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

Comparison of Quarters Ended March 31, 2013 and 2012

Revenues totaled $1,009,000 for the first quarter of 2013, a decrease of 40% compared to $1,688,000 for the first quarter of 2012. Revenues in the first quarter of 2013 were primarily driven by two industrial projects utilizing our Ammonia Recovery Process (“ARP”) technology. Revenues in the first quarter of 2012 were primarily derived from our contract with the New York City Department of Environmental Protection ("NYCDEP").

Gross loss for the first quarter of 2013 was ($166,000) compared to gross profit of $260,000 in the first quarter of 2012. Gross loss in 2013 is mainly attributable to unallocated overhead costs of approximately $192,000 resulting from the termination of the NYCDEP contract. Gross profit in the first quarter of 2012 is primarily related to work performed on the NYCDEP contract.

General and administrative expenses totaled $986,000 for the first quarter of 2013, a decrease of $45,000 compared to the first quarter of 2012. The decrease is primarily due to decreased professional and consulting expenses in a continuing effort to reduce our cost structure.

Engineering, research and development expenses for the first quarter of 2013 was $195,000 compared to $109,000 for the first quarter of 2012. The increase is attributable to reduced utilization of our engineering team in the first quarter of 2013 compared to 2012. Engineering costs directly related to our projects are charged to Cost of Sales.

Sales and marketing expenses for the first quarter of 2013 was $382,000, a decrease of $321,000 compared to the first quarter of 2012. We recorded a loss of $131,000 related to the disposal of a system previously used for pre-sales testing in the first quarter of 2012; this loss did not repeat in 2013. The decrease is also attributable to temporary reductions in headcount as we redirected our sales and marketing efforts in 2013 to focus on the oil & gas and biogas industries over the municipal and international markets.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $907,000 in the first quarter of 2013 compared to $175,000 in the first quarter of 2012. Income in the first quarter of 2013 and 2012 relate primarily to the passage of time and the decrease in our stock price and an increase in warrants that are classified as derivative liabilities.

We recognized losses in our joint ventures totaling $54,000 in the first quarter of 2013 compared to losses of $5,000 in the first quarter of 2012. Losses in the first quarter of 2013 are attributable to UPA’s efforts on the grant with the U.S. Department of Energy. Because this grant is a cost-sharing arrangement, UPA is required to absorb a portion of the costs necessary to complete this project. Losses in the first quarter of 2012 relate to activity in our former joint venture, BTCC.

Interest expense increased by $64,000 during the first quarter of 2013 compared to 2012. This increase is due mainly to higher debt levels in the first quarter of 2013.

Liquidity and Capital Resources

Cash and cash flow data for the periods presented were as follows (in thousands of dollars):

	Three-Month Period Ended December 31,
	2013	2012

Cash	$2,280	$1,933

Net cash used in operating activities	(2,424)	(1,527)
Net cash used in investing activities	(176)	(94)
Net cash provided by financing activities	223	498

We have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners. During 2012 and 2011, we funded our operations primarily from the sale of convertible debt, short-term borrowings, preferred stock and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. We raised a total of $7.3 million of funding in 2012, and we will require substantial additional funding to continue existing operations. We believe that we will be able to obtain additional equity or debt financing at market terms and interest rates; however, there is no certainty that we will be able to do so. These issues raise substantial doubt about our ability to continue as a going concern.

Cash used in operations amounted to $2,424,000 and $1,527,000 for the three-month periods ended March 31, 2013 and 2012, respectively.  Cash used in operations in 2013 is primarily a result of our continued net losses as well as paying down our trade payables in the first quarter of 2013. Cash used in operations in 2012 is primarily the result of our continued net losses. Cash used in investing activities included the issuance of a new loan receivable to UPA of $100,000 in 2013 and purchases of property and equipment of $76,000 and $94,000 for the three-month periods ended March 31, 2013 and 2012, respectively. Cash provided by financing activities for the three-month period ended March 31, 2013 included advances from our project line of credit totaling $223,000; cash provided by financing activities for the three-month period ended March 31, 2012 were derived from the exercise of common stock warrants, which generated net proceeds of $498,000.

At March 31, 2013, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of March 31, 2013, we had a cash balance of approximately $2.3 million and current liabilities of approximately $17.2 million, which consisted primarily of accounts payable of approximately $1.2 million, billings in excess of costs of approximately $5.4 million, short term borrowings of approximately $4.4 million, convertible debt of $3.2 million, derivative liabilities of approximately $1.3 million and other current liabilities of approximately $1.6 million.

On April 5, 2013, Investors in our December 2011 Bridge Notes and November 2012 Bridge Notes exchanged such Notes with an aggregate principal amount of $4,950,000 plus accrued interest totaling $314,177 for a total of 6,926,553 shares of our Series C Convertible Preferred Stock and Warrants for the purchase of a total of 69,265,530 shares of Common Stock.

On April 5, 2013, we repaid in full all outstanding principal and accrued interest totaling $785,059 related to our Loan Agreement with C13 Thermo, LLC.

We continue to take measures to increase our sales pipeline to generate future business and to reduce our operating costs through a reduction in force and the elimination of certain non-essential administrative costs.

Although our financial condition has improved, there can be no assurance that we will be able to book additional orders or obtain the funding necessary to continue our operations and development activities. Management continues to engage current and potential new investors in discussions for equity or debt financing to fund our operations until we can operate on a cash flow positive basis.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of its Chief Executive Officer and Interim Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Company’s Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013 due to (i) our failure to adequately allocate proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively; and (iii) our contract administration procedures were deficient in that we have not been able to consistently estimate contract costs.

Changes in Internal Controls

In the first quarter of 2013, we have reviewed and implemented new procedures to ensure that we budget and estimate project costs accurately. We have yet to determine whether these new procedures are sufficient to remediate our material weakness in our contract administration procedures. We did not make any other changes to our internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

On March 20, 2013, we held a Special Meeting in lieu of the 2012 Annual Meeting of Shareholders. At that meeting, the following nominees were elected Directors by the holders of our Common Stock and our Class A Convertible Preferred Stock (voting as a single class) by the votes indicated:

Nominee	For	Withheld	Broker Non-Votes
Cary G. Bullock	17,191,812	12,236,529	24,884,818
Arthur S. Reynolds	25,689,988	3,738,353
James F. Wood	22.789.462	6,638,879

Also on March 20, 2013, the holders of our Series B Convertible Preferred Stock, acting by written consent pursuant to Section 228 of the Delaware General Corporation Law, elected Dileep Agnihotri, Joseph P. Bartlett, J. Winder Hughes III, and Shawn R. Hughes as Directors.

 At the Special Meeting on March 20, 2013, the following additional matters were acted upon by a vote of security holders as indicated:

(i)     Approved by the following vote an amendment to our Certificate of Incorporation to (a) increase the number of authorized shares of Common Stock to 800,000,000 and increase the number of authorized shares of Preferred Stock to 50,000,000; (b) reduce the number of shares designated as “Series B Convertible Preferred Stock” from 12,000,000 to 1,000,000 and re-designate the remaining 11,000,000 shares heretofore designated as “Series B Convertible Preferred Stock” as “Series B-1 Convertible Preferred Stock”, with the shares in each sub-series having identical voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations and restrictions except that the shares of Series B-1 Convertible Preferred Stock shall have priority in liquidation; and (c) designate 15,000,000 shares of the previously authorized but undesignated shares of Preferred Stock as “Series C Convertible Preferred Stock”:

For	Against	Abstain	Broker Non-Votes
134,579,433	765,915	123,593	24,884,818

(ii)      Approved by the following vote amendments to the 2008 ThermoEnergy Corporation Incentive Stock Plan to (a) increase the number of shares of Common Stock available for grant under such Plan from 20,000,000 to 40,000,000 and (b) increase the number of shares with respect to which automatic stock options shall be granted to non-employee directors from 30,000 to 100,000:

For	Against	Abstain	Broker Non-Votes
79,357,459	29,558,767	3,354,075	24,884,818

(iii)     Ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2012 by the following vote:

For	Against	Abstain	Broker Non-Votes
157,349,516	1,269,097	1,735,146	0

(iv)     Approved the compensation paid to our named executive officers for the fiscal year ended December 31, 2012 by the following vote:

For	Against	Abstain	Broker Non-Votes
130,933,201	4,204,607	331,133	24,884,818

(v)      Recommended the frequency of future advisory votes on executive compensation as follows:

1 Year	2 Years	3 Years	Abstain	Broker Non-Votes
55,416,370	3,847,089	75,960,957	244,475	24,884,818

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

3(i)	Certificate of Amendment to the Certificate of Incorporation of ThermoEnergy Corporation, as filed with the Secretary of State of the State of Delaware on April 5, 2013 – Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed April 5, 2013

4.1

Form of Common Stock Purchase Warrant issued to Investors purchasing shares of Series C Convertible Preferred Stock – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 5, 2013

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

Date: May 15, 2013

THERMOENERGY CORPORATION

/s/ James F. Wood
James F. Wood
Chairman and Chief Executive Officer

/s/ Gregory M. Landegger
Gregory M. Landegger
Chief Operating Officer and Interim
Chief Financial Officer

