Form 10-Q
period 2013-06-30
THERMOENERGY CORP
filed 2013-08-14
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Class – Common Stock, $.001 par value                                             Outstanding at August 9, 2013 – 135,760,516 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$652	$4,657
Accounts receivable, net	785	1,246
Costs in excess of billings	530	597
Inventories	50	53
Deposits	148	1,566
Other current assets	195	146
Total Current Assets	2,360	8,265

Property and equipment, net	677	668
Other assets	40	—

TOTAL ASSETS	$3,077	$8,933

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,173	$2,143
Short term borrowings	—	4,191
Convertible debt, net - current portion	1,958	1,250
Billings in excess of costs	212	4,922
Derivative liabilities, current portion	1,067	20
Accrued contract costs	6	1,545
Other current liabilities	963	1,388
Total Current Liabilities	5,379	15,459

Long Term Liabilities:
Derivative liabilities	—	2,214
Convertible debt, net	—	1,838
Other long term liabilities	44	33
Total Long Term Liabilities	44	4,085

Total Liabilities	5,423	19,544

Commitments and contingencies (Note 10)

Series C Convertible Preferred Stock, $0.01 par value; liquidation preference of $1.52 per share: designated: 15,000,000 shares at June 30, 2013; issued and outstanding: 13,853,106 shares at June 30, 2013	8,971	—

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 50,000,000 shares at June 30, 2013 and 30,000,000 shares at December 31, 2012:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated, issued and outstanding: 208,334 shares at June 30, 2013 and December 31, 2012	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 1,000,000 shares at June 30, 2013 and 12,000,000 shares at December 31, 2012; issued and outstanding: 551,725 shares at June 30, 2013 and 11,664,993 shares at December 31, 2012	6	117
Series B-1 Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 11,000,000 shares at June 30, 2013; issued and outstanding: 8,919,854 shares at June 30, 2013	89	—
Common Stock, $0.001 par value: authorized: 800,000,000 shares at June 30, 2013 and 425,000,000 at December 31, 2012; issued: 135,894,313 shares at June 30, 2013 and 120,588,372 shares at December 31, 2012; outstanding: 135,760,516 shares at June 30, 2013 and 120,454,575 shares at December 31, 2012	136	120
Additional paid-in capital	109,006	110,062
Accumulated deficit	(120,538)	(120,892)
Treasury stock, at cost: 133,797 shares at June 30, 2013 and December 31, 2012	(18)	(18)
Total ThermoEnergy Corporation Stockholders’ Deficiency	(11,317)	(10,609)
Noncontrolling interest	—	(2)
Total Stockholders’ Deficiency	(11,317)	(10,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,077	$8,933

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$1,080	$1,900	$2,089	$3,588
Less: cost of revenue	903	1,779	2,078	3,207
Gross profit	177	121	11	381

Operating Expenses:
General and administrative	739	1,885	1,725	2,916
Engineering, research and development	173	94	368	203
Sales and marketing	444	887	826	1,590
Total operating expenses	1,356	2,866	2,919	4,709

Loss from operations	(1,179)	(2,745)	(2,908)	(4,328)

Other income (expense):
Gain on contract termination	4,878	—	4,878	—
Change in fair value of derivative liabilities	(38)	351	869	526
Interest expense, net	(2,185)	(129)	(2,374)	(254)
Equity in losses of joint ventures	(40)	(5)	(94)	(10)
Other expense	(10)	(4)	(17)	(11)

Net income (loss)	1,426	(2,532)	354	(4,077)
Net income (loss) attributable to noncontrolling interest	—	1	—	2

Net income (loss) attributable to ThermoEnergy Corporation	$1,426	$(2,531)	$354	$(4,075)

Earnings (loss) per share attributable to ThermoEnergy Corporation:
Basic	$0.01	$(0.03)	$0.00	$(0.04)
Diluted	$0.03	$(0.03)	$0.02	(0.04)

Weighted average shares used in computing earnings (loss) per share:
Basic	134,919,530	91,085,825	127,727,011	90,713,078
Diluted	135,238,160	91,085,825	128,065,279	90,713,078

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income (loss)	$354	$(4,077)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on contract termination	(4,878)	—
Stock-based compensation expense	230	531
Equity in losses of joint venture	94	10
Derivative liability income	(869)	(526)
Common stock issued for services	—	88
Non-cash interest added to note receivable	(3)	—
Non-cash interest added to debt	39	46
Loss on disposal of equipment	—	131
Depreciation	102	48
Amortization of discount on convertible debt	2,159	114
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	461	2,927
Costs in excess of billings	67	(323)
Inventories	3	(129)
Deposits	1,418	(877)
Other current assets	(78)	183
Accounts payable	(970)	15
Billings in excess of costs	168	(1,463)
Accrued contract costs	(1,539)	1,114
Other current liabilities	(1)	(848)
Other long-term liabilities	11	(60)

Net cash used in operating activities	(3,232)	(3,096)

Investing Activities:
Investment in joint venture	(100)	—
Purchases of property and equipment	(111)	(109)

Net cash used in investing activities	(211)	(109)

Financing Activities:
Proceeds from short term borrowings	223	—
Repayment of short term borrowings and accrued commitment fees	(785)	—
Proceeds from issuance of common stock, net of issuance costs of $38	—	498

Net cash (used in) provided by financing activities	(562)	498

Net change in cash	(4,005)	(2,707)
Cash, beginning of period	4,657	3,056
Cash, end of period	$652	$349

Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$40	$23
Debt discount recognized on convertible debt	$1,217	$—
Conversion of convertible debt and accrued interest to Series C Convertible Preferred Stock	$5,264	$—
Exchange of Series B Convertible Preferred Stock to Series C Convertible Preferred Stock	$4,486	$—
Exchange of Series B Convertible Preferred Stock to Series B-1 Convertible Preferred Stock	$89	$—
Cashless exercise of warrants for Common Stock	$288	$—
Anti-dilutive issuance of Common Stock to investors	$91	$—

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 1: Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of developing and marketing advanced municipal and industrial wastewater treatment and carbon reducing power generation technologies.

The Company’s wastewater treatment systems are based on its proprietary Controlled Atmosphere Separation Technology (“CAST”) platform.  The Company’s patented and proprietary platform technology is combined with off-the-shelf technologies (the “Technologies”) to provide systems that are inexpensive, easy to operate and reliable. The Company’s wastewater treatment systems have global applications in hydraulic fracturing (“fracking”) in the oil and gas industry, food and beverage processing, metal finishing, pulp and paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST platform technology is owned by the Company’s subsidiary, CASTion Corporation (“CASTion”).

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

Principles of consolidation and basis of presentation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The 15% third-party ownership interest in TEPS is recorded as a noncontrolling interest in the unaudited consolidated financial statements. Financial results for Unity Power Alliance (“UPA”) as a Joint Venture are accounted for under the equity method, as discussed in Note 5.

Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 26, 2013, of ThermoEnergy Corporation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2013. For a complete summary of the Company’s significant accounting policies, please refer to Note 1 to the Company’s consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the three and six-month periods ended June 30, 2013. Furthermore, as discussed in Note 4, the Company’s contract with the New York City Department of Environmental Protection (“NYCDEP”) was terminated for convenience effective November 29, 2012.

At June 30, 2013, the Company had cash on hand of $652,000. The Company has incurred net losses from operations since inception, including a net loss from operations of approximately $2.9 million during the six-month period ended June 30, 2013 and had an accumulated deficit of approximately $120.5 million at June 30, 2013.

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

Management has determined that the financial success of the Company is dependent upon the Company’s ability to obtain profitability from contracts with financially sound third parties to pursue projects involving the Technologies. In addition, management will need to obtain substantial additional equity or debt financing that will allow the Company to operate until it becomes cash flow positive from operations. Even if the Company successfully obtains financing, there can be no assurance that this financing will be sufficient to continue operations for an extended period of time, and there is no assurance that the Company can obtain additional funding at reasonable terms.

As more fully described in Notes 6, 7 and 8, on April 5, 2013, the Company issued shares of Series C Convertible Preferred Stock in exchange for the entire principal and accrued interest amounts of the Company’s December 2011 Bridge Notes and the Company’s November 2012 Bridge Notes.

Note 3: NYCDEP Contract

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

The Company has been paid for all amounts billed to the NYCDEP related to this contract, and the Company delivered all equipment, including all material from third party vendors, to the NYCDEP during the first quarter of 2013. In June 2013, the Company received notice from the NYCDEP that the contract has been closed. Accordingly, the Company recorded a gain on contract termination of approximately $4.9 million in the second quarter of 2013, which represents the amount the Company billed in accordance with the contract in excess of revenues recognized.

Because of this contract termination, the Company's revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 73% of the Company's revenues for the year ended December 31, 2012.

Note 4: Earnings per share

Basic earnings (loss) per common share attributable to ThermoEnergy Corporation is computed by dividing: (i) net income attributable to ThermoEnergy Corporation by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to ThermoEnergy Corporation is computed by dividing: (i) net income attributable to ThermoEnergy Corporation, plus interest expense on convertible debt by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. For periods in which the Company recorded a net loss, diluted loss per common share is equal to basic loss per share, as the effect of any common stock equivalents would be antidilutive.

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic Earnings per Share:
Net income (loss) attributable to ThermoEnergy Corporation	$1,426	$(2,531)	$354	$(4,075)

Basic weighted average shares outstanding	134,919,530	91,085,825	127,727,011	90,713,078

Earnings (loss) per share - Basic	$0.01	$(0.03)	$0.00	$(0.04)
Diluted Earnings per Share:
Net income (loss) attributable to ThermoEnergy Corporation	$1,426	$(2,531)	$354	$(4,075)
Add: Interest expense on convertible debt	2,165	—	2,315	—
Net income (loss) available to ThermoEnergy Corporation	$3,591	$(2,531)	$2,669	$(4,075)

Basic weighted average shares outstanding	134,919,530	91,085,825	127,727,011	90,713,078
Additional dilutive common stock equivalents	318,630	—	338,268	—
Diluted weighted average shares outstanding	135,238,160	91,085,825	128,065,279	90,713,078

Earnings (loss) per share - Diluted	$0.03	$(0.03)	$0.02	$(0.04)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net income (loss) per common share, as their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Series A Convertible Preferred Stock	208,334	208,334	208,334	208,334
Series B Convertible Preferred Stock	5,517,250	116,649,930	5,517,250	116,649,930
Series B-1 Convertible Preferred Stock	89,198,540	—	89,198,540	—
Series C Convertible Preferred Stock	138,531,060	—	138,531,060	—
Stock options	32,173,702	21,994,102	32,173,702	21,994,102
Warrants	137,334,636	76,715,946	137,334,636	76,715,946
Convertible debt	4,045,279	3,754,434	4,045,279	3,754,434

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

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

On March 2, 2012, TEPS entered into a Dissolution Agreement with BPD to terminate the Limited Liability Company Agreement and dissolve the Joint Venture, and the Joint Venture was dissolved on April 30, 2013.

Unity Power Alliance LLC

On March 8, 2012, the Company announced the formation of Unity Power Alliance LLC (“UPA”). UPA was formed with the intention to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology. On July 16, 2012, Itea S.p.A. (“Itea”), an engineering and technology company headquartered in Italy, acquired a 50% ownership interest in UPA.

UPA is governed by a Board of Directors, with half of the directors nominated by each of the Company and Itea. Administrative expenses of UPA are borne jointly by the Company and Itea, and financing for development expenses will be obtained from third parties.

On June 20, 2012, the Company and Itea entered into a License Agreement whereby the Company, the Company’s majority-owned subsidiary, TEPS, and Itea granted a non-exclusive, non-transferable royalty-free license to UPA to use their intellectual property relating to pressurized oxycombustion. The licenses to UPA became effective upon Itea’s acquisition of its ownership interest in UPA. The License Agreement further provides that, if UPA successfully obtains funding and project support to construct the pilot plant, the parties may grant licenses of their respective intellectual property and know-how to each other or to third parties for the operation of power plants based on such intellectual property and know-how, and royalties will be shared as defined in the License Agreement.

In September 2012, UPA was awarded a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project on a cost-sharing basis under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, the Company received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant. UPA and its subcontractors received contract definitization during the first quarter of 2013 and began to receive funding. As of June 30, 2013, UPA has received funding totaling $244,000 related to this grant. The Company recorded revenues totaling $390,000 and $547,000 on a time and materials basis related to this contract in the three and six-month periods ended June 30, 2013.

In accordance with ASC 810, Consolidation, the Company determined that it held a variable interest in UPA and that UPA was a variable-interest entity. However, the Company has concluded that it is not required to consolidate the financial statements of UPA as of and for the six-month period ended June 30, 2013. The Company reviewed the most significant activities of UPA and determined that because the Company shares the power to direct the activities of UPA equally with Itea, it is not the primary beneficiary of UPA. Accordingly, the financial results of UPA are accounted for under the equity method of accounting. The carrying value of the Company’s investment in the Joint Venture is $0 as of June 30, 2013 and December 31, 2012.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 6: Short term borrowings

Short term borrowings consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Project Financing Line of Credit	$—	$491

November 2012 Bridge Notes, 8%, due April 15, 2013	—	3,700
	$—	$4,191

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

Amounts borrowed under the Credit Facility did not bear interest (except in the case of an event of default, in which case all amounts borrowed, together with all fees, expenses and other amounts due, shall bear interest at the default rate of 8% per annum). Upon maturity of the Note, the Company was charged a commitment fee equal to 10% of the aggregate principal amount borrowed under the Credit Facility. The Credit Facility expired, and all amounts due under the Note, together with all commitment fees incurred under the Loan Agreement, were originally due and payable on the earlier of (i) March 4, 2013 or (ii) the date on which the Company first draws against an irrevocable documentary letter of credit that has been issued for the Company’s benefit in connection with the Project. The Credit Facility was amended in March 2013 to extend the expiration date to the earlier of (i) April 5, 2013 or (ii) one business day following the date the Company first drew against the irrevocable documentary letter of credit. The Company could repay the Note in whole or in part at any time without premium or penalty. The Credit Facility was secured by all of the Company’s assets.

On April 5, 2013 the Company repaid in full all outstanding principal and accrued commitment fees totaling $785,000 related to this Credit Facility.

November 2012 Bridge Note Financing

On November 30, 2012 the Company entered into Bridge Loan Agreements with six of its principal investors pursuant to which the investors agreed to make bridge loans to the Company of $3.7 million in exchange for 8% Promissory Notes (the “November 2012 Bridge Notes”).  The November 2012 Bridge Notes bore interest at the rate of 8% per year and were due and payable on April 15, 2013.

The November 2012 Bridge Notes contained other conventional terms, including representations and warranties regarding the Company’s business and assets and its authority to enter into such agreements, and provisions for acceleration of the Company’s obligations upon the occurrence of certain specified events of default.

On April 5, 2013 the investors converted the outstanding principal of the November 2012 Bridge Notes, plus accrued interest, into 5,005,250 shares of the Company’s Series C Convertible Preferred Stock and Warrants for the purchase of 50,052,500 shares of the Company’s Common Stock.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 7: Convertible debt

Unsecured convertible debt consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
December 2011 Convertible Promissory Notes, 12.5%, due on demand on or after January 31, 2013	$—	$1,250
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $65 at June 30, 2013 and $106 at December 31, 2012	1,958	1,838
	1,958	3,088
Less: Current portion	(1,958)	(1,250)
	$—	$1,838

December 2011 Convertible Promissory Notes

On December 2, 2011 the Company entered into Bridge Loan Agreements with four of its principal investors pursuant to which the investors agreed to make bridge loans to the Company of $1.25 million in exchange for 12.5% Promissory Notes (the “December 2011 Bridge Notes”).  The December 2011 Bridge Notes bore interest at the rate of 12.5% per year and were due and payable on December 31, 2012. The entire unpaid principal amount, together with all interest then accrued and unpaid under each December 2011 Bridge Note, was convertible into shares of a future series of Preferred Stock.

The December 2011 Bridge Notes contained other conventional provisions, including the acceleration of repayment obligations upon the occurrence of certain specified Events of Default.

On November 30, 2012, in conjunction with the issuance of the November 2012 Bridge Notes (see Note 6), the investors who participated in the December 2011 Bridge Note financing agreed to extend the maturity date such that the December 2011 Bridge Notes were due on demand on or after January 31, 2013. The Company accounted for this amendment as a debt modification.

On April 5, 2013 the investors converted outstanding principal of the December 2011 Bridge Notes, plus accrued interest, into 1,921,303 shares of the Company’s Series C Convertible Preferred Stock and Warrants for the purchase of 19,213,030 shares of the Company’s Common Stock.

Roenigk 2012 Convertible Promissory Note

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 (“the Note”) in the principal amount of $1,877,217 to the Roenigk Family Trust in exchange for a 5% Convertible Promissory Note issued on March 21, 2007 and due March 21, 2013 and a 5% Convertible Promissory Note issued on March 7, 2008 and due March 7, 2013 (the “Old Notes”). The Note bears interest at the rate of 5% per annum from April 1, 2012 through May 31, 2012, then bears interest at the rate of 8% per annum until the maturity date, March 31, 2014. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $5,000 deferral fee. The Company recorded $79,000 of accrued interest to the principal balance of the Note during the six months ended June 30, 2013.

Note 8: Equity

On March 20, 2013, the Company’s shareholders approved an amendment to the Certificate of Incorporation for the following purposes:

•	To increase the number of authorized shares of Common Stock to 800,000,000 and to increase the number of authorized shares of Preferred Stock to 50,000,000;

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

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

Shares of Series B-1 Convertible Preferred Stock are convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock.  Series B-1 Convertible Preferred Stock is identical to the Company’s Series B Convertible Preferred Stock in every respect except that holders of the Series B-1 Convertible Preferred Stock shall receive a liquidation preference equal to the Stated Value of their shares ($2.40 per share) plus all declared and unpaid dividends with respect thereto prior to any distribution to the holders of shares of Series B Convertible Preferred Stock.

Shares of Series C Convertible Preferred Stock are convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock, subject to conventional weighted-average anti-dilution adjustment in the event the Company issues or is deemed to have issued shares of Common Stock at a price less than $0.076 per share. The Series C Convertible Preferred Stock will be redeemable, at a price equal to $0.76 per share, plus all accrued and unpaid dividends thereon, at the election of the holders of 66-⅔% of the then-outstanding shares, in three equal annual installments on or after December 31, 2017.

Because the Company’s Series C Convertible Preferred Stock has a redemption feature, this class of preferred stock is recorded at its issuance date fair value and is classified as temporary equity on the Company’s Unaudited Consolidated Balance Sheet at June 30, 2013.

The Company’s Board of Directors consists of seven members, four of whom are elected by holders of the Company’s Series B Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C Convertible Preferred Stock, and three who are elected by the holders of the Company’s Common Stock.

The amendment to the Certificate of Incorporation became effective on April 5, 2013.

Common Stock

In 2011, the Company requested certain holders of Common Stock Purchase Warrants to exercise such warrants or to surrender such warrants in exchange for shares of Common Stock. On April 5, 2013, the Company issued an aggregate of 6,031,577 shares of Common Stock as consideration for the surrender of Warrants for the purchase of an aggregate of 39,205,234 shares.

Also, on April 5, 2013, the Company converted its December 2011 Bridge Notes and November 2012 Bridge Notes into shares of the Company’s Series C Convertible Preferred Stock. Because the effective issuance price of the Series C Convertible Preferred Stock was less than $0.10 per equivalent share of Common Stock, the Company issued to investors who purchased shares of the Company’s Common Stock and Warrants at closings on July 11, 2012, August 9, 2012 and October 9, 2012 (the “PIPE”), for no additional consideration, a sufficient number of additional shares of Common Stock so that the effective price per share of Common Stock paid by the PIPE Investors equals the effective issuance price of the shares of Series C Convertible Preferred Stock on an as-converted basis ($0.076 per share). Accordingly, on April 5, 2013, the Company issued a total of 9,274,364 shares of Common Stock to the PIPE Investors.

At June 30, 2013, approximately 426 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Preferred Stock

As detailed in Notes 6 and 7, on April 5, 2013, holders of the Company’s December 2011 Bridge Notes and the Company’s November 2012 Bridge Notes exchanged such notes with an aggregate principal amount of $4,950,000 plus accrued interest totaling $314,177 for a total of 6,926,553 shares of the Company’s Series C Convertible Preferred Stock and Warrants for the purchase of a total of 69,265,530 shares of Common Stock.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The effective price of the Series C Convertible Preferred Stock was $0.76 per share (or $0.076 per equivalent share of Common Stock). The Warrants entitle the holders to purchase, at any time on or before April 5, 2018, shares of Common Stock at an exercise price of $0.114 per share. The Warrants contain other conventional terms, including provisions for adjustment in the Exercise Price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

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

Additionally, as an inducement to effect the transactions on April 5, 2013 as detailed above, the Company agreed to allow such holders to exchange shares of Series B Convertible Preferred Stock for an equal number of shares of Series B-1 Convertible Preferred Stock. Accordingly, on April 5, 2013 the Company issued an aggregate of 8,839,500 shares of Series B-1 Convertible Preferred Stock in exchange for an equal number of shares of Series B Convertible Preferred Stock.

Stock Options

On March 20, 2013, the Company’s shareholders approved amendments to the 2008 Incentive Stock Plan (the “2008 Plan”) to increase the number of shares available for grant to 40,000,000 and to increase the number of shares with respect to which automatic stock options are granted to non-employee Directors to 100,000.

During the six-month period ended June 30, 2013, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 14,450,000 stock options under the 2008 Plan. The options are exercisable at $0.0468 - $0.089 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates. Options granted to non-employee directors vest on the date of the Company’s 2013 Annual Meeting of Stockholders; options granted to employees vest ratably over a four-year period.

The following table presents option expense included in expenses in the Company’s Unaudited Consolidated Statements of Operations for the six-month periods ended June 30, 2013 and 2012:

	2013	2012

Cost of revenue	$—	$6
General and administrative	187	442
Engineering, research and development	29	49
Sales and marketing	14	34
Option expense before tax	230	531
Benefit for income tax	—	—
Net option expense	$230	$531

The fair value of options granted during the six-month periods ended June 30, 2013 and 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	0.92% - 1.07%	1.1% - 1.2%
Expected option life (years)	6.25	6.25
Expected volatility	90% - 91%	92%
Expected dividend rate	0%	0%

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

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

Option expense for the six-month periods ended June 30, 2013 and 2012 was calculated using an expected annual forfeiture rate of 5%.

A summary of the Company’s stock option activity and related information for the six-month periods ended June 30, 2013 and 2012 follows:

	2013		2012
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	24,896,678	$0.32	19,674,102	$0.38
Granted	14,450,000	$0.09	3,060,000	$0.25
Canceled	(7,172,976)	$0.28	(740,000)	$0.31

Outstanding, end of period	32,173,702	$0.23	21,994,102	$0.36

Exercisable, end of period	15,142,140	$0.37	12,557,554	$0.46

The weighted average fair value of options granted was approximately $0.07 and $0.17 per share for the six-month periods ended June 30, 2013 and 2012, respectively. The weighted average fair value of options vested was approximately $269,000 and $678,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

Exercise prices for options outstanding as of June 30, 2013 ranged from $0.0468 to $1.50. The weighted average remaining contractual life of those options was approximately 8.2 years at June 30, 2013. The weighted average remaining contractual life of options vested and exercisable was approximately 6.9 years at June 30, 2013.

At June 30, 2013, there was approximately $1.25 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The Company recognizes stock-based compensation on the graded-vesting method.

Warrants

At June 30, 2013, there were outstanding warrants for the purchase of 137,751,306 shares of the Company’s Common Stock at prices ranging from $0.01 per share to $0.55 per share (weighted average exercise price was $0.15 per share). The expiration dates of these warrants are as follows:

Year	Number of Warrants
2013	870,004
2014	781,103
2015	296,293
2016	20,625,815
2017	44,570,061
After 2017	70,608,030
137,751,306

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 9: Derivative Liabilities

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

Liabilities measured at fair value on a recurring basis as of June 30, 2013 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities – current portion	$1,067	$-	$-	$1,067

Total	$1,067	$-	$-	$1,067

The Monte Carlo Simulation lattice model was used to determine the fair values at June 30, 2013. The significant assumptions used were: exercise prices between $0.10 and $0.36; the Company’s stock price on June 28, 2013, $0.03; expected volatility of 50% - 55%; risk free interest rate between 0.14% and 1.04%; and a remaining contract term between 3 months and 49 months.

Liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities – current portion	$20	$-	$-	$20
Derivative liabilities – long-term portion	2,214	-	-	2,214

Total	$2,234	$-	$-	$2,234

The Monte Carlo Simulation lattice model was used to determine the fair values at December 31, 2012. The significant assumptions used were: exercise prices between $0.10 and $0.36; the Company’s stock price on December 31, 2012, $0.09; expected volatility of 55% - 75%; risk free interest rate between 0.16% and 0.72%; and a remaining contract term between 5 months and 55 months.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the six-month periods ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Balance at beginning of period	$2,234	$807
Exercise of derivative instruments	(298)	—
Change in fair value	(869)	(526)
Balance at end of period	$1,067	$281

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 10: Commitments and contingencies

On July 16, 2012, Andrew T. Melton, the Company’s former Executive Vice President and Chief Financial Officer (“Melton”), filed a Complaint in the United States District Court, Eastern District of Arkansas alleging, among other things, wrongful termination of employment. On June 19, 2013, the lawsuit was dismissed upon motion of the plaintiff.

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

Wastewater Solutions

The Company has spent nearly two decades developing sustainable water treatment and recovery systems that help industries and municipalities operate more efficiently, save money, reduce their carbon footprint and meet their sustainability goals.

Award-Winning Technology

We believe our TurboFrac system provides versatile and cost effective solutions to recover and recycle clean, usable water from contaminated produce water, including water with high Total Dissolved Solids (“TDS”), created by the hydraulic fracturing of oil and gas wells. Our FracGen systems create hydraulic fracturing-grade water from briny water in local aquifers located in arid areas. FracGen reduces demand on local potable water supplies and reduces the need to transport fresh water from other geographic locations, reducing operating costs for drillers.

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

Our wastewater treatment systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our systems utilize proven technology to cost effectively process and treat brackish and produced water in the hydraulic fracturing (“fracking”) process in the oil and gas industries. Our wastewater treatment systems also have global applications in aerospace, food and beverage processing, metal finishing, pulp and paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

Specific wastewater solutions include:

•	Creating new supplies of usable water and recycling wastewater in the oil and gas industry
•	Recovering and recycling ammonia in industrial and municipal operations
•	Recovering ammonia and creating fertilizer from anaerobic digesters
•	Recovering chemicals or metals from industrial wastewater
•	Recovering and recycling used glycol

Power Generation Technologies

We are also the owner of a patented pressurized oxycombustion technology that has the potential to convert fossil fuels (including coal, oil and natural gas) and biomass into electricity while producing near zero air emissions, and at the same time removing and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and is being developed and commercialized through a joint venture, Unity Power Alliance (UPA).

On June 20, 2012, we entered into an Agreement with Itea S.p.A. (“ITEA”) for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and pending the outcome of pilot plant testing, seek additional partners to construct a demonstration facility based on the technology as implemented in the pilot plant. ITEA was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, ITEA exercised its option and acquired the 50% ownership interest in UPA. As of June 30, 2013, the financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810, Consolidation, as we have concluded that we are not the primary beneficiary.

In September 2012, Unity Power Alliance received a $1 million Phase 1 grant from the U.S. Department of Energy (“DOE”) to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, we received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant. We have received funding totaling $244,000 as of June 30, 2013, and we have recorded revenues of $390,000 and $547,000 on a time and materials basis related to this contract in the three and six-month periods ended June 30, 2013, respectively. We expect the bench-scale unit will be operational during the third quarter of 2013.

Except for revenues from the UPA contract as stated above, we generate revenues from the sale and development of wastewater treatment systems. We enter into contracts with our customers to provide a wastewater treatment solution that meets the customer’s present and future needs. Our revenues are tied to the size and scale of the wastewater treatment systems required by our customers, as well as the progress made on each customer contract.

Historically we marketed and sold our products primarily in North America. In 2011, we began marketing and selling our products in South America, Asia and Europe. These marketing and sales activities are performed by our direct sales force and authorized independent sales representatives.

On August 22, 2012, the New York City Department of Environmental Regulation (“NYCDEP”) issued a stop work order to us relative to our contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. The NYCDEP terminated the contract for convenience effective November 29, 2012. Subsequently, we delivered all equipment, including all material from third party vendors, to the NYCDEP during the first quarter of 2013. In June 2013, we received notice from the NYCDEP that the contract was closed, resulting in a gain on contract termination of approximately $4.9 million during the second quarter of 2013.

Because of this contract termination, our revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 73% of our revenues for the year ended December 31, 2012.

We have made significant progress in resolving our past legal and financial issues, strengthening our balance sheet through various conversions of debt into equity, hiring key management personnel and building our business for future growth. We realized net income of $354,000 for the six-month period ended June 30, 2013; however, net income includes a one-time, non-cash gain of approximately $4.9 million related to the termination of our contract with the NYCDEP. Excluding this item, we continued to incur net losses and negative cash flows from operations. We incurred net losses from operations of $2.9 million for the six-month period ended June 30, 2013 and $7.4 million for the year ended December 31, 2012. Cash outflows from operations totaled $3.2 million for the six-month period ended June 30, 2013 and $5.4 million for the year ended December 31, 2012. As a result, we will require additional financing and/or capital to continue to fund our operations.

Critical Accounting Policies and Revenue Accounting Guidance

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Management believes there have been no material changes during the six months ended June 30, 2013 to the critical accounting policies reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements.

Results of Operations

Comparison of Quarters Ended June 30, 2013 and 2012

Revenues totaled $1,080,000 for the second quarter of 2013, a decrease of 43% compared to $1,900,000 for the second quarter of 2012. Revenues in the second quarter of 2013 were primarily driven by two industrial projects utilizing our Ammonia Recovery Process (“ARP”) technology and our work related to Unity Power Alliance’s grant with the U.S. Department of Energy. Revenues in the second quarter of 2012 were primarily derived from our contract with the New York City Department of Environmental Protection ("NYCDEP").

Gross profit for the second quarter of 2013 was $177,000 (16.4% of revenues) compared to $121,000 (6.4% of revenues) in the second quarter of 2012. Gross profit in 2013 is attributable to recognizing profit on one industrial project that was completed during the second quarter, partially offset by unallocated overhead costs. Gross profit in the second quarter of 2012 is primarily related to work performed on the NYCDEP contract.

General and administrative expenses totaled $739,000 for the second quarter of 2013, a decrease of $1.1 million compared to $1,885,000 for the second quarter of 2012. The decrease is primarily due to significantly lower professional and consulting expenses in 2013 resulting from management’s efforts to reduce our cost structure.

Engineering, research and development expenses for the second quarter of 2013 totaled $173,000 compared to $94,000 for the second quarter of 2012. The increase is attributable to reduced utilization of our engineering team in the second quarter of 2013 compared to 2012. Costs directly related to our projects are charged to cost of sales.

Sales and marketing expenses for the second quarter of 2013 totaled $444,000, a decrease of $443,000 compared to $887,000 for the second quarter of 2012. The decrease is attributable to reduced headcount as we continue to reallocate our resources to the oil and gas markets, as well as lower consulting and pre-sales pilot expenses in 2013.

We recognized a non-cash gain of $4,878,000 related to the termination of our contract with the NYCDEP during the second quarter of 2013. This gain represents the amount by which our billings to the NYCDEP exceeded revenues recognized related to the contract. We did not record any such gains during the second quarter of 2012.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market expense of $38,000 in the second quarter of 2013 compared to mark-to-market income of $351,000 in the second quarter of 2012. Expense in the second quarter of 2013 relates primarily to an increase in instruments that are classified as derivative liabilities, partially offset by a decrease in our stock price; income in the second quarter of 2012 relates primarily to the passage of time and the decrease in our stock price.

We recognized losses in our joint ventures totaling $40,000 in the second quarter of 2013 compared to losses of $5,000 in the second quarter of 2012. Losses in the second quarter of 2013 are attributable to UPA’s efforts on the grant with the DOE and are recorded up to the total value of our investment in UPA. Because this grant is a cost-sharing arrangement, UPA is required to absorb a portion of the costs necessary to complete this project. Losses in the second quarter of 2012 relate to activity in our former joint venture, BTCC.

Interest expense was $2,185,000 during the second quarter of 2013 compared to $129,000 for the second quarter of 2012. This increase is due to amortization of debt discounts recognized on our December 2011 Bridge Notes and our November 2012 Bridge Notes in the second quarter of 2013.

Comparison of Six-Month Periods Ended June 30, 2013 and 2012

Revenues totaled $2,089,000 for the first six months of 2013 compared to $3,588,000 for the first six months of 2012, a decrease of $1,499,000 or 42%. Revenues in the second quarter of 2013 were primarily driven by two industrial projects utilizing our Ammonia Recovery Process (“ARP”) technology and our work related to Unity Power Alliance’s grant with the U.S. Department of Energy. Revenues in the second quarter of 2012 were derived from construction-related activities on our NYCDEP contract, which accounted for most of our revenues in the first six months of 2012.

Gross profit for the first six months of 2013 was $11,000 (0.5% of revenues), a decrease of $370,000 compared to $381,000 (10.6% of revenues) in the first six months of 2012. The decrease is attributable to recognizing lower margins on two of our three active projects in 2013 compared to construction-related activities for the NYCDEP contract in 2012, as well as absorbing unallocated overhead costs during 2013.

General and administrative expenses decreased by $1,191,000, or 41%, to $1,725,000 from $2,916,000 in the six-month period ended June 30, 2013 compared to 2012, primarily due to significantly lower professional, consulting and stock option expenses in 2013 resulting from management’s efforts to reduce our cost structure.

Engineering, research and development expenses increased by $165,000, or 81%, to $368,000 from $203,000 in the six-month period ended June 30, 2013 compared to 2012. The increase is attributable to reduced utilization of our engineering team on our various projects in 2013 compared to 2012. Costs directly related to our projects are charged to cost of sales.

Sales and marketing expenses decreased by $764,000, or 48%, to $826,000 from $1,590,000 in the six-month period ended June 30, 2013 compared to 2012. We recorded a loss of $131,000 related to the disposal of a system previously used for pre-sales testing in the first quarter of 2012. This loss did not repeat in 2013. This decrease is also attributed to reduced pre-sales pilot activity, temporary decreases in headcount and lower expenses related to our international business development activities as we continue to redirect our efforts on the oil and gas industries.

We recorded a non-cash gain of $4,878,000 related to the termination of our contract with the NYCDEP during the six-month period ended June 30, 2013. This gain represents the amount by which our billings to the NYCDEP exceeded revenues recognized related to the contract. We did not record any such gains during the six-month period ended June 30, 2012.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $869,000 in the six-month period ended June 30, 2013 compared to $526,000 in the six-month period ended June 30, 2012. Income in the first half of 2013 relates primarily to the passage of time and decrease in our stock price, partially offset by an increase in the number of warrants classified as derivative liabilities. Income in 2012 relates to the change in our stock price and the passage of time.

We recognized losses in our joint ventures totaling $94,000 in the six-month period ended June 30, 2013 compared to losses of $10,000 in the six-month period ended June 30, 2012. Losses in 2013 are attributable to UPA’s efforts on the grant with the DOE and are recorded up to the total value of our investment in UPA. Because this grant is a cost-sharing arrangement, UPA is required to absorb a portion of the costs necessary to complete this project. Losses in 2012 relate to activity in our former joint venture, BTCC.

Interest expense was $2,374,000 in the six-month period ended June 30, 2013 compared to $254,000 for the similar period of 2012. This increase is primarily due to amortization of debt discounts recognized on our December 2011 Bridge Notes and our November 2012 Bridge Notes in the second quarter of 2013.

Liquidity and Capital Resources

Cash and cash flow data for the periods presented were as follows (in thousands of dollars):

	Six-Month Period Ended June 30,
	2013	2012

Cash	$652	$349

Net cash used in operating activities	(3,232)	(3,096)
Net cash used in investing activities	(211)	(109)
Net cash (used in) provided by financing activities	(562)	498

We have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners. During 2013 and 2012, we funded our operations primarily from the sale of convertible debt, short-term borrowings, preferred stock and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. We raised a total of $7.3 million of funding in 2012, and we will require substantial additional funding to continue existing operations. We believe that we will be able to obtain additional equity or debt financing at market terms and interest rates; however, there is no certainty that we will be able to do so. These issues raise substantial doubt about our ability to continue as a going concern.

Cash used in operations amounted to $3,232,000 and $3,096,000 for the six-month periods ended June 30, 2013 and 2012, respectively.  Cash used in operations in 2013 is primarily a result of our continued net losses from operations as well as paying down our trade payables in 2013. Cash used in operations in 2012 is primarily the result of our continued net losses. Cash used in investing activities included the issuance of a new loan receivable to UPA of $100,000 in 2013 and purchases of property and equipment of $111,000 and $109,000 for the six-month periods ended June 30, 2013 and 2012, respectively. Cash used in financing activities for the six-month period ended June 30, 2013 included advances from our project line of credit totaling $223,000, offset by the repayment in full of our project line of credit totaling $785,000; cash provided by financing activities for the six-month period ended June 30, 2012 were derived from the exercise of common stock warrants, which generated net proceeds of $498,000.

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

At June 30, 2013, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of June 30, 2013, we had a cash balance of $652,000 and current liabilities of approximately $5.4 million, which consisted primarily of accounts payable of approximately $1.2 million, convertible debt of approximately $2.0 million, derivative liabilities of approximately $1.1 million and other current liabilities of $963,000.

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

The Company’s Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 due to (i) our failure to adequately allocate proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively; and (iii) our contract administration procedures were deficient in that we have not been able to consistently estimate contract costs.

Changes in Internal Controls

In the first quarter of 2013, we reviewed and implemented new procedures to ensure that we budget and estimate contract costs accurately. We have yet to determine whether these new procedures are sufficient to remediate our material weakness in our contract administration procedures. We did not make any other changes to our internal controls over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 16, 2012, Andrew T. Melton, our former Executive Vice President and Chief Financial Officer (“Melton”), filed a Complaint in the United States District Court, Eastern District of Arkansas alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $2.2 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement. On June 19, 2013, the litigation was dismissed upon motion of the plaintiff.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently party to any material legal proceedings other than those listed above.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

3 (i)	Certificate of Incorporation and all Amendments thereto - Filed herewith

3 (ii)	Amended and Restated By-Laws of ThermoEnergy Corporation – Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 17, 2013

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith

31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith

32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Filed herewith

32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Filed herewith

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14, 2013	THERMOENERGY CORPORATION

/s/ James F. Wood
James F. Wood
Chairman and Chief Executive Officer

/s/ Gregory M. Landegger
Gregory M. Landegger
Chief Operating Officer and Interim
Chief Financial Officer

