Form 10-Q
period 2013-09-30
THERMOENERGY CORP
filed 2013-11-14
CIK 884504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $.001 par value	Outstanding at November 8, 2013 – 135,760,516 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash	$3,300	$4,657
Accounts receivable, net	405	1,246
Costs-in-excess of billings	299	597
Inventories	50	53
Deposits	1	1,566
Other current assets	222	146
Total Current Assets	4,277	8,265

Property and equipment, net	636	668
Other assets	40	—

TOTAL ASSETS	$4,953	$8,933

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$731	$2,143
Short term borrowings	4,000	4,191
Convertible debt, net - current portion	2,061	1,250
Billings-in-excess of costs	182	4,922
Derivative liabilities, current portion	141	20
Accrued contract costs	54	1,545
Other current liabilities	1,019	1,388
Total Current Liabilities	8,188	15,459

Long Term Liabilities:
Derivative liabilities	328	2,214
Convertible debt, net	—	1,838
Other long term liabilities	29	33
Total Long Term Liabilities	357	4,085

Total Liabilities	8,545	19,544

Commitments and contingencies (Note 10)

Series C Convertible Preferred Stock, $0.01 par value; liquidation preference of $1.52 per share: designated: 15,000,000 shares at September 30, 2013; issued and outstanding: 13,853,106 shares at September 30, 2013	8,971	—

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 50,000,000 shares at September 30, 2013 and 30,000,000 shares at December 31, 2012:
Series A Convertible Preferred Stock, liquidation value of $1.20 per share: designated, issued and outstanding: 208,334 shares at September 30, 2013 and December 31, 2012	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 1,000,000 shares at September 30, 2013 and 12,000,000 shares at December 31, 2012; issued and outstanding: 551,725 shares at September 30, 2013 and 11,664,993 shares at December 31, 2012	6	117
Series B-1 Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 11,000,000 shares at September 30, 2013; issued and outstanding: 8,919,854 shares at September 30, 2013	89	—
Common Stock, $0.001 par value: authorized: 800,000,000 shares at September 30, 2013 and 425,000,000 at December 31, 2012; issued: 135,894,313 shares at September 30, 2013 and 120,588,372 shares at December 31, 2012; outstanding: 135,760,516 shares at September 30, 2013 and 120,454,575 shares at December 31, 2012	136	120
Additional paid-in capital	108,415	110,062
Accumulated deficit	(121,193)	(120,892)
Treasury stock, at cost: 133,797 shares at September 30, 2013 and December 31, 2012	(18)	(18)
Total Stockholders’ Deficiency for ThermoEnergy Corporation	(12,563)	(10,609)
Noncontrolling interest	—	(2)
Total Stockholders’ Deficiency	(12,563)	(10,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,953	$8,933

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$532	$2,032	$2,621	$5,620
Less: cost of revenue	870	2,031	2,948	5,238
Gross profit	(338)	1	(327)	382

Operating Expenses:
General and administrative	697	1,035	2,422	3,951
Engineering, research and development	69	160	437	363
Sales and marketing	435	598	1,261	2,188
Total operating expenses	1,201	1,793	4,120	6,502

Loss from operations	(1,539)	(1,792)	(4,447)	(6,120)

Other income (expense):
Gain on contract termination	—	—	4,878	—
Change in fair value of derivative liabilities	1,205	574	2,074	1,100
Other derivative expense	—	(565)	—	(565)
Interest expense, net	(109)	(101)	(2,483)	(355)
Equity in income (loss) of joint ventures	(202)	24	(296)	14
Other expense	(10)	(8)	(27)	(19)

Net loss	(655)	(1,868)	(301)	(5,945)
Net loss attributable to noncontrolling interest	—	—	—	2

Net loss attributable to ThermoEnergy Corporation	$(655)	$(1,868)	$(301)	$(5,943)

Loss per share attributable to ThermoEnergy Corporation, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.06)

Weighted average shares used in computing loss per share, basic and diluted	135,760,516	111,015,893	130,434,273	97,509,352

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss	$(301)	$(5,945)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on contract termination	(4,878)	—
Stock-based compensation expense	246	719
Equity in losses of joint venture	296	(14)
Derivative liability income	(2,074)	(1,100)
Other derivative expense	—	565
Common stock issued for services	—	89
Non-cash interest added to note receivable	(5)	—
Non-cash interest added to debt	121	113
Loss on disposal of equipment	—	131
Depreciation	146	81
Amortization of discount on convertible debt	2,180	134
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	841	2,885
Costs-in-excess of billings	298	(383)
Inventories	3	(118)
Deposits	1,565	(183)
Other current assets	(5)	248
Accounts payable	(1,412)	(434)
Billings-in-excess of costs	138	(1,793)
Accrued contract costs	(1,491)	1,033
Other current liabilities	55	(1,041)
Other long-term liabilities	(104)	(74)

Net cash used in operating activities	(4,381)	(5,087)

Investing Activities:
Investment in joint venture	(300)	(101)
Purchases of property and equipment	(114)	(134)

Net cash used in investing activities	(414)	(235)

Financing Activities:
Proceeds from short term borrowings	4,223	—
Repayment of short term borrowings and accrued commitment fees	(785)	—
Proceeds from issuance of common stock and warrants, net of issuance costs of $265	—	2,296
Proceeds from issuance of common stock, net of issuance costs of $38	—	498

Net cash provided by financing activities	3,438	2,794

Net change in cash	(1,357)	(2,528)
Cash, beginning of period	4,657	3,056
Cash, end of period	$3,300	$528

Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$40	$23
Debt discount recognized on convertible debt	$1,217	$—
Conversion of convertible debt and accrued interest to Series C Convertible Preferred Stock	$5,264	$—
Exchange of Series B Convertible Preferred Stock to Series C Convertible Preferred Stock	$4,486	$—
Exchange of Series B Convertible Preferred Stock to Series B-1 Convertible Preferred Stock	$89	$—
Cashless exercise of warrants for Common Stock	$288	$—
Anti-dilutive issuance of Common Stock to investors	$91	$—
Tender of Roenigk 2007 and 2008 Convertible Promissory Notes in exchange for Roenigk 2012 Convertible Promissory Note	$—	$1,877

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2013. For a complete summary of the Company’s significant accounting policies, please refer to Note 1 to the Company’s consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the three and nine-month periods ended September 30, 2013. Furthermore, as discussed in Note 4, the Company’s contract with the New York City Department of Environmental Protection (“NYCDEP”) was terminated for convenience effective November 29, 2012.

At September 30, 2013, the Company had cash on hand of $3,300,000. The Company has incurred net losses from operations since inception, including a net loss of $301,000 during the nine-month period ended September 30, 2013 and had an accumulated deficit of approximately $121.2 million at September 30, 2013.

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

As more fully described in Notes 6, 7 and 8, on April 5, 2013, the Company issued shares of Series C Convertible Preferred Stock in exchange for the entire principal and accrued interest amounts of the Company’s December 2011 Bridge Notes and the Company’s November 2012 Bridge Notes. Additionally, as more fully described in Note 6, the Company received proceeds totaling $4 million from the issuance of Bridge Notes to certain of its investors in August 2013.

Note 3: Revision of Prior Period Financial Statements

During the quarter ended September 30, 2013, management determined that the fair value of the anti-dilution provision embedded in the Company’s series C convertible preferred stock should have been valued as a derivative instrument. The Company has recorded $607,000 for the fair value at inception of the derivative instrument as derivative liabilities – long term and decreased additional paid-in capital for a corresponding amount to correct the presentation on the consolidated balance sheet as of September 30, 2013. Additionally, the decrease in the fair value of the derivative instrument from inception through September 30, 2013 of $279,000, of which $44,000 is related to the decrease in fair value of the derivative instrument from inception through June, 30, 2013, has been recorded as a decrease to derivative liabilities – long term and a corresponding amount recorded in change in fair value of derivative liabilities on the Company’s consolidated statement of operations.  The error corrections are contained in this Quarterly Report on Form 10-Q. The Company will revise its consolidated balance sheet and consolidated statement of operations as of and for the three and six months ended June 30, 2013, to reflect this correction in all future filings that contain such consolidated financial statements. The adjustment increases the previously reported derivative liabilities – long term on the consolidated balance sheet by $607,000 and change in fair value of derivative liabilities on the consolidated statement of operations by $44,000 and decreases the previously reported additional paid in capital on the consolidated balance sheet by $563,000 as of and for the three and six months ended June 30, 2013. The impact of this error was limited to the quarter ended June 30, 2013.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The error did not have a material impact on the Company’s net income or cash flows for the three and six-month periods ended June 30, 2013, and management does not consider this correction to be qualitatively material to the Company’s prior period consolidated financial statements.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 4: NYCDEP Contract

On August 22, 2012, the NYCDEP issued a stop work order to the Company relative to its contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. The NYCDEP terminated the contract for convenience, effective November 29, 2012.

Upon notification of the contract termination, the Company cancelled all orders from its major vendors. The Company ceased recognition of revenues as of November 29, 2012 and recorded all incremental costs as period costs on its consolidated statement of operations.

The Company received all amounts billed to the NYCDEP related to this contract, and the Company delivered all equipment, including all material from third party vendors, to the NYCDEP during the first quarter of 2013. In June 2013, the Company received notice from the NYCDEP that the contract had been closed. Accordingly, the Company recorded a gain on contract termination of approximately $4.9 million in the second quarter of 2013, which represents the amount the Company billed in accordance with the contract in excess of revenues recognized.

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

In September 2012, UPA was awarded a $1 million Phase 1 grant from the U.S. Department of Energy (“DOE”) to help fund a project on a cost-sharing basis under a special DOE program to advance technologies for efficient, clean coal power and carbon capture.  As part of UPA's project, in October 2012, the Company received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant.  UPA and its subcontractors received contract definitization during the first quarter of 2013 and began to receive funding.  As of September 30, 2013, UPA has received funding totaling $598,000 related to this grant.  The Company has recorded revenues totaling $295,000 and $842,000 on a time and materials basis related to this contract in the three and nine-month periods ended September 30, 2013.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

In accordance with ASC 810, “Consolidation,” the Company determined that it held a variable interest in UPA and that UPA was a variable-interest entity.  However, the Company has concluded that it is not required to consolidate the financial statements of UPA as of and for the nine-month period ended September 30, 2013.  The Company reviewed the most significant activities of UPA and determined that because the Company shares the power to direct the activities of UPA equally with Itea, it is not the primary beneficiary of UPA.  Accordingly, the financial results of UPA are accounted for under the equity method of accounting.  The carrying value of the Company’s investment in the Joint Venture is $0 as of September 30, 2013 and December 31, 2012, as the Company’s share of losses incurred by UPA exceeds the Company’s investments.

Note 6:  Short term borrowings

Short term borrowings consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012

Project Financing Line of Credit	$—	$491

November 2012 Bridge Notes, 8%, due April 15, 2013	—	3,700

August 2013 Bridge Notes, 12%, due February 1, 2014	4,000	—

	$4,000	$4,191

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

  THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

On April 5, 2013 the investors converted the outstanding principal of the November 2012 Bridge Notes, plus accrued interest, into 5,005,250 shares of the Company’s Series C Convertible Preferred Stock and Warrants for the purchase of 50,052,500 shares of the Company’s Common Stock.

August 2013 Bridge Note Financing

On August 22, 2013 the Company entered into Bridge Loan Agreements with four of its principal investors pursuant to which the investors agreed to make bridge loans to the Company of $4 million in exchange for 12% Promissory Notes (the “August 2013 Bridge Notes”).  The August 2013 Bridge Notes bear interest at the rate of 12% per year and are due and payable on February 1, 2014.  The August 2013 Bridge Notes are secured by substantially all of the Company’s assets.

The August 2013 Bridge Notes contain other conventional terms, including representations and warranties regarding the Company’s business and assets and its authority to enter into such agreements, and provisions for acceleration of the Company’s obligations upon the occurrence of certain specified events of default.

Note 7:  Convertible debt

Unsecured convertible debt consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
December 2011 Convertible Promissory Notes, 12.5%, due on demand on or after January 31, 2013	$—	$1,250
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $44 at September 30, 2013 and $106 at December 31, 2012	2,061	1,838
	2,061	3,088
Less: Current portion	(2,061)	(1,250)
	$—	$1,838

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

On April 5, 2013 the investors converted the outstanding principal of the December 2011 Bridge Notes, plus accrued interest, into 1,921,303 shares of the Company’s Series C Convertible Preferred Stock and Warrants for the purchase of 19,213,030 shares of the Company’s Common Stock.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Roenigk 2012 Convertible Promissory Note

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 (the “Note”) in the principal amount of $1,877,217 to the Roenigk Family Trust in exchange for a 5% Convertible Promissory Note issued on March 21, 2007 and due March 21, 2013 and a 5% Convertible Promissory Note issued on March 7, 2008 and due March 7, 2013 (the “Old Notes”).  The Note bears interest at the rate of 5% per annum from April 1, 2012 through May 31, 2012, then bears interest at the rate of 8% per annum until the maturity date, March 31, 2014.  The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder.  Interest on the Note is payable semi-annually.  The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $5,000 deferral fee.  The Company recorded $161,000 of accrued interest to the principal balance of the Note during the nine months ended September 30, 2013.

Note 8:  Equity

On March 20, 2013, the Company’s shareholders approved an amendment to the Certificate of Incorporation for the following purposes:

⋅	To increase the number of authorized shares of Common Stock to 800,000,000 and to increase the number of authorized shares of Preferred Stock to 50,000,000;
⋅
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

⋅	To designate 15,000,000 shares of the previously authorized but undesignated shares of Preferred Stock as “Series C Convertible Preferred Stock”.

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

Because the Company’s Series C Convertible Preferred Stock has a redemption feature, this class of preferred stock is recorded at its issuance date fair value and is classified as mezzanine equity on the Company’s Unaudited Consolidated Balance Sheet at September 30, 2013.

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

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

At September 30, 2013, approximately 425 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

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

Stock Options

On March 20, 2013, the Company’s shareholders approved amendments to the 2008 Incentive Stock Plan (“the 2008 Plan”) to increase the number of shares available for grant to 40,000,000 and to increase the number of shares with respect to which automatic stock options are granted to non-employee Directors to 100,000.

During the nine-month period ended September 30, 2013, the Board of Directors awarded employees and an advisor to the Board of Directors a total of 14,450,000 stock options under the 2008 Plan.  The options are exercisable at $0.0468 - $0.089 per share for a ten year period.  The exercise price was equal to or greater than the market price on the respective grant dates.  Options granted to non-employee directors vest on the date of the Company’s 2013 Annual Meeting of Stockholders; options granted to employees vest ratably over a four-year period.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents option expense included in expenses in the Company’s unaudited consolidated statements of operations for the nine-month periods ended September 30, 2013 and 2012:

	2013	2012

Cost of revenue	$—	$6
General and administrative	200	580
Engineering, research and development	34	70
Sales and marketing	12	63
Option expense before tax	246	719
Benefit for income tax	—	—
Net option expense	$246	$719

The fair value of options granted during the nine-month periods ended September 30, 2013 and 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	0.92% - 1.07%	0.83% - 2.23%
Expected option life (years)	6.25	6.25 – 10.0
Expected volatility	90% - 91%	91% - 92%
Expected dividend rate	0%	0%

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

Option expense for the nine-month periods ended September 30, 2013 and 2012 was calculated using an expected annual forfeiture rate of 5%.

A summary of the Company’s stock option activity and related information for the nine-month periods ended September 30, 2013 and 2012 follows:

	2013		2012
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Number of	Price per	Number of	Price per
	Shares	Share	Shares	Share
Outstanding, beginning of year	24,896,678	$0.32	19,674,102	$0.38
Granted	14,450,000	$0.09	7,060,000	$0.16
Canceled	(7,408,601)	$0.28	(800,000)	$0.30
Outstanding, end of period	31,938,077	$0.22	25,934,102	$0.32
Exercisable, end of period	16,372,452	$0.35	13,733,112	$0.41

The weighted average fair value of options granted was approximately $0.07 and $0.11 per share for the nine-month periods ended September 30, 2013 and 2012, respectively.  The weighted average fair value of options vested was approximately $389,000 and $942,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Exercise prices for options outstanding as of September 30, 2013 ranged from $0.0468 to $1.50.  The weighted average remaining contractual life of those options was approximately 7.9 years at September 30, 2013.  The weighted average remaining contractual life of options vested and exercisable was approximately 6.7 years at September 30, 2013.

At September 30, 2013, there was approximately $832,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The Company recognizes stock-based compensation on the graded-vesting method.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Warrants

At September 30, 2013, there were outstanding warrants for the purchase of 136,881,302 shares of the Company’s Common Stock at prices ranging from $0.10 per share to $0.55 per share (weighted average exercise price was $0.15 per share).  The expiration dates of these warrants are as follows:

Year	Number of Warrants
2014	781,103
2015	296,293
2016	20,625,815
2017	44,570,061
After 2017	70,608,030
136,881,302

Note 9:  Derivative Liabilities

The Company has periodically issued Common Stock and Common Stock purchase warrants with anti-dilution provisions as additional consideration with certain debt instruments. Additionally, certain debt instruments have been convertible into shares of the Company’s Series C Convertible Preferred Stock, which are convertible into shares of the Company’s Common Stock and have anti-dilution provisions and liquidation preferences. Because these instruments contain provisions that are not indexed to the Company’s stock, the Company is required to record these as derivative instruments.

Liabilities measured at fair value on a recurring basis as of September 30, 2013 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities – current portion	$141	$-	$-	$141
Derivative liabilities – long-term portion	328	-	-	328

Total	$469	$-	$-	$469

The Monte Carlo simulation lattice model was used to determine the fair values at September 30, 2013. The significant assumptions were: exercise prices between $0.10 and $0.114; the Company’s stock price on September 30, 2013 of $0.04; expected volatility of 60%; risk free interest rate between 0.02% and 1.20%; a remaining contract term between four months and 54 months; and probability of financing options and effects on the Company’s capitalization.

THERMOENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The Monte Carlo simulation lattice model was used to determine the fair values at December 31, 2012. The significant assumptions were: exercise prices between $0.10 and $0.36; the Company’s stock price on December 31, 2012 of $0.09; expected volatility of 55% - 75%; risk free interest rate between 0.16% and 0.72%; and a remaining contract term between five months and 55 months.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Balance at beginning of period	$2,234	$807
Issuance of derivative instruments	607	2,734
Exercise of derivative instruments	(298)	—
Change in fair value	(2,074)	(1,100)

Balance at end of period	$469	$2,441

Note 10:  Commitments and contingencies

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

Overview

Founded in 1988, we are a diversified technologies company engaged in the worldwide development, sale and commercialization of patented and/or proprietary technologies for the recovery and recycling of wastewater, chemicals, metals, and nutrients from waste streams at oil and gas, biogas, power plant, industrial and municipal operations.  In addition, we hold patents on technology for the combustion of coal at high pressure using pure oxygen (oxy-combustion) for clean, coal-fired power generation.

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

On June 20, 2012, we entered into an Agreement with Itea S.p.A. (“ITEA”) for the development of pressurized oxycombustion in North America.  The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion, construct a pilot plant utilizing the technology, and pending the outcome of pilot plant testing, seek additional partners to construct a demonstration facility based on the technology as implemented in the pilot plant.  ITEA was granted the option to acquire a 50% ownership interest in UPA for nominal consideration.  On July 16, 2012, ITEA exercised its option and acquired the 50% ownership interest in UPA. As of September 30, 2013, the financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810, “Consolidation,” as we have concluded that we are not the primary beneficiary.

In September 2012, Unity Power Alliance received a $1 million Phase 1 grant from the U.S. Department of Energy (“DOE”) to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture.  As part of UPA's project, in October 2012, we received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant.  We have received funding totaling $598,000 as of September 30, 2013, and we have recorded revenues of $295,000 and $842,000 on a time and materials basis related to this contract in the three and nine-month periods ended September 30, 2013, respectively.  We expect the bench-scale unit will be operational during the fourth quarter of 2013.

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

We have made significant progress in strengthening our balance sheet through various conversions of debt into equity and building our business for future growth; however, we continue to incur net losses and negative cash flows from operations. We incurred net losses of $301,000 for the nine-month period ended September 30, 2013 and $7.4 million for the year ended December 31, 2012.  Cash outflows from operations totaled $4.4 million for the nine-month period ended September 30, 2013 and $5.4 million for the year ended December 31, 2012.  If we do not generate future orders from our sales pipeline, we will require additional financing and/or capital to continue to fund our operations.

Critical Accounting Policies and Revenue Accounting Guidance

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Management believes there have been no material changes during the nine months ended September 30, 2013 to the critical accounting policies reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued Accounting Guidance

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

Results of Operations

Comparison of Quarters Ended September 30, 2013 and 2012

Revenues totaled $532,000 for the third quarter of 2013, a decrease of 74% compared to $2,032,000 for the third quarter of 2012.  Revenues in the third quarter of 2013 were primarily derived from our work related to UPA’s grant with the DOE and service revenues from our existing customer base.  Revenues in the third quarter of 2012 were primarily derived from our contract with the NYCDEP.

Gross loss for the third quarter of 2013 was ($338,000) compared to gross profit of $1,000 in the third quarter of 2012.  We recognized a loss in 2013 related to cost overruns on the UPA contract driven by engineering and product design changes generated by our partner in the joint venture, who serves as the design engineer on the project. Additionally, we absorbed higher unallocated overhead costs in the third quarter of 2013. Gross profit in the third quarter of 2012 was primarily related to work performed on the NYCDEP contract prior to the issuance of the stop work order, offset by higher than expected production costs on our first mobile FracGen water production system.

General and administrative expenses totaled $697,000 for the third quarter of 2013, a decrease of $338,000 compared to $1,035,000 for the third quarter of 2012. The decrease is primarily due to financing expenses incurred in 2012 attributable to our financings that did not repeat in 2013, as well as lower non-cash stock option expenses.

Engineering, research and development expenses for the third quarter of 2013 totaled $69,000 compared to $160,000 for the third quarter of 2012.  The decrease is attributable to lower headcount and lower non-cash stock option expenses in the third quarter of 2013 compared to 2012.

Sales and marketing expenses for the third quarter of 2013 totaled $435,000, a decrease of $163,000 compared to $598,000 for the third quarter of 2012.  The decrease was due to a reduction in non-core international business development efforts and reduced unbillable pre-sale expenses, partially offset by increased spending related to our continued promotion and testing of our TurboFrac® technologies in the unconventional oil shale market.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $1,205,000 in the third quarter of 2013 compared to $574,000 in the third quarter of 2012.  Income in the third quarter of 2013 relates primarily to the passage of time and lower probability of exercising certain derivative instruments; income in the third quarter of 2012 relates primarily to the passage of time and the decrease in our stock price.

Other derivative expense of $565,000 in the third quarter of 2012 represents the amounts by which the initial valuation of derivative liabilities created in conjunction with our financing transactions in July and August of 2012 exceeded the amounts raised by these financing transactions.  We had no such expenses in the third quarter of 2013.

We recognized losses in our joint ventures totaling $202,000 in the third quarter of 2013 compared to income of $24,000 in the third quarter of 2012.   Losses in the third quarter of 2013 are attributable to UPA’s efforts on the grant with the DOE.  Because this grant is a cost-sharing arrangement, UPA is required to absorb a portion of the costs necessary to complete this project.  Income in the third quarter of 2012 is attributable to Itea, our joint venture partner in UPA, assuming certain expenses of UPA.

Interest expense was $109,000 during the third quarter of 2013 compared to $101,000 for the third quarter of 2012.  This increase is due higher interest rates paid on our debt in 2013 compared to the third quarter of 2012.

Comparison of Nine-Month Periods Ended September 30, 2013 and 2012

Revenues totaled $2,621,000 for the first nine months of 2013 compared to $5,620,000 for the first nine months of 2012, a decrease of $2,999,000 or 53%.  Revenues in 2013 were primarily driven by two industrial projects utilizing our Ammonia Recovery Process (“ARP”) technology, work related to UPA’s grant with the DOE and service revenues from our existing customer base.  Revenues in 2012 were derived almost exclusively from construction-related activities on our NYCDEP contract.

Gross loss for the first nine months of 2013 was ($327,000) compared to gross profit of $382,000 in the first nine months of 2012.  We recognized a loss in the third quarter of 2013 related to cost overruns on the UPA contract driven by engineering and product design changes generated by our partner in the joint venture, who serves as the design engineer on the project. The decrease is also attributable to recognizing lower margins on our active projects in 2013 compared to construction-related activities for the NYCDEP contract in 2012, as well as absorbing unallocated overhead costs during 2013.

General and administrative expenses decreased by $1,529,000, or 39%, to $2,422,000 from $3,951,000 in the nine-month period ended September 30, 2013 compared to 2012.  The decrease is primarily due to significantly lower professional, consulting and stock option expenses in 2013 resulting from management’s efforts to reduce our cost structure.

Engineering, research and development expenses increased by $74,000, or 20%, to $437,000 from $363,000 in the nine-month period ended September 30, 2013 compared to 2012.  The increase is attributable to reduced utilization of our engineering team on our various projects in 2013 compared to 2012, partially offset by lower headcount and non-cash stock option expenses in 2013.  Costs directly related to our projects are charged to cost of sales.

Sales and marketing expenses decreased by $927,000, or 42%, to $1,261,000 from $2,188,000 in the nine-month period ended September 30, 2013 compared to 2012.  We recorded a loss of $131,000 related to the disposal of a system previously used for pre-sales testing in the first quarter of 2012.  This loss did not repeat in 2013.  This decrease is also attributed to a reduction in non-core international business development efforts and reduced unbillable pre-sale expenses, partially offset by increased spending related to our continued promotion and testing of our TurboFrac® technologies in the unconventional oil shale market.

We recorded a non-cash gain of $4,878,000 related to the termination of our contract with the NYCDEP during the nine-month period ended September 30, 2013.  This gain represents the amount by which our billings to the NYCDEP exceeded revenues recognized related to the contract.  We did not record any such gains during the nine-month period ended September 30, 2012.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market income of $2,074,000 in the nine-month period ended September 30, 2013 compared to $1,100,000 in the nine-month period ended September 30, 2012.  Income in 2013 relates primarily to the passage of time, lower probability of exercising certain derivative instruments and decrease in our stock price.  Income in 2012 relates to the change in our stock price and the passage of time.

Other derivative expense of $565,000 in the third quarter of 2012 represents the amounts by which the initial valuation of derivative liabilities created in conjunction with our financing transactions in July and August of 2012 exceeded the amounts raised by these financing transactions.  We had no such expenses in the third quarter of 2013.

We recognized losses in our joint ventures totaling $296,000 in the nine-month period ended September 30, 2013 compared to income of $14,000 in the nine-month period ended September 30, 2012.  Losses in 2013 are attributable to UPA’s efforts on the grant with the DOE.  Because this grant is a cost-sharing arrangement, UPA is required to absorb a portion of the costs necessary to complete this project.  Income in the first nine months of 2012 is attributable to Itea assuming certain expenses of UPA in the third quarter of 2012.

Interest expense was $2,483,000 in the nine-month period ended September 30, 2013 compared to $355,000 for the similar period of 2012.  This increase is primarily due to amortization of debt discounts recognized on our December 2011 Bridge Notes and our November 2012 Bridge Notes in the third quarter of 2013.

Liquidity and Capital Resources

Cash and cash flow data for the periods presented were as follows (in thousands of dollars):

	Nine-Month Period Ended September 30,
	2013	2012

Cash	$3,300	$528

Net cash used in operating activities	(4,381)	(5,087)
Net cash used in investing activities	(414)	(235)
Net cash provided by financing activities	3,438	2,794

We have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners. During 2013 and 2012, we funded our operations primarily from the sale of convertible debt, short-term borrowings, preferred stock and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. We raised $4 million of funding in 2013 and $7.3 million in 2012, and we will require substantial additional funding to continue existing operations.  We believe that we will be able to obtain additional equity or debt financing; however, there is no certainty that we can obtain such financing or that we can do so at market terms and interest rates.  These issues raise substantial doubt about our ability to continue as a going concern.

Cash used in operations amounted to $4,381,000 and $5,087,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.  Cash used in operations in 2013 is primarily a result of our continued net losses from operations as well as paying down our trade payables in 2013.  Cash used in operations in 2012 is primarily the result of our continued net losses.  Cash used in investing activities included the issuance of new loans receivable to UPA of $300,000 and $101,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, and purchases of property and equipment of $114,000 and $134,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.  Cash provided by financing activities for the nine-month period ended September 30, 2013 included proceeds of $4 million from the issuance of our August 2013 Bridge Notes and advances from our project line of credit totaling $223,000, offset by the repayment in full of our project line of credit totaling $785,000; cash provided by financing activities for the nine-month period ended September 30, 2012 were derived from the exercise of common stock warrants, which generated net proceeds of $498,000, and the issuance of common stock and warrants, which generated net proceeds of $2,296,000.

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

On August 22, 2013, we received proceeds totaling $4 million from the issuance of 12% Promissory Notes.  These notes bear interest at the rate of 12% per year and are due and payable on February 1, 2014.  The notes are secured by substantially all of the Company’s assets.

We continue to take measures to increase our sales pipeline to generate future business and to reduce our operating costs through a reduction in force and the elimination of certain non-essential administrative costs.

At September 30, 2013, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of September 30, 2013, we had a cash balance of $3.3 million and current liabilities of approximately $8.2 million, which consisted primarily of accounts payable of $731,000, short term borrowings of $4 million, convertible debt of approximately $2.1 million, derivative liabilities of $141,000 and other current liabilities of approximately $1 million.

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

The Company’s Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 due to (i) our failure to adequately allocate proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively; and (iii) our contract administration procedures were deficient in that we have not been able to consistently estimate contract costs.

Changes in Internal Controls

In the first quarter of 2013, we reviewed and implemented new procedures to ensure that we budget and estimate contract costs accurately.  We have yet to determine whether these new procedures are sufficient to remediate our material weakness in our contract administration procedures.  We did not make any other changes to our internal controls over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently party to any material legal proceedings other than those listed above.

On July 16, 2012, Andrew T. Melton, our former Executive Vice President and Chief Financial Officer (“Melton”), filed a Complaint in the United States District Court, Eastern District of Arkansas alleging that his employment had been terminated in breach of his employment agreement and claiming damages in the aggregate amount of approximately $2.2 million, including unpaid salary, reimbursement of expenses, and other payments under his employment agreement. On June 19, 2013, the litigation was dismissed upon motion by the plaintiff.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1
Letter Agreement dated as of August 20, 2013 between Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Empire Capital Partners Enhanced Master Fund, Ltd., Scott A. Fine and Peter J. Richards and certain of their affiliates and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2013.

10.2
Loan Agreement dated as of August 22, 2013 by and among ThermoEnergy Corporation and the Lenders party thereto — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 27, 2013.

10.3
Form of Promissory Note issued pursuant to the Loan Agreement dated as of August 22, 2013 by and among ThermoEnergy Corporation and the Lenders party thereto — Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 27, 2013.

22

10.4
Security Agreement dated as of August 22, 2013 by and among ThermoEnergy Corporation, the Secured Parties party thereto and Empire Capital Partners, LP, one of the Secured Parties, as agent for itself and the other Secured Parties — Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 27, 2013.

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

Date: November 14, 2013	THERMOENERGY CORPORATION

/s/ James F. Wood
James F. Wood
Chairman and Chief Executive Officer

/s/ Gregory M. Landegger
Gregory M. Landegger
Chief Operating Officer and Interim Chief Financial Officer

24