Form 10-K
period 2013-12-31
THERMOENERGY CORP
filed 2014-03-31
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on June 28, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter, was $2,974,761.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class – Common Stock, $0.001 par value	Outstanding at March 24, 2014 – 135,760,516 shares

THERMOENERGY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1. Business

Overview

We are a diversified technologies company engaged in the worldwide commercialization of advanced wastewater treatment systems and development of carbon reducing combustion technologies.

Our wastewater treatment systems are based on our proprietary Controlled Atmosphere Separation Technology (“CAST®”) platform. Our CAST® systems meet local, state and federal environmental regulations and typically provide a rapid rate of return on investment by recovering for reuse expensive feedstocks, reducing contaminated wastewater discharge and recovering for reuse wastewater used in process operations. Our patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. Our wastewater treatment systems have applications in aerospace, food and beverage processing, metal finishing, pulp and paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater. The CAST® platform technology is owned by our subsidiary, CASTion Corporation (“CASTion”).

We are also the owner of a patented pressurized oxycombustion technology that is designed to combust fossil fuels (including coal, oil and natural gas) and biomass while producing near zero air emissions and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology is under development for new or to retrofit old fossil fuel power plants globally. The technology is held in our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and may be co-developed and commercialized through our joint venture, Unity Power Alliance LLC, formed with Itea S.p.A. (“Itea”).

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

Industry Background

The availability of clean water has become a global challenge as population growth is driving industrial, agricultural and drinking water requirements. Water for oil and gas production and processing competes with limited supplies of potable agricultural, industrial and drinking water. These competing demands are increasing the reclamation of non-potable water supplies and the recovery of process water for reuse as a water source. Brine, saline and brackish water need to be treated for organic substances and dissolved and suspended solids before it can be consumed as drinking or process water. Process, flowback and produced waste water must also be cleaned of chemicals used to manufacture goods or extract oil and gas before it can be recovered and redeployed.

There are many federal, state and local statutes and regulations enacted to protect and restore water and air quality. Federal legislation directed at improving water quality include programs established under the Clean Water Act of 1977, as amended, the Coastal Zone Management Act of 1972, as amended, the 1990 and 1996 Farm Bills, the Ocean Dumping Ban Act, and the Clean Water and Watershed Restoration Initiative. The regulations established under these programs are intended to improve existing water quality programs. In order to comply with these regulations, industrial, agricultural and municipal wastewater treatment facilities are seeking more cost-effective methods of wastewater treatment and reclamation.

Historically, industrial companies would "treat and dispose" of wastewater created in manufacturing or operating processes. Given the increasing need to reduce operating costs, industrial companies are implementing "treat and recover" technologies such as our CAST® technology. CAST® technology is also used in the “treat and dispose” markets.

Notwithstanding the uncertainty created by the current regulatory environment and economic initiatives, we believe that pressurized oxycombustion could provide an economical and environmentally friendly solution for building new and retrofitting existing fossil fueled power plants.

Our Technologies are attractive in the global marketplace, where clean water and clean air regulations of some countries are more stringent than those in effect in the United States. There can be no assurance, however, that a competing technology or technologies will not be commercialized in the future or that the passage of more stringent clean air requirements will result in our Technologies being used in either the United States or abroad, or that the current trend of domestic and international environmental legislation will continue.

Growth Strategy

Our business model is based on the new construction or retrofitting of existing wastewater treatment plants, reclamation of industrial wastewaters and the potential use by power generation plants for public and/or merchant utilities worldwide. In instances where a client is well-established in a target market and has sufficient skill to design, build and operate our technologies, we may enter into collaborative working relationships (such as joint ventures, licenses and other similar agreements) to expedite the commercialization of our Technologies.

Products

Water Technologies

The Company has spent nearly two decades developing sustainable water treatment and recovery systems that help industry and municipalities operate more efficiently, save money and meet their sustainability goals.

Award-Winning Technology

We believe our TurboFrac® system provides versatile and cost effective solutions to recover and recycle clean, usable water from contaminated produce water created by traditional drilling and/or fracturing of oil and gas wells. Our FracGen® systems create hydrofracking-grade water from briny water in local aquifers located in arid areas; FracGen® reduces demand on local potable water supplies. The use of our Technologies helps reduce operating costs associated with transporting fresh water and disposing treated wastewater.

Our versatile, award-winning CAST®, RCAST®, and high-flow Turbo CASTTM systems can be utilized as an effective stand-alone wastewater, chemical, metal or nutrient recovery system, or as part of an integrated recovery solution. These state-of-the-art vacuum assisted distillation units offer significant advantages over other evaporative technologies such as thin film and nucleate boiling. They are specially designed for wastewaters with high total dissolved solids and total suspended solids typically found in industrial, municipal and agricultural processes.

In industrial applications, our Zero-Liquid-Discharge (ZLD) Systems can recover nearly 100% of valuable chemical resources or wastewater for immediate reuse or recycling with no liquid leaving the facility. CAST® concentrates mixed hazardous waste down to as little as 5% of its original volume for economical disposal or reclaim. This patented technology is designed and constructed to operate in harsh chemical environments.

Return on Customer Investment

We believe our wastewater recovery systems reduce costs by recovering process chemicals, metals, nutrients and clean water for reuse or recycling and eliminating most of the costly disposal of hazardous waste or process effluent. These solutions offer a solid return on our customers’ investments with continued savings and efficiency for many years.

Our wastewater treatment systems not only meet local, state and federal environmental regulations, but can provide a rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our systems utilize proven technology to cost effectively process and treat brackish, flowback and produced water in the hydraulic fracturing (“fracking”) process in the oil and gas industries. Our wastewater treatment systems also have global applications in aerospace, food and beverage processing, metal finishing, pulp & paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

Specific wastewater solutions include:

•	Reclaiming supplies of usable water and recycling wastewater in the oil and gas industry
•	Recovering ammonia and creating fertilizer from anaerobic digesters
•	Recovering and recycling ammonia in industrial and municipal operations
•	Recovering chemicals or metals from industrial wastewater
•	Recovering and recycling glycol

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

Turbo CASTTM

Turbo CASTTM is specifically designed for use in areas where energy costs are high and in applications with high wastewater flows. Turbo CASTTM incorporates the latest in heat recuperation technology, allowing for the recovery of up to 90% of the thermal energy used in the system. Turbo CASTTM provides us with several new, high flow industrial market opportunities. By combining vapor recompression technology with a vacuum assisted flash distillation process, our solution offers a highly energy efficient, very simple to operate system that reduces operating costs. Turbo CASTTM can be retrofitted to our existing CAST® systems, significantly improving energy performance.

Our technology is mobile and deployable in a completely self-contained wastewater processing system that uses our CAST® platform technology. The Mobile CAST® systems can be deployed on-site for a range of applications, including: metals recovery, airport deicing fluid dewatering and recovery, antifreeze dewatering and recovery, biological oxygen demand (BOD) reduction, and ammonia (nitrogen) recovery. The size of our units also facilitates on-site pilot testing that demonstrates the technical and economic viability of the technology.

Ammonia Recovery Process

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

Once the anaerobically digested sludge is dewatered, the organically bound nitrogen stays with the sludge solids while virtually all of the aqueous ammonia stays with the water portion or centrate. This centrate is typically recycled to the front of the wastewater treatment plant. ARP treats the centrate as a relatively concentrated ammonia stream and returns a very low ammonia stream to the plant that is well below regulatory requirements. This reduction in the nitrogen load on the plant can increase the overall plant through-put by up to 30% based upon the chemistry of the process. The removed and concentrated ammonia can thereafter be converted into ammonium sulfate, a commercial-grade fertilizer. The primary markets for ARP are municipal and industrial wastewater treatment and the treatment of wastewater discharge from large concentrated animal farming operations, including dairy, pork, beef and poultry facilities.

Thermo ARP™

We developed a high-efficiency process for recovering nutrients from wastewater called Thermo ARP™. Thermo ARP™ is specifically designed for use with industrial, agricultural and municipal anaerobic digesters where the wastewater stream requires a simpler treatment strategy. Based on our proprietary CAST technology platform, Thermo ARP™ uniquely combines chemistry and flash vacuum distillation to deliver the lowest cost per pound of nitrogen removed when compared with comparable nitrogen treatment technologies on the market today. For industrial, agricultural and municipal high rate anaerobic digesters, Thermo ARP™ has a treatment cost per pound of nitrogen removed that is significantly less than that of the most efficient competing technologies based upon an independent study. Both ARP and Thermo ARP™ have the economic and environmental advantage of recovering nitrogen as a fertilizer. Users of this technology can generate revenue from the sale of fertilizer and combine that revenue with nutrient credits now offered in several states to reduce the cost of operating the system and can accelerate payback on the equipment investment.

Other water technologies in our portfolio include:

ThermoFuel

The ThermoFuel Process ("TFP") is a patented renewable energy process that converts digested or waste-activated sewage sludge (biosolids) into a high-energy fuel that can be converted into electricity for use on-site (or exported to the local power grid) or sold as a low-cost feedstock to third party industrial clients. TFP provides a cost-effective solution for biosolids disposal for municipal wastewater treatment. TFP integrates advanced primary sludge digestion with hydrothermal treatment of waste-activated sludge to expand the capacity of existing municipal wastewater facilities. TFP is designed to be a compact, environmentally effective method of upgrading existing wastewater treatment plants to Exceptional Quality (“EQ”) Class A biosolids production without the use of storage tanks, ponds or lagoons, as is common practice for municipal wastewater facilities. EQ Class A biosolids denote the least health risk of human exposure as defined in the 40 CFR Part 503 Risk Assessment study of the United States Environmental Protection Agency (“EPA”). Over 95% of all municipal wastewater treatment plants in the U.S. currently produce Class B biosolids. These biosolids do not meet required pathogen and vector attraction reduction requirements and, as such, pose a potential health risk in the event of direct human contact. The high energy and low moisture content of TFP fuel make it suitable for use as a fuel substitute or blending agent for power plants, municipal solid waste incinerators, cement kilns and similar applications.

TFP can be utilized as a stand-alone system or combined with our ARP or Enhanced Biogas Production technologies to provide a comprehensive and cost-effective method of upgrading existing wastewater treatment plants to produce 100% EQ Class A biosolids; a product which can then be safely applied to expired land, such as a landfill or mining reclamation, or converted on-site to energy via a gasification plant or boiler. TFP allows wastewater treatment plant operators to control the incoming waste stream entirely on-site, with only clean water and saleable commodities leaving the plant. The primary target markets for TFP are municipal and industrial wastewater treatment facilities.

Enhanced Biogas Production

Our Enhanced Biogas Production process is a cost-effective method of processing and treating animal waste from concentrated animal farming that improves the efficiency of aerobic or anaerobic digesters in conventional wastewater treatment plants. Our process retrofits existing wastewater treatment plants to recover excess ammonia from the digesters, making the plant run more efficiently. Through this process, waste is converted into two saleable commodities: energy in the form of methane, and ammonium sulfate, a commercial-grade fertilizer. It can be used as a stand-alone technology, together with our ARP technology, and/or together with our ThermoFuel Process. It can also be implemented with the Temperature Phased Anaerobic Digestion technology used by wastewater treatment plant operators to make more biogas and destroy pathogens. Temperature phasing is a method adopted by wastewater treatment plant operators that uses two phases of anaerobic digestion. In the high temperature phase (around 120-140ºF), waste solids are disinfected and conditioned to reduce pathogens below threshold levels and solubilize some of the solids during the digestion phase. In the lower temperature phase (around 90-100ºF), waste solids already reduced in the first phase are more completely broken down to generate additional biogas at lower energy costs.

The Enhanced Biogas Production process is currently protected by patents that we license exclusively. Under the terms of the license agreement, (the “Agreement”) at the time when cumulative sales of the licensed products exceed $20 million, we agree to pay 1% of the net sales thereafter (as defined in the Agreement).

Power Generation Technologies

In addition to our Water Technologies, we are developing a new, advanced combustion technology that may provide a potential cost-effective and environmentally responsible solution to carbon capture. The power technology is described below.

Pressurized Oxycombustion

We are also the owner of a patented pressurized oxycombustion technology that is designed and being developed to combust fossil fuels (including coal, oil and natural gas) and biomass while producing near zero air emissions and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology could be used on new or retrofitted old fossil fuel power plants around the world. The technology is held by our subsidiary, ThermoEnergy Power Systems, LLC (“TEPS”) and may be co-developed and commercialized through our joint venture, Unity Power Alliance (“UPA”).

Pressurized oxycombustion represents a novel thermodynamic approach in combustion technology. Based on oxyfuel chemistry, it combines the combustion of carbonaceous fuels (coal, oil, natural gas or biomass) with essentially complete recovery of by-products, including sulfur oxide, nitrogen oxide, mercury, particulates and carbon dioxide, which can then be used for sequestration or beneficial reuse. The key element that differentiates pressurized oxycombustion from conventional oxy-fuel designs is that pressure shifts the temperatures at which water, carbon dioxide, mercury and acid gases condense. Gas-to-liquid nucleate condensation physics is used to collect and remove the pollutants, while carbon dioxide is recovered as a liquid through direct condensation. Pressurized oxycombustion is potentially a future option for new construction and may offer a cost-effective way to upgrade many existing coal-fired power plants to near zero air emission/carbon capture status.

The primary markets for pressurized oxycombustion will be power generation plants for electric utilities and combined heat and power plants for industrial clients, many of which produce waste by-products that can be used as a feedstock for pressurized oxycombustion. Some of the industries in which pressurized oxycombustion can be utilized include oil refineries, petrochemical processing plants and pulp and paper mills. In March 2001, TEPS was granted U.S. Patent Nos. 6,196,000 and 6,918,253 for the pressurized oxycombustion process. We also received patents relating to the pressurized oxycombustion process in fourteen countries as well as the European Patent Convention.

On June 20, 2012, we entered into an Agreement with Itea, a subsidiary of Sofinter S.p.A. in Italy, for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion. Itea was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, Itea exercised its option and acquired the 50% ownership interest in UPA. The financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810.

In September 2012, UPA was awarded a $1 million grant from the U.S. Department of Energy (“DOE”) to help fund a project on a cost reimbursement basis under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, ThermoEnergy received a $900,000 subcontract order from UPA to manufacture a bench-scale “flameless” combustion reactor under the grant using Itea’s design. The project was originally scheduled to be completed by September 30, 2013; UPA received a no-cost extension from the DOE to extend the completion deadline to June 30, 2014.

Itea commissioned the equipment in the first quarter of 2014 and commenced testing. The equipment was unable to complete all scheduled tests satisfactorily and was shut down after two brief tests. The equipment was disassembled and removed from Georgia Tech at the completion of the scheduled testing period. The DOE has been advised about these events. Itea is in the process of reviewing the test results and, pending their analysis and response, a determination will be made on the future of UPA.

Customers

We have over 70 CAST® wastewater treatment systems deployed worldwide, mostly in the United States. We sell our systems to both small and large businesses, as well as to municipalities. Historically, companies in the Fortune 1000 rankings have accounted for approximately 28% of units sold; these customers include Valero, Proctor & Gamble, General Electric and Caterpillar. Historically, municipalities have accounted for approximately 2% of units sold. The remaining 70% of units were sold to mid- and smaller-sized companies. Approximately 74% and 91% of our revenues came from the United States in 2013 and 2012, respectively; the remainder of our revenues in 2013 and 2012 came from Asia.

UPA, our joint venture with Itea, was our largest customer during the year ended December 31, 2013, representing approximately 30% of our total revenues. The City of New York Department of Environmental Protection (the “NYCDEP”) was our largest customer during the fiscal year ended December 31, 2012, representing approximately 73% of our total revenues. On November 29, 2012, the NYCDEP terminated for convenience our contract to install our ARP system at the 26th Ward wastewater treatment facility.

Manufacturing

We design and manufacture our products in our 48,000 square foot facility at 10 New Bond Street, Worcester, Massachusetts. We utilize custom designed proprietary vessels supported by commercially available or off-the-shelf parts such as pumps and heat exchangers to produce our proprietary solutions for our customers. No single vendor holds a sole source contract nor represents a significant portion of our standard supply chain. We believe we could find alternative suppliers at competitive cost should any of our current suppliers be unable to fulfill our needs.

Sales, Marketing and Technical Support

We primarily sell our products through our direct sales force supported by a network of manufacturer representatives in the U.S. and internationally. Our sales force works closely with our field application engineers and marketing teams in an integrated approach to address a customer's current and future needs. The support provided by our field application engineers is critical in the product qualification stage. Many customers have custom requirements to consider. We actively solicit aftermarket service opportunities from past customers.

We have actively communicated our solutions and brands through participation at trade shows and industry conferences, publication of research papers, byline articles in trade media, in interactive media, interactions with industry press and analysts, press releases, our company website, as well as through print and electronic sales material.

Employees

As of December 31, 2013, we had 24 employees, including 6 in manufacturing, 5 in engineering, 7 in sales and marketing, and 6 in general and administrative. All of our employees were full-time employees, located primarily in our Worcester, Massachusetts fabrication facility. None of our employees are represented by a labor union. We have experienced no work stoppages, and management believes our employee relationships are generally good.

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

Patents and Other Intellectual Property Rights

We own or license all of our Technologies, including the Technologies discussed previously in this document. Our product engineering and research and development expenses were $454,000 and $460,000 for the years ended December 31, 2013 and 2012, respectively.

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

We presently have been issued five distinct patents in the United States, Europe and Asia, and five patent applications are pending. Our existing significant U.S. patents will expire between 2018 and 2031.

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

We own or license patents and pending patents covering technologies relating to:

•	ARP - Ammonia removal from a stream;
•	Pressurized oxycombustion; and
•	Enhanced biogas recovery and production.

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

Environmental

Our operations involve the use, generation and disposal of hazardous substances and are regulated under federal, state, and local laws governing health and safety and the environment. Our compliance costs were less than $5,000 in the years ended December 31, 2013 and 2012. We believe that our products and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

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

ITEM 3. Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently party to any material legal proceedings.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "TMEN.OB.” The range of the high and low prices per share for our Common Stock for the four quarters of 2012 and 2013 are shown below.

	High	Low
Year Ended December 31, 2013
First Quarter	$0.10	$0.04
Second Quarter	$0.06	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.04	$0.02

Year Ended December 31, 2012
First Quarter	$0.28	$0.16
Second Quarter	$0.19	$0.09
Third Quarter	$0.14	$0.08
Fourth Quarter	$0.11	$0.05

Holders

At March 24, 2014, there were 1,161 holders of record of the issued and outstanding common stock of the Company.

Dividends

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future. Any such dividend payment is at the discretion of our Board of Directors and would depend on our earnings, financial condition and other business and economic factors affecting us at that time which the Board of Directors may consider relevant.

Stock Options

A summary of our stock option activity for the year ended December 31, 2013 is included in Note 7 in the Notes to the Financial Statements attached to this Annual Report on Form 10-K.

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

Overview

Founded in 1988, we are a diversified technologies company engaged in the worldwide development, sale and commercialization of patented and/or proprietary technologies for the recovery and recycling of wastewater, chemicals, metals, and nutrients from waste streams at oil and gas, biogas, power plant, industrial, and municipal operations. In addition, we hold patents on pressurized oxy-combustion technology for clean, coal-fired combustion.

Wastewater Solutions

We have spent nearly two decades developing sustainable water treatment and recovery systems that help industry and municipalities operate more efficiently, save money, reduce their carbon footprint and meet their sustainability goals.

Award-Winning Technology

We believe our TurboFrac® system provides versatile and cost effective solutions to recover and recycle clean, usable water from contaminated produce water created by the hydraulic fracturing of oil and gas wells. Our FracGen® systems create hydrofracking-grade water from briny water in local aquifers located in arid areas. FracGen® reduces demand on local potable water supplies and reduces the cost of transporting fresh water from other geographic locations.

Our versatile, award-winning CAST®, R-CAST®, and high-flow Turbo CASTTM systems can be utilized as an effective stand-alone wastewater, chemical, metal or nutrient recovery system, or as part of an integrated recovery solution. These state-of-the-art vacuum assisted distillation units offer significant advantages over other evaporative technologies such as thin film and nucleate boiling. They are specially designed for high-strength wastewaters with high total dissolved solids and total suspended solids typically found in industrial, municipal and agricultural recovery processes.

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

Return on Customer Investment

We believe our wastewater recovery systems reduce costs by recovering process chemicals, metals, nutrients and clean water for reclamation or recycling and eliminating most of the costly disposal of hazardous waste or process effluent. These solutions offer a solid return on our customers’ investments with continued savings and efficiency for many years.

Our wastewater treatment systems meet local, state and federal environmental regulations and typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our systems utilize proven technology to cost effectively process and treat brackish, flowback and produced water in the hydraulic fracturing (“fracking”) process in the oil and gas industries. Our wastewater treatment systems also have global applications in aerospace, food and beverage processing, metal finishing, pulp and paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

Specific wastewater solutions include:

•	Creating new supplies of usable water and recycling wastewater in the oil and gas industry
•	Recovering ammonia and creating fertilizer from anaerobic digesters
•	Recovering and recycling ammonia in industrial and municipal operations
•	Recovering chemicals or metals from industrial wastewater
•	Recovering and recycling glycol

Power Generation Technologies

We are also the owner of a patented pressurized oxycombustion technology that is designed and being developed to combust fossil fuels (including coal, oil and natural gas) and biomass while producing near zero air emissions and capturing carbon dioxide in liquid form for sequestration or beneficial reuse. This technology could be used on new or retrofitted old fossil fuel power plants around the world. The technology is held by our subsidiary, TEPS, and may be co-developed and commercialized through our new joint venture, UPA.

On June 20, 2012, we entered into an Agreement with Itea S.p.A. (“Itea”), a subsidiary of Sofinter S.p.A. in Italy, for the development of pressurized oxycombustion in North America. The two parties, through UPA, will utilize their patented technologies to advance, develop and promote the use of the coal application of pressurized oxycombustion. Itea was granted the option to acquire a 50% ownership interest in UPA for nominal consideration. On July 16, 2012, Itea exercised its option and acquired the 50% ownership interest in UPA. The financial results of UPA are accounted for as a joint venture under the equity method of accounting and are not consolidated in our financial statements as a variable interest entity as defined by ASC 810, as we have concluded that we are not the primary beneficiary.

In September 2012, UPA was awarded a $1 million grant from the DOE to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, ThermoEnergy received a $900,000 subcontract order from UPA to manufacture a bench-scale “flameless” combustion reactor under the grant using Itea’s design. UPA and its subcontractors received contract definitization during the first quarter of 2013 and began to receive funding. As of December 31, 2013, UPA has received funding totaling $901,000 related to this grant. We have recorded revenues of $842,000 related to this contract during the year ended December 31, 2013. The project was originally scheduled to be completed by September 30, 2013; UPA received a no-cost extension from the DOE to extend the completion deadline to June 30, 2014.

Itea commissioned the equipment in the first quarter of 2014 and commenced testing. The equipment was unable to complete all scheduled tests satisfactorily and was shut down after two brief tests. The equipment was disassembled and removed from Georgia Tech at the completion of the scheduled testing period. The DOE has been advised about these events. Itea is in the process of reviewing the test results and, pending their analysis and response, a determination will be made on the future of UPA.

Other Matters

On August 22, 2012, the New York City Department of Environmental Regulation (“NYCDEP”) issued a stop work order to us relative to our contract to install an ARP system at the NYCDEP’s wastewater treatment facility in the 26th Ward. The NYCDEP terminated the contract for convenience, effective November 29, 2012. We delivered all equipment, including all material from third party vendors, to the NYCDEP during the first quarter of 2013. In June 2013, we received notice from the NYCDEP that the contract was closed, resulting in a gain on contract termination of approximately $4.9 million during the second quarter of 2013.

Because of this contract termination, our revenues, expenses, and income will be adversely affected in future periods, as this contract represented approximately 3% and 73% of our revenues for the years ended December 31, 2013 and 2012, respectively.

We have made significant progress in resolving our past legal issues, hiring key management personnel and building our business for future growth. However, we have incurred net losses and negative cash flows from operations since inception. We incurred net losses of $1.6 million and $7.4 million for the years ended December 31, 2013 and 2012, respectively. Cash outflows from operations totaled $5.4 million for each of the years ended December 31, 2013 and 2012. As a result, we will require additional capital to continue to fund our operations.

Research and Development

We own or license all of the Technologies that we use in our business.

We conduct research and development of water/wastewater treatment products and services in a number of areas including testing various waste streams for potential clients and other third parties, Chemcad and Aspen modeling for the pressurized oxycombustion process, centrate testing related to the Company’s New York project and ARP flow modifications. In addition, we will continue to participate in joint research and development activities through UPA.

Liquidity and Capital Resources

Cash and cash flow data for the periods presented were as follows (in thousands of dollars):

	Year Ended December 31,
	2013	2012
Cash and cash equivalents	$2,508	$4,657
Net cash used in operating activities	(5,373)	(5,379)
Net cash used in investing activities	(214)	(335)
Net cash provided by financing activities	3,438	7,315

We have historically lacked the financial and other resources necessary to market the Technologies or to build demonstration projects without the financial backing of government or industrial partners. During 2013 and 2012, we funded our operations primarily from the sale of convertible debt, short-term borrowings and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. Although we will require substantial additional funding to continue existing operations, there is no certainty that we will be able to do so. These issues raise substantial doubt about our ability to continue as a going concern.

Cash used in operations amounted to $5,373,000 and $5,379,000 for the years ended December 31, 2013 and 2012, respectively. Cash used in operations in 2013 is consistent with 2012 due to measures taken in the past year to reduce operating expenses and devote resources to building our sales pipeline, offset by lower revenues in 2013. Cash used in investing activities included purchases of property and equipment of $114,000 and $135,000 in the years ended December 31, 2013 and 2012, respectively; the purchase of notes from our joint venture, UPA, of $100,000 in 2013 and 2012; and investments of $100,000 in our joint venture with UPA in 2012.

At December 31, 2013, we did not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of December 31, 2013, we had a cash balance of approximately $2.5 million and current liabilities of approximately $9.0 million, which consisted primarily of accounts payable of approximately $687,000, billings in excess of costs of approximately $1.1 million, short term borrowings of $4.0 million; convertible debt of approximately $2.1 million, accrued payroll and other taxes of $545,000 and other current liabilities of $476,000.

The following details our financing transactions in 2013:

On April 5, 2013, investors in our December 2011 Bridge Notes and November 2012 Bridge Notes exchanged such Notes with an aggregate principal amount of $4,950,000 plus accrued interest totaling $314,177 for a total of 6,926,553 shares of our Series C Convertible Redeemable Preferred Stock and Warrants for the purchase of a total of 69,265,530 shares of Common Stock.

On April 5, 2013, we repaid in full all outstanding principal and accrued interest totaling $785,059 related to our Loan Agreement with C13 Thermo, LLC.

On August 22, 2013, we received proceeds totaling $4 million from the issuance of 12% Promissory Notes. These notes bear interest at the rate of 12% per year and are due and were payable on February 1, 2014. The notes are secured by substantially all of the Company’s assets. On February 28, 2014 we entered into a Standstill Agreement with the holders of these notes where the holders agreed not to commence enforcement, collection or similar proceedings with respect to these notes until May 1, 2014.

As of December 31, 2013, we had outstanding convertible debt and short term borrowings totaling approximately $6.1 million (exclusive of debt discounts). Of this amount, debt totaling $2,105,000 is convertible into shares of our Common Stock at the rate of $0.50 per share.

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

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of ThermoEnergy Corporation and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial results for UPA have been consolidated for the period from inception until the date it became a Joint Venture on July 16, 2012.

Certain prior year amounts have been reclassified to conform to current year classifications. We separated the balance of accrued payroll and other taxes from other current liabilities; these amounts were included as part of other current liabilities on our consolidated balance sheet as of December 31, 2012. Additionally, we reduced our balance of notes receivable, with an offsetting reduction of long term liabilities, by $100,000 compared to amounts reports on our consolidated balance sheet as of December 31, 2012 to consistently report activity related to our investments in UPA.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting amounts reported in the consolidated financial statements relate to revenue recognition.

The 15% third party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements.

Revenue recognition

Historically, we have recognized revenues using the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred in relation to total costs expected to be incurred. Project costs include all direct material and labor costs and indirect costs related to project performance, such as indirect labor, supplies, tools, repairs and depreciation.

Recognition of revenue and profit under the percentage-of-completion method is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date such as engineering progress, materials quantities, as well as achievement of milestones, penalty provisions, labor productivity and cost estimates made. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized beginning in the period in which they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which the estimated loss first becomes known.

Certain long-term projects include a number of different services to be provided to the customer. We record separately revenues and costs related to each of these services if they meet the contract segmenting criteria.

In circumstances when we cannot estimate the final outcome of a project, or when we cannot reasonably estimate revenue, we utilize the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when we can make more precise estimates, revenues will be adjusted accordingly and recorded as a change in an accounting estimate. We recorded one project which represented 21% and less than 1% of its revenues for the years ended December 31, 2013 and 2012, respectively, utilizing the percentage of completion method based on a zero profit margin.

Effective October 1, 2013, we launched changes to our operations to emphasize standardized systems and manufacturing processes and have commenced selling wastewater treatment systems based on these changes. We recognize revenue on the sale of our wastewater treatment systems from this new standardized process at the point of shipment or transfer of title, provided there is persuasive evidence of an arrangement, the fee is fixed and determinable, and the collectability of the related receivable is probable. Amounts received from customers in advance of shipment are recorded within customer deposits.

We recognize revenues on our contract with UPA on a time-and-materials basis.

Revenue from spare parts sales is recognized upon shipment or title transfer under the terms of the customer contract.

Service revenue is recognized upon the completion and acceptance of the work performed.

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

Cash and cash equivalents

We place our cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Generally our cash in interest-bearing accounts exceeds financial depository insurance limits. However, we have not experienced any losses in such accounts and believe that our cash is not exposed to significant credit risk.

We have a cash management program which provides for the investment of excess cash balances primarily in money market funds, which are valued using Level 1 inputs. We consider such highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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

We estimate contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” We use a two-step process to assess each income tax position.  We first determine whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, we then record the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2013 and 2012, there are no uncertain tax positions that require accrual.

We are subject to taxation in the U.S. and various states. As of December 31, 2013 our tax years for 2010, 2011, 2012 and 2013 are subject to examination by the tax authorities. As of December 31, 2013, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2010. Tax year 2009 was open as of December 31, 2012.

Fair value of financial instruments and fair value measurements

The carrying amount of cash, accounts receivable, other current assets, accounts payable, short term borrowings and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of those instruments. The carrying amount of our convertible debt and short term borrowings was $6,083,000 and $7,279,000 at December 31, 2013 and 2012, respectively, and approximates its fair value, as the interest rate on this debt approximates the interest rate of the Company’s recent borrowings. Our derivative liabilities are recorded at fair value.

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

Recent accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Revenues for 2013 were $2,812,000 compared to $6,971,000 in 2012. Revenues in 2013 were derived mainly from two industrial projects utilizing our Ammonia Recovery Process (“ARP”) technology, work related to UPA’s grant with the DOE and service revenues from our existing customer base. In 2012, we performed significant system construction work on our NYCDEP contract through the contract’s termination on November 29, 2013, completed 3 industrial projects and performed substantial work on two additional industrial projects.

Gross loss for 2013 was ($501,000) compared to gross profit of $173,000 in 2012. Gross loss in 2013 is attributable to recognizing lower margins on our active projects in 2013 compared to construction-related activities for the NYCDEP contract in 2012, as well as absorbing higher unallocated overhead costs during 2013 due to the timing of project construction operations. Additionally, we recognized a loss in the third quarter of 2013 related to cost overruns on the UPA contract driven by engineering and product design changes generated by our partner in the joint venture, who serves as the design engineer on the project.

General and administrative expenses totaled $3,179,000 in 2013 compared to $4,751,000 in 2012, a decrease of approximately $1.6 million compared to 2012.  The decrease is attributable to significantly lower professional and consulting expenses in 2013 in continuing efforts to reduce our cost structure, as well as significantly lower non-cash stock option expenses.

Engineering, research and development expenses totaled $454,000 in 2013 compared to $460,000 in 2012, a decrease of $6,000 compared to 2012. Our engineering team was not as fully utilized in 2013 compared to 2012 due to the cancellation of the NYCDEP contract and the timing of project activity. Costs directly related to our projects are charged to cost of sales. The reduced utilization of our engineering team was offset by lower headcount and non-cash stock option expenses in 2013.

Selling expenses totaled $1,727,000 in 2013 compared to $2,855,000 in 2012, a decrease of approximately $1.1 million compared to 2012. This decrease is attributed to a reduction in non-core international business development efforts and reduced unbillable pre-sale expenses, partially offset by increased spending related to our continued promotion and testing of our TurboFrac® technologies in the unconventional oil shale market. We also recorded a loss of $131,000 related to the disposal of a system previously used for pre-sales testing in 2012 that did not repeat in 2013.

We recorded a non-cash gain of $4,878,000 related to the termination of our contract with the NYCDEP in 2013. This gain represents the amount by which our billings to the NYCDEP exceeded revenues recognized related to the contract. We did not record any such gains in 2012.

We recorded income of $2,357,000 in 2013 related to the net change in fair value on our derivative instruments compared to income of $1,637,000 in 2012. Income in both years relates primarily to the passage of time and the decrease in our stock price. The increase in 2013 is due to increases in the number of underlying derivative instruments in 2013 compared to 2012.

Other derivative expense of $567,000 in 2012 represents the amounts by which the initial valuation of derivative liabilities created in conjunction with our financing transactions exceeded the amounts raised by these financing transactions. We had no such expenses in 2013.

We recorded losses in our joint ventures totaling $298,000 in 2013 compared to $8,000 in 2012. Higher losses in 2013 are attributable to UPA’s efforts on the grant with the DOE. Because this grant is a cost-sharing arrangement, UPA is required to absorb a portion of the costs necessary to complete this project, and these costs are shared equally with Itea.

Interest expense was $2,663,000 in 2013 compared to $529,000 in 2012. This increase is due to amortization of debt discounts recognized on our December 2011 Bridge Notes and November 2012 Bridge Notes in 2013.

Comparison of Years Ended December 31, 2012 and 2011

Revenues for 2012 were $6,971,000 compared to $5,583,000 in 2011. In 2012, we performed significant system construction work on our NYCDEP contract through the contract’s termination on November 29, 2012, completed three industrial projects and performed substantial work on two additional industrial projects.  In 2011, we completed engineering and design work and started system construction activities on our NYCDEP contract and performed substantial work on two industrial projects.

Gross profit was $173,000 (2.5% of revenues) in 2012, a decrease of $231,000 compared to gross profit of $404,000 (7.2% of revenues) in 2011. The decrease is primarily due to higher than anticipated production costs on our industrial projects and recognizing anticipated losses on one industrial project that adversely affected our gross margin in 2012.

General and administrative expenses totaled $4,751,000 in 2012, a decrease of $118,000 compared to $4,867,000 in 2011.  The decrease is attributable to lower compensation, consulting and non-cash stock option expenses, partially offset by higher accounting expenses.

Engineering, research and development expenses totaled $460,000 in 2012, an increase of $161,000 compared to $299,000 in 2011. Our engineering group was fully utilized in the first three quarters of 2011 as it performed and completed design and system fabrication work on our NYCDEP contract. Engineering costs directly attributable to our contracts is recorded as a component of cost of revenues. Our engineering group was not utilized as fully in the fourth quarter of 2011 and throughout 2012.

Selling expenses totaled $2,855,000 in 2012, an increase of $407,000 compared to $2,448,000 in 2011. The increase is mainly due to increased business development activities in 2012 as we developed our technology for use in the oil and gas industries and performed significant pilot work for potential customers in the biogas industry.

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

Interest expense in 2012 totaled $529,000 in 2012, a decrease of $613,000 compared to $1,142,000 in 2011. This decrease is due to reduced debt levels in 2012 as we repaid and converted all of our secured debt in August 2011.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosures required under this item are not provided, as the Company has elected to follow the scaled disclosure requirements as a smaller reporting company.

ITEM 8.  Financial Statements and Supplementary Data

See the Company’s consolidated financial statements as of and for the years ended December 31, 2013 and 2012 beginning on page A-1.

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

Our Chief Executive Officer and our Interim Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework).  Our assessment included consideration of the remediation of the material weaknesses described below. Based on this assessment, management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.  Specifically, management has determined that our internal controls as of December 31, 2013 were deficient in that (i) we did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii) there was a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

Management has discussed its conclusions regarding the inadequacy of internal controls with the Audit Committee and with our independent registered public accounting firm.  We expect that these material weaknesses will continue until we have sufficient resources to hire additional qualified personnel in the financial and accounting area.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2013.  The evaluation of our disclosure controls and procedures by our principal executive officer and interim principal financial officer included consideration of the remediation of the material weakness described above.  Based on this evaluation, our management has concluded that its disclosure controls and procedures were not effective as of December 31, 2013 due to (i) our failure to adequately allocate proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

Management has discussed its conclusions regarding the deficiencies in our disclosure controls and procedures with the Audit Committee and with our independent registered public accounting firm.  We expect that these material weaknesses will continue until we have sufficient resources to hire additional qualified personnel in the financial and accounting area.

Changes in Internal Controls

Effective October 1, 2013, we have changed our operations to build standardized systems and utilize routine manufacturing processes. As a result, the percentage-of-completion method to account for revenues on future systems will be considered only upon entering into projects which require significant customization or specialization. With these changes to our operations, we no longer need to follow contract administration procedures to record revenues.

In our Annual Report on Form 10-K for the year ended December 31, 2012, we reported a material weakness in our contract administration procedures and our ability to consistently estimate contract costs in order to recognized revenue using the percentage-of-completion method. Because these procedures no longer apply, management no longer considers this a material weakness.

Except as discussed above, there were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information concerning directors and executive officers required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled “Election of Directors” and “Committees of the Board of Directors” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

A copy of the Company’s Code of Business Conduct and Ethics, including additional provisions which apply to the chief executive officer and senior financial officers, may be obtained free of charge by making a written request to Investor Relations, ThermoEnergy Corporation, 10 New Bond Street, Worcester, MA 01606.

ITEM 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of the Board” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 8.
(2)	All financial statement schedules are not included, as the Company has provided the information as required by Article 8 of Regulation S-X in its consolidated financial statements as of and for the year ended December 31, 2013 and 2012.
(3)	Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith. See Index to Exhibits on Page B-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMOENERGY CORPORATION

(Registrant)

By:	/s/ Gregory M. Landegger	March 31, 2014
Gregory M. Landegger Vice President, Chief Operating Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James F. Wood	Chairman of the Board, President and Chief Executive Officer	March 31, 2014
James F. Wood	(Principal Executive Officer)

/s/ Gregory M. Landegger	Vice President, Chief Operating Officer and Interim Chief	March 31, 2014
Gregory M. Landegger	Financial Officer (Principal Financial Officer)

/s/ Brian M. Milette	Vice President – Finance and Interim Chief Accounting Officer	March 31, 2014
Brian M. Milette	(Principal Accounting Officer)

/s/ Joseph P. Bartlett	Director	March 31, 2014
Joseph P. Bartlett

/s/ J. Winder Hughes III	Director	March 31, 2014
J. Winder Hughes III

/s/ Shawn R. Hughes	Director	March 31, 2014
Shawn R. Hughes

/s/ David L. Keller	Director	March 31, 2014
David L. Keller

/s/ Arthur S. Reynolds	Director	March 31, 2014
Arthur S. Reynolds

THERMOENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of and For the Years ended December 31, 2013 and 2012

With

Report of Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ThermoEnergy Corporation

Worcester, Massachusetts

We have audited the accompanying consolidated balance sheet of ThermoEnergy Corporation (the "Company") as of December 31, 2013, and the related consolidated statements of operations, statements of redeemable preferred stock and stockholders' deficiency, and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, Massachusetts

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ThermoEnergy Corporation

We have audited the accompanying consolidated balance sheet of ThermoEnergy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, redeemable preferred stock and stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermoEnergy Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Westborough, Massachusetts

March 26, 2013

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,508	$4,657
Accounts receivable, trade	293	1,246
Accounts receivable, related party	229	—
Costs-in-excess of billings	317	597
Inventories, net	104	53
Deposits	31	1,566
Other current assets	178	146
Total Current Assets	3,660	8,265

Property and equipment, net	593	668
Other assets	40	—

TOTAL ASSETS	$4,293	$8,933

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$687	$2,143
Short term borrowings	4,000	4,191
Convertible debt, net - current portion	2,083	1,250
Customer deposits	816	—
Billings-in-excess of costs	323	4,922
Derivative liabilities - current portion	—	20
Accrued payroll and other taxes	545	537
Accrued contract costs	59	1,545
Other current liabilities	476	851
Total Current Liabilities	8,989	15,459

Long Term Liabilities:
Derivative liabilities	186	2,214
Convertible debt, net	—	1,838
Other long term liabilities	15	33
Total Long Term Liabilities	201	4,085

Total Liabilities	9,190	19,544

Commitments and contingencies (Note 13)

Series C Convertible Redeemable Preferred Stock, $0.01 par value; liquidation preference of $1.52 per share: redeemable at $0.76 per share; designated: 15,000,000 shares at December 31, 2013; issued and outstanding: 13,853,106 shares at December 31, 2013	8,971	—

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 50,000,000 shares at December 31, 2013 and 30,000,000 shares at December 31, 2012:
Series A Convertible Preferred Stock, liquidation preference of $1.20 per share: designated, issued and outstanding: 208,334 shares at December 31, 2013 and 2012	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 1,000,000 shares at December 31, 2013 and 12,000,000 shares at December 31, 2012; issued and outstanding: 551,725 shares at December 31, 2013 and 11,664,993 shares at December 31, 2012	6	117
Series B-1 Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 11,000,000 shares at December 31, 2013; issued and outstanding: 8,919,854 shares at December 31, 2013 and 0 at December 31, 2012	89	—
Common Stock, $0.001 par value: authorized: 800,000,000 shares at December 31, 2013 and 425,000,000 at December 31, 2012; issued: 135,894,313 shares at December 31, 2013 and 120,588,372 shares at December 31, 2012; outstanding: 135,760,516 shares at December 31, 2013 and 120,454,575 shares at December 31, 2012	136	120
Additional paid-in capital	108,424	110,062
Accumulated deficit	(122,507)	(120,892)
Treasury stock, at cost: 133,797 shares at December 31, 2013 and 2012	(18)	(18)
Total Stockholders’ Deficiency for ThermoEnergy Corporation	(13,868)	(10,609)
Noncontrolling interest	—	(2)
Total Stockholders’ Deficiency	(13,868)	(10,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,293	$8,933

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012

Revenue	$2,812	$6,971
Cost of revenue	3,313	6,798
Gross (loss) profit	(501)	173

Operating Expenses:
General and administrative	3,179	4,751
Engineering, research and development	454	460
Sales and marketing	1,727	2,855
Total operating expenses	5,360	8,066

Loss from operations	(5,861)	(7,893)

Other income (expense):
Gain on contract termination	4,878	—
Derivative liability income	2,357	1,637
Other derivative expense	—	(567)
Losses from equity method - joint ventures	(298)	(8)
Interest expense, net	(2,663)	(529)
Other expense	(28)	(22)
Total other income	4,246	511

Net loss	(1,615)	(7,382)
Net loss attributable to noncontrolling interest	—	4

Net loss attributable to ThermoEnergy Corporation	$(1,615)	$(7,378)

Loss per share attributable to ThermoEnergy Corporation, basic and diluted	$(0.01)	$(0.07)

Weighted average shares used in computing loss per share, basic and diluted	131,776,778	103,184,422

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIENCY

(in thousands, except share amounts)

Years Ended December 31, 2013 and 2012

	Redeemable Convertible		Stockholders’ Deficiency

	Series C Convertible Redeemable Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2011	-	$-	208,333	$2	11,664,993	$117	-	$-

Stock-based compensation expense
Common Stock issued for services
Exercise of Common Stock warrants for cash, net of issuance costs of $38
Issuance of Common Stock for cash, net of issuance costs of $311
Net Loss

Balance at December 31, 2012	-	-	208,333	2	11,664,993	117	-	-

Stock-based compensation expense
Recognition of beneficial conversion feature on short term borrowings
Conversion and tender of short term borrowings and accrued interest into Series C Convertible Redeemable Preferred Stock and warrants	6,926,553	4,485
Exchange of Series B Convertible Preferred Stock for Series C Convertible Redeemable Preferred Stock	6,926,553	4,486			(2,193,414)	(22)
Exchange of Series B Convertible Preferred Stock for Series B-1 Convertible Preferred Stock					(8,919,854)	(89)	8,919,854	89
Recognition of derivative liabilities
Cashless exercise of Common Stock warrants
Issuance of Common Stock to settle anti-dilution obligations
Repayment of noncontrolling interest in joint venture
Net Loss

Balance at December 31, 2013	13,853,106	$8,971	208,333	$2	551,725	$6	8,919,854	$89

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIENCY (Continued)

(in thousands, except share amounts)

Years Ended December 31, 2013 and 2012

	Stockholders' Deficiency

	Common Stock		Additional		Treasury Stock
			Paid-In	Accumulated			Noncontrolling
	Shares	Amount	Capital	Deficit	Shares	Amount	interest	Total

Balance at December 31, 2011	85,167,098	$85	$108,727	$(113,510)	(133,797)	$(18)	$(6)	$(4,603)

Stock-based compensation expense			755					755
Common Stock issued for services	419,180	-	88					88
Exercise of Common Stock warrants for cash, net of issuance costs of $38	5,633,344	6	492					498
Issuance of Common Stock for cash, net of issuance costs of $311	29,368,750	29	-					29
Net Loss				(7,382)			4	(7,378)

Balance at December 31, 2012	120,588,372	120	110,062	(120,892)	(133,797)	(18)	(2)	(10,611)

Stock-based compensation expense			255					255
Recognition of beneficial conversion feature on short term borrowings			2,118					2,118
Conversion and tender of short term borrowings and accrued interest into Series C Convertible Redeemable Preferred Stock and warrants			778					778
Exchange of Series B Convertible Preferred Stock for Series C Convertible Redeemable Preferred Stock			(4,464)					(4,486)
Exchange of Series B Convertible Preferred Stock for Series B-1 Convertible Preferred Stock								-
Recognition of derivative liabilities			(607)					(607)
Cashless exercise of Common Stock warrants	6,031,577	6	282					288
Issuance of Common Stock to settle anti-dilution obligations	9,274,364	10						10
Repayment of noncontrolling interest in joint venture							2	2
Net Loss				(1,615)				(1,615)

Balance at December 31, 2013	135,894,313	$136	$108,424	$(122,507)	(133,797)	$(18)	$-	$(13,868)

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012
Operating Activities:
Net loss	$(1,615)	$(7,382)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	255	755
Common stock issued for services	—	88
Gain on contract termination	(4,878)	—
Loss on disposal of equipment	—	131
Equity in losses of joint ventures	298	8
Derivative liability income	(2,357)	(1,637)
Other derivative expense	—	567
Non-cash interest added to note receivable	(7)	—
Non-cash interest added to debt	121	90
Depreciation	189	119
Amortization of discount on convertible debt	2,202	154
Changes in operating assets and liabilities:
Accounts receivable, trade	953	2,982
Accounts receivable, related party	(429)	—
Costs-in-excess of billings	280	(465)
Inventories	(51)	(125)
Deposits	1,535	(1,304)
Other current assets	(61)	350
Accounts payable	(1,456)	(497)
Customer deposits	816	—
Billings-in-excess of costs	279	(209)
Accrued payroll and other taxes	8	(204)
Accrued contract costs	(1,486)	1,526
Other current liabilities	49	(299)
Other long term liabilities	(18)	(27)
Net cash used in operating activities	(5,373)	(5,379)

Investing Activities:
Investment in joint ventures	—	(100)
Issuance of note receivable to affiliate	(100)	(100)
Purchases of property and equipment	(114)	(135)
Net cash used in investing activities	(214)	(335)

Financing Activities:
Proceeds from issuance of common stock, net of issuance costs of $349 in 2012	—	3,124
Proceeds from issuance of short term borrowings	4,223	4,191
Repayment of short term borrowings	(785)	—
Net cash provided by financing activities	3,438	7,315

Net change in cash and cash equivalents	(2,149)	1,601
Cash and cash equivalents, beginning of year	4,657	3,056
Cash and cash equivalents, end of year	$2,508	$4,657

Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$40	$23
Recognition of derivative liabilities	$607	$3,064
Debt discount recognized on convertible debt	$2,117	$—
Conversion of convertible debt and accrued interest to Series C Redeemable Convertible Preferred Stock	$5,264	$—
Exchange of Series B Convertible Preferred Stock to Series C Redeemable Convertible Preferred Stock	$4,486	$—
Exchange of Series B Convertible Preferred Stock to Series B-1 Convertible Preferred Stock	$89	$—
Cashless exercise of warrants for Common Stock	$288	$—
Anti-dilutive issuance of Common Stock to investors	$10	$—
Transfer of accounts receivable – related party to notes receivable	$200	$—
Tender of Roenigk 2007 and 2008 Convertible Promissory Notes in exchange for Roenigk 2012 Convertible Promissory Note	$—	$1,877

See notes to consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 1:  Organization and summary of significant accounting policies

Nature of business

ThermoEnergy Corporation (“the Company”) was incorporated in January 1988 for the purpose of developing and marketing advanced municipal and industrial wastewater treatment and carbon reducing power generation technologies.

The Company’s wastewater treatment systems are based on its proprietary Controlled Atmosphere Separation Technology (“CAST®”) platform.  The Company’s patented and proprietary platform technology is combined with off-the-shelf technologies to provide systems that are inexpensive, easy to operate and reliable. The Company’s wastewater treatment systems have global applications in metal finishing, heavy manufacturing, hydraulic fracturing, petrochemical, refining, aerospace, food and beverage processing, pulp and paper, microchip and circuit board manufacturing and municipal wastewater. The CAST® platform technology is owned by its subsidiary, CASTion Corporation (“CASTion”).

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

The Company’s pressurized oxycombustion technology and the water technologies are collectively referred to as the “Technologies.”

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial results for Unity Power Alliance (“UPA”) have been consolidated for the period from inception until the date it became a Joint Venture on July 16, 2012. Financial results for UPA as a Joint Venture are accounted for under the equity method of accounting for investments, as discussed in Note 4.

Certain prior year amounts have been reclassified to conform to current year classifications. The Company separated the balance of accrued payroll and other taxes from other current liabilities; these amounts were included as part of other current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2012. Additionally, the Company reduced its balance of notes receivable, with an offsetting reduction of long term liabilities, by $100,000 compared to amounts reports on the Company’s Consolidated Balance Sheet as of December 31, 2012 to consistently report activity related to its investments in UPA.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting amounts reported in the consolidated financial statements relate to revenue recognition, recognition of derivative liabilities and accruals for payroll and other taxes.

The 15% third party ownership interest in TEPS is recorded as a noncontrolling interest in the consolidated financial statements.

Revenue recognition

Historically, the Company has recognized revenues using the percentage-of-completion method. Under this approach, revenue is earned in proportion to total costs incurred in relation to total costs expected to be incurred. Project costs include all direct material and labor costs and indirect costs related to project performance, such as indirect labor, supplies, tools, repairs and depreciation.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Recognition of revenue and profit under the percentage-of-completion method is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date such as engineering progress, materials quantities, as well as achievement of milestones, penalty provisions, labor productivity and cost estimates made. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized beginning in the period in which they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which the estimated loss first becomes known.

Certain long-term projects include a number of different services to be provided to the customer. The Company records separately revenues, costs and gross profit related to each of these services if they meet the contract segmenting criteria.

In circumstances when the Company cannot estimate the final outcome of a project, or when the Company cannot reasonably estimate revenue, the Company utilizes the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues are adjusted accordingly and recorded as a change in an accounting estimate. The Company recorded revenue from one project which represented 21% and less than 1% of its revenues for the years ended December 31, 2013 and 2012, respectively, utilizing the percentage of completion method based on a zero profit margin.

Effective October 1, 2013, the Company launched changes to its operations to emphasize standardized systems and manufacturing processes and has commenced selling wastewater treatment systems based on these changes. The Company recognizes revenue on the sale of its wastewater treatment systems from this new standardized process at the point of shipment or transfer of title, provided there is persuasive evidence of an arrangement, the fee is fixed and determinable, and the collectability of the related receivable is probable. Amounts received from customers in advance of shipment are recorded within customer deposits.

The Company recognizes revenues on its contract with UPA on a time-and-materials basis.

Revenue from spare parts sales is recognized upon shipment or title transfer under the terms of the customer contract.

Service revenue is recognized upon the completion and acceptance of the work performed.

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

Cash and cash equivalents

The Company places its cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Generally the Company’s cash in interest-bearing accounts exceeds financial depository insurance limits. However, the Company has not experienced any losses in such accounts and believes that its cash is not exposed to significant credit risk.

The Company has a cash management program which provides for the investment of excess cash balances primarily in money market funds, which are valued using Level 1 inputs. The Company considers such highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

The following is a summary of the Company’s allowance for doubtful accounts activity for the year ended December 31, 2013: (in thousands)

Allowance for doubtful accounts, beginning of year	$—
Bad debt expense	5
Write-offs	(5)
Allowance for doubtful accounts, end of year	$—

The Company did not have any activity in its allowance for doubtful accounts for the year ended December 31, 2012.

At December 31, 2013, two customers accounted for 81% of the Company’s total accounts receivable balance. At December 31, 2012, one customer accounted for 53% of the Company’s accounts receivable balance. For the year ended December 31, 2013, three customers each accounted for more than 10% of the Company’s revenues and collectively accounted for 76% of total revenues. For the year ended December 31, 2012, one customer accounted for 73% of the Company’s revenues.

Inventories, net

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and are comprised of the following as of December 31, 2013 and 2012: (in thousands)

	2013	2012
Raw materials	$192	$187
Work in process	46	—
	238	$187
Less: Reserve for excess and obsolete inventory	(134)	(134)
	$104	$53

The Company evaluates its inventory for excess quantities and obsolescence on a periodic basis.  In preparing its evaluation, the Company looks at the expected demand for its products for the next three to twelve months.  Based on this evaluation, the Company records provisions to ensure that inventory is appropriately stated at the lower of cost or net realizable value.

Property and equipment

Property and equipment are stated at cost and are depreciated over the estimated useful life of each asset. Depreciation is computed using the straight-line method.  Property and equipment are comprised of the following as of December 31, 2013 and 2012: (in thousands)

	Estimated Useful Lives	2013	2012
Computers and software	3-5 years	$254	$198
Furniture and fixtures	7 years	50	50
Demonstration equipment	7 years	464	604
Leasehold improvements	life of lease	168	110
Production and laboratory equipment	7 years	126	126
		1,062	$1,088
Less: Accumulated depreciation		(469)	(420)
		$593	$668

Depreciation expense was $189,000 and $119,000 for the years ended December 31, 2013 and 2012, respectively.

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

Taxes to governmental authorities

The Company collects sales taxes but excludes such amounts from revenues.

Shipping and handling costs

Shipping and handling costs that are billed to customers are included in cost of goods sold in the accompanying statements of operations.

Advertising costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2013 and 2012, the Company incurred advertising expense in the amounts of $27,000 and $37,000, respectively.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Stock options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation.” This topic requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values on the measurement date, which is generally the date of grant.  Such cost is recognized over the vesting period of the awards.  The Company uses the Black-Scholes option pricing model to estimate the fair value of “plain vanilla” stock option awards.

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

The Company estimates contingent income tax liabilities based on the guidance for accounting for uncertain tax positions as prescribed in ASC Topic 740, “Income Taxes.” The Company uses a two-step process to assess each income tax position.  It first determines whether it is more likely than not that the income tax position will be sustained, based on technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, the Company then records the benefit in the financial statements that equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2013 and 2012, there are no uncertain tax positions that require accrual.

The Company is subject to taxation in the U.S. and various states. As of December 31, 2013 the Company’s tax years for 2010, 2011, 2012 and 2013 are subject to examination by the tax authorities. As of December 31, 2013, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2010. Tax year 2009 was open as of December 31, 2012.

Fair value of financial instruments and fair value measurements

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, short term borrowings and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of those instruments. The carrying amount of the Company’s convertible debt and short term borrowings was $6,083,000 and $7,279,000 at December 31, 2013 and 2012, respectively, and approximates its fair value, as the interest rate on this debt approximates the interest rate of the Company’s recent borrowings. The Company’s derivative liabilities are recorded at fair value. See Note 8 for further information on derivative liabilities.

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

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Fully diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless the effect on net income per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The computations of diluted net loss per share do not include 0 and 392,326 options and warrants which were outstanding as of the years ended December 31, 2013 and 2012, respectively, as the inclusion of these securities would have been anti-dilutive.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include cash equivalents, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash equivalents to money market accounts with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk.

Recent accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on the Company’s consolidated financial statements and associated disclosures.

Note 2: Management's consideration of going concern matters

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended December 31, 2013.

At December 31, 2013, the Company had cash of approximately $2.5 million. The Company has incurred net losses since inception, including a net loss of approximately $1.6 million during the year ended December 31, 2013 and had an accumulated deficit of approximately $122.5 million at December 31, 2013.

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

Management is actively building and developing its sales pipeline to generate future revenues. Management and an independent committee of the Company’s Board of Directors are also evaluating alternatives for funding to continue operations under the Company’s existing structure.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

As more fully described in Notes 6, 7 and 8, on April 5, 2013, the Company issued shares of Series C Convertible Redeemable Preferred Stock in exchange for the entire principal and accrued interest amounts of the Company’s December 2011 Bridge Notes and the Company’s November 2012 Bridge Notes. Additionally, as more fully described in Note 5, on August 22, 2013, the Company received proceeds totaling $4,000,000 from the issuance of 12% Promissory Notes.

Note 3: NYCDEP Contract

On August 22, 2012, the City of New York Department of Environmental Protection (the “NYCDEP”) issued a stop work order to the Company relative to its contract to install an Ammonia Removal Process (“ARP”) system at the NYCDEP’s wastewater treatment facility in the 26th Ward. On November 13, 2012, the NYCDEP notified the Company that it is terminating the contract, effective November 29, 2012.

The Company suspended all work on this contract as of August 22, 2012 and suspended all work with its major vendors. Upon notification of the contract termination, the Company cancelled all orders from its major vendors. The Company ceased recognition of revenues as of November 29, 2012 with the exception of processing one change order in the first quarter of 2013, and the Company recorded all incremental costs as period costs on its Consolidated Statement of Operations.

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

The Company accounted for the Joint Venture using the equity method of accounting. Accordingly, the Company reduced the value of its investment in the Joint Venture by $2,000 in 2013 and $26,000 in 2012 to account for its share of net losses incurred by the Joint Venture. The carrying value of the Company’s investment in the Joint Venture is $10,000 as of December 31, 2012, and is classified as Other Assets on the Company’s Consolidated Balance Sheets.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

UPA is governed by a Board of Directors, with half of the directors nominated by each of the Company and Itea. Administrative expenses of UPA are borne jointly by the Company and Itea, and financing for development expenses will be obtained from third parties and the members of the joint venture.

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

In September 2012, UPA was awarded a $1 million Phase 1 grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, the Company received a $900,000 subcontract order from UPA to build a bench-scale “flameless” combustion reactor under the grant using Itea’s design. As a subcontractor for this project, the Company was required by the DOE to provide a guarantee that the project would be completed in its entirety. UPA and its subcontractors received contract definitization during the first quarter of 2013 and began to receive funding. As of December 31, 2013, UPA has received funding totaling $901,000 related to this grant from the DOE. The Company, as a subcontractor to UPA, has recorded revenues of $842,000, as well as related expenses totaling $896,000, associated with this contract during the year ended December 31, 2013, and the Company has accounts receivable related to this contract of approximately $293,000 as of December 31, 2013.

In October 2012, the Company and Itea entered into a Loan Agreement with UPA through which funds required to maintain the operations of the joint venture would be loaned in the form of notes receivable. The notes bear interest at the three-month LIBOR rate plus 2% per year, with interest calculated monthly and added to the balance of the notes. The Company loaned $100,000 and converted accounts receivable of $200,000 into a loan under this Loan Agreement; Itea loaned $300,000 to UPA in 2013. Each party loaned $100,000 in 2012 in conjunction with this Loan Agreement. Investments and loans made by the Company to UPA are being utilized to fund UPA’s share of the costs to complete the project and operating expenses of UPA.

In accordance with ASC 810, Consolidation, the Company determined that it held a variable interest in UPA and that UPA was a variable-interest entity. However, the Company has concluded that it is not required to consolidate the financial statements of UPA for the years ended December 31, 2013 and 2012. The Company reviewed the most significant activities of UPA and determined that because the Company shares the power to direct the activities of UPA with Itea, it is not the primary beneficiary of UPA. Accordingly, the financial results of UPA are accounted for under the equity method of accounting for investments.

Financial results for UPA have been consolidated for the period from inception until July 16, 2012, when Itea acquired its 50% ownership interest in UPA. Accordingly, the Company included $129,000 of sales and marketing expense related to UPA on its Consolidated Statement of Operations for the year ended December 31, 2012. The Company accounted for UPA using the equity method of accounting after Itea acquired its ownership interest. The Company decreased the value of its investment in the Joint Venture by $296,000 in 2013 and increased the value of its investment by $18,000 in 2012 to account for its share of net income and losses. The carrying value of the Company’s investment in the Joint Venture is $0 as of December 31, 2013 and 2012, as the Company’s share of losses incurred by UPA exceeds the Company’s investments.

The following is a summary of the assets, liabilities and results of operations for UPA for the year ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Current assets	$87	$77
Non-current assets	4	7
Current liabilities	1,111	305
Non-current liabilities	0	0
Revenue	901	0
Operating expenses	1,687	222
Net loss	799	223

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 5: Short term borrowings

Short term borrowings consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Project Financing Line of Credit	$—	$491
November 2012 Bridge Notes, 8%, due April 15, 2013	—	3,700
August 2013 Bridge Notes, 12%, due February 1, 2014	4,000	—
	$4,000	$4,191

Project Financing Line of Credit

On October 4, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with C13 Thermo LLC (the “Lender”), a related party whose owners are related to an officer of the Company. Under this Loan Agreement, the Lender established a credit facility allowing the Company to borrow up to $700,000 (the “Credit Facility”) to finance the fabrication and testing of an Ammonia Reduction Process system utilizing the Company’s proprietary technology (the “Project”). The Company issued to the Lender a promissory note in the principal amount of $700,000 (the “Note”). The Company borrowed approximately $680,000 against this Credit Facility, and the Company agreed to reimburse legal fees of $34,000 to the Lender in 2013. As of December 31, 2012 the Company borrowed approximately $491,000 against this Credit Facility.

Amounts borrowed under the Credit Facility did not bear interest (except in the case of an event of default, in which case all amounts borrowed, together with all fees, expenses and other amounts due, would bear interest at the default rate of 8% per annum). Upon maturity of the Note, the Company was charged a commitment fee equal to 10% of the aggregate principal amount borrowed under the Credit Facility. The Credit Facility expired, and all amounts due under the Note, together with all commitment fees incurred under the Loan Agreement, became due and payable, on the earlier of (i) March 4, 2013 or (ii) the date on which the Company first drew against an irrevocable documentary letter of credit that was issued for the Company’s benefit in connection with the Project. The Credit Facility was amended in March 2013 to extend the expiration date to the earlier of (i) April 5, 2013 or (ii) one business day following the date the Company first drew against the irrevocable documentary letter of credit. The Company could repay the Note in whole or in part at any time without premium or penalty. The Credit Facility was secured by all of the Company’s assets.

On April 5, 2013 the Company repaid in full all outstanding principal, legal fees and accrued commitment fees totaling $785,000 related to this Credit Facility.

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

On April 5, 2013 the investors converted the outstanding principal of the November 2012 Bridge Notes, plus accrued interest, into 5,005,250 shares of the Company’s Series C Convertible Redeemable Preferred Stock and Warrants for the purchase of 50,052,500 shares of the Company’s Common Stock.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

The August 2013 Bridge Notes contain other conventional terms, including representations and warranties regarding the Company’s business and assets and its authority to enter into such agreements, and provisions for acceleration of the Company’s obligations upon the occurrence of certain specified events of default.

As further detailed in Note 14, on February 28, 2014 the Company entered into a Standstill Agreement with the holders of the August 2013 Bridge Notes and the Roenigk 2012 Convertible Promissory Note (see Note 6), where the holders of these notes agreed not to commence enforcement, collection or similar proceedings with respect to these notes until May 1, 2014.

Note 6: Convertible debt

Convertible debt consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
December 2011 Convertible Promissory Notes, 12.5%, due on demand on or after January 31, 2013	$—	$1,250
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $22 at December 31, 2013 and $106 at December 31, 2012	2,083	1,838
	2,083	3,088
Less: Current portion	(2,083)	(1,250)
	$—	$1,838

March 21, 2007 Financing

On March 21, 2007 the Company issued to Mr. Martin A. Roenigk, a member of the Company’s Board of Directors as of that date, a 5% Convertible Promissory Note due March 21, 2013 in the principal amount of $750,000. The principal amount and accrued interest on the Note was convertible into shares of common stock at a conversion price of $0.50 per share at any time at the election of the holder.  As further consideration, the Company issued a warrant to purchase 750,000 shares of common stock at an exercise price equal to the daily volume weighted average price per share of the common stock for the 365-day period immediately preceding the date on which the warrant is exercised, subject to a minimum exercise price of $0.50 per share and a maximum exercise price of $1.00 per share. The warrant expired on March 21, 2013.

Interest on the Note was payable semi-annually. The Company could, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $213,000 of accrued interest to the principal balance of the Note as of June 20, 2012.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Interest on the Note was payable semi-annually. The Company could, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $2,500 deferral fee.  The Company added $165,000 of accrued interest to the principal balance of the Note as of June 20, 2012.

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

On November 30, 2012, in conjunction with the issuance of the November 2012 Bridge Notes (see Note 5), the investors who participated in the December 2011 Bridge Note financing agreed to extend the maturity date such that the December 2011 Bridge Notes were due on demand on or after January 31, 2013. The Company accounted for this amendment as a debt modification; accordingly, no gain or loss was recorded related to this modification.

On April 5, 2013 the investors converted the outstanding principal of the December 2011 Bridge Notes, plus accrued interest, into 1,921,303 shares of the Company’s Series C Convertible Redeemable Preferred Stock and Warrants for the purchase of 19,213,030 shares of the Company’s Common Stock.

Roenigk 2012 Convertible Promissory Note

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 in the principal amount of $1,877,217 to the Roenigk Family Trust in exchange for the 2007 Convertible Promissory Note and the 2008 Convertible Promissory Note discussed above (the “Old Notes”). The Note bears interest at the rate of 5% per annum from April 1, 2012 through May 31, 2012, then bears interest at the rate of 8% per annum until the maturity date, March 31, 2014. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $5,000 deferral fee. The Company added $161,000 and $67,000 of accrued interest to the principal balance of the Note during the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the Company recognized $84,000 and $153,000 in non-cash interest expense related to the amortization of the debt discount. The debt discount is being amortized over the term of the related convertible debt using the effective interest rate method.

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

As further detailed in Note 14, on February 28, 2014 the Company entered into a Standstill Agreement with the Roenigk Family Trust and the holders of the August 2013 Bridge Notes (see Note 5), where the holders of these notes agreed not to commence enforcement, collection or similar proceedings with respect to these notes until May 1, 2014.

Note 7: Equity

On March 20, 2013, the Company’s shareholders approved an amendment to the Certificate of Incorporation for the following purposes:

•	To increase the number of authorized shares of Common Stock to 800,000,000 and to increase the number of authorized shares of Preferred Stock to 50,000,000;

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

•	To reduce the number of shares of Preferred Stock designated as “Series B Convertible Preferred Stock” from 12,000,000 to 1,000,000 and to re-designate the remaining 11,000,000 shares heretofore designated as “Series B Convertible Preferred Stock” as “Series B-1 Convertible Preferred Stock”, with the shares in each sub-series having identical voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations and restrictions except that the shares of Series B-1 Convertible Preferred Stock shall have priority in liquidation; and
•	To designate 15,000,000 shares of the previously authorized but undesignated shares of Preferred Stock as “Series C Convertible Redeemable Preferred Stock”.

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

Shares of Series C Convertible Redeemable Preferred Stock are convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock, subject to conventional weighted-average anti-dilution adjustment in the event the Company issues or is deemed to have issued shares of Common Stock at a price less than $0.076 per share.

The Company’s Board of Directors consists of seven members, four of whom are elected by holders of the Company’s Series B Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C Convertible Redeemable Preferred Stock, and three who are elected by the holders of the Company’s Common Stock.

The amendment to the Certificate of Incorporation became effective on April 5, 2013.

Common Stock

The Company issued 419,180 shares of Common Stock valued at $88,000 for services during 2012.

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

December 31, 2013 and 2012

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

Also, on April 5, 2013, the Company converted its December 2011 Bridge Notes and November 2012 Bridge Notes into shares of the Company’s Series C Convertible Redeemable Preferred Stock. Because the effective issuance price of the Series C Convertible Redeemable Preferred Stock was less than $0.10 per equivalent share of Common Stock, the Company issued to investors who purchased shares of the Company’s Common Stock and Warrants at closings on July 11, 2012, August 9, 2012 and October 9, 2012 (the “PIPE”), for no additional consideration, a sufficient number of additional shares of Common Stock so that the effective price per share of Common Stock paid by the PIPE Investors equals the effective issuance price of the shares of Series C Convertible Redeemable Preferred Stock on an as-converted basis ($0.076 per share). Accordingly, on April 5, 2013, the Company issued a total of 9,274,364 shares of Common Stock to the PIPE Investors.

At December 31, 2013, approximately 426 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Preferred Stock

As of December 31, 2013 and 2012, the Company has 208,334 shares of Series A Convertible Preferred Stock outstanding, which is held by a single investor. Each share of Series A Convertible Preferred Stock is convertible into one share of the Company’s Common Stock and has a liquidation value of $1.20 per share.

The Company designated and began issuing shares of its Series B Convertible Preferred Stock in 2009. Each share of the Company’s Series B Convertible Preferred Stock is convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

As an inducement to effect the transactions on April 5, 2013 as detailed below, the Company agreed to allow such holders to exchange shares of Series B Convertible Preferred Stock for an equal number of shares of Series B-1 Convertible Preferred Stock. Accordingly, on April 5, 2013 the Company issued an aggregate of 8,839,500 shares of Series B-1 Convertible Preferred Stock in exchange for an equal number of shares of Series B Convertible Preferred Stock. The surrendered shares of Series B Convertible Preferred Stock were cancelled and are no longer outstanding.

Redeemable Preferred Stock

As stated above, shares of Series C Convertible Redeemable Preferred Stock are convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock, subject to conventional weighted-average anti-dilution adjustment in the event the Company issues or is deemed to have issued shares of Common Stock at a price less than $0.076 per share.

As detailed in Notes 5 and 6, on April 5, 2013, holders of the Company’s December 2011 Bridge Notes and the Company’s November 2012 Bridge Notes exchanged such notes with an aggregate principal amount of $4,950,000 plus accrued interest totaling $314,177 for a total of 6,926,553 shares of the Company’s Series C Convertible Redeemable Preferred Stock and Warrants for the purchase of a total of 69,265,530 shares of Common Stock.

The effective price of the Series C Convertible Redeemable Preferred Stock was $0.76 per share (or $0.076 per equivalent share of Common Stock). The Warrants entitle the holders to purchase, at any time on or before April 5, 2018, shares of Common Stock at an exercise price of $0.114 per share. The Warrants contain other conventional terms, including provisions for adjustment in the exercise price and/or the securities issuable upon exercise in the event of certain specified extraordinary corporate events, such as stock splits, combinations, and stock dividends.

As additional consideration to the investors for their participation in the Bridge Note issuances mentioned above, for each $100 of principal and interest converted into Series C Convertible Redeemable Preferred Stock and Warrants, each Investor exchanged 41.67 shares of Series B Convertible Preferred Stock held for 131.58 additional shares of Series C Convertible Redeemable Preferred Stock (the number of shares of Series C Convertible Redeemable Preferred Stock that would be purchased for $100 at a purchase price of $0.76 per share). Accordingly, the Company issued an aggregate of 6,926,553 additional shares of Series C Convertible Redeemable Preferred Stock in exchange for an aggregate of 2,193,414 previously-outstanding shares of Series B Convertible Preferred Stock. The additional shares of Series C Convertible Redeemable Preferred Stock were issued without warrant coverage. The shares of Series B Convertible Preferred Stock surrendered were cancelled and are no longer outstanding.

The Series C Convertible Redeemable Preferred Stock will be redeemable, at a price equal to $0.76 per share, plus all accrued and unpaid dividends thereon, at the election of the holders of 66-⅔% of the then-outstanding shares, in three equal annual installments on or after December 31, 2017. As of December 31, 2013, redemption requirements of the Series C Convertible Redeemable Preferred Stock would be approximately $3,509,500 in each of the years 2017, 2018 and 2019. The Company has elected not to accrete the Series C Redeemable Convertible Preferred Stock to its redemption value over the redemption period due to the low likelihood of redemption by the holders of this series of stock.

Because of this redemption feature, this class of preferred stock is recorded at its issuance date fair value and is classified as mezzanine equity on the Company’s Consolidated Balance Sheet at December 31, 2013.

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

The ThermoEnergy Corporation 2008 Incentive Stock Plan (the “2008 Plan”) provides for the granting of non-qualified stock options, restricted stock, stock appreciation rights (“SAR”) and incentive stock options for officers, employees, non-employee members of the Board of Directors, consultants and other service providers.  Options may not be granted at an exercise price less than the fair market value of the Company’s Common Stock on the date of grant and the term of the options may not be in excess of ten years.  On March 20, 2013 the Company’s shareholders approved an amendment to the 2008 Plan to increase the number of shares reserved from 20,000,000 shares to 40,000,000.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

The following table presents non-cash stock option expense included in expenses in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Cost of revenue	$—	$4
General and administrative	223	548
Engineering, research and development	26	77
Sales and marketing	6	126
Option expense before tax	255	755
Income tax benefit	—	—
Net option expense	$255	$755

During 2013, the Board of Directors awarded officers and various members of the Board of Directors a total of 14,450,000 stock options.  The options are exercisable at exercise prices ranging from $0.0468 to $0.089 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

During 2012, the Board of Directors awarded officers, employees, and various members of the Board of Directors a total of 7,560,000 stock options.  The options are exercisable at exercise prices ranging from $0.085 to $0.268 per share for a ten year period. The exercise price was equal to or greater than the market price on the respective grant dates during the year.

The fair value of options granted during 2013 and 2012 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2013	2012

Risk-free interest rate	0.92% - 1.07%	0.83% - 2.23%
Expected option life (years)	6.25	6.25 – 10.0
Expected volatility	90% - 91%	90% - 92%
Expected dividend rate	0%	0%

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

Option expense for the years ended December 31, 2013 and 2012 was calculated using an expected forfeiture rate of 5%.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2013 and 2012 follows:

	2013		2012
	Number of Shares	Wtd. Avg. Price per Share	Number of Shares	Wtd. Avg. Price per Share
Outstanding, beginning of year	24,896,678	$0.32	19,674,102	$0.38
Granted	14,450,000	$0.09	7,560,000	$0.16
Canceled and expired	(7,838,601)	$0.28	(2,337,424)	$0.29
Outstanding, end of year	31,508,077	$0.22	24,896,678	$0.32
Vested and exercisable, end of year	17,254,952	$0.33	14,700,574	$0.40

The weighted average grant date fair value of options granted were $0.065 per share and $0.11 per share for the years ended December 31, 2013 and 2012, respectively. The total fair value of options vested were approximately $499,000 and $1,137,000 as of December 31, 2013 and 2012, respectively. Options vested and expected to vest are not meaningful as of December 31, 2013 and 2012, as the price of the Company’s stock would not allow the holders to reasonably exercise these options.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Exercise prices for options outstanding as of December 31, 2013 ranged from $0.0468 to $1.50. The weighted average remaining contractual life of those options was approximately 7.7 years at December 31, 2013. The weighted average remaining contractual life of options vested and exercisable was approximately 6.7 years at December 31, 2013.

As of December 31, 2013, there was $568,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The Company recognizes stock-based compensation on the graded-vesting method.

Warrants

At December 31, 2013, there were outstanding warrants for the purchase of 137,631,302 shares of the Company’s Common Stock at prices ranging from $0.10 per share to $0.55 per share (weighted average exercise price was $0.15 per share). The expiration dates of outstanding warrants as of December 31, 2013 are as follows:

Expiration	Warrants Outstanding
2014	1,531,103
2015	296,293
2016	20,625,815
2017	44,570,061
2018	69,265,530
2019 and later	1,342,500
137,631,302

Note 8: Derivative Liabilities

The Company has periodically issued Common Stock and Common Stock purchase warrants with anti-dilution provisions as additional consideration with certain debt instruments. Additionally, certain debt instruments have been convertible into shares of the Company’s Series C Convertible Redeemable Preferred Stock, which are convertible into shares of the Company’s Common Stock and have anti-dilution provisions and liquidation preferences. Because these instruments contain provisions that are not indexed to the Company’s stock, the Company is required to record these as derivative instruments.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Derivative liability – long-term portion	$186	$-	$-	$186

Total	$186	$-	$-	$186

During 2013, as discussed in Note 6, the Company’s December 2011 Bridge Notes and November 2012 Bridge Notes were converted into shares of the Company’s Series C Convertible Redeemable Preferred Stock at a rate of $0.76 per share. Additionally, as discussed in Note 7, the investors in these notes were allowed to exchange an equal value of Series B Convertible Preferred Stock into shares of Series C Convertible Redeemable Preferred Stock. The Series C Convertible Redeemable Preferred Stock is convertible into 10 shares of the Company’s Common Stock at any time. The Series C Convertible Redeemable Preferred Stock also contains anti-dilution provisions that allow for a reduction on the conversion price in the event of a future financing at an exercise price lower than the conversion price of the Preferred Stock and contains liquidation preferences to the holder. Because these provisions in the Series C Convertible Redeemable Preferred Stock are not indexed to the Company’s Common Stock, the value of these conversion features must be bifurcated and treated as derivative liabilities. As a result, the Company recorded derivative liabilities totaling $607,000 in the second quarter of 2013.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

The fair value of these derivative liabilities as of December 31, 2013 was $186,000, which are classified as long-term liabilities on the Company’s Consolidated Balance Sheets. The Monte Carlo Simulation lattice model was used to determine the fair values at December 31, 2013. The significant assumptions used were: exercise price of $0.076; the Company’s stock price on December 31, 2013, $0.029; expected volatility of 70%; risk free interest rate between 0.04% and 1.39%; a remaining contract term between 2 and 51 months; and probability of financing options and effects on the Company’s capitalization.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for periods over the expected life of the derivative. Expected volatility is based on the historical volatility of the Company’s common stock over the expected term of the derivative.

The decrease in fair value of the Company’s derivative liabilities resulted in income of $2,357,000 for the year ended December 31, 2013. The income results primarily from the passage of time, decreases in the Company’s stock price and the probability of financing options and effects on the Company’s capitalization.

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

Because these provisions as described above are not indexed to the Company’s Common Stock, the value of the anti-dilution features of the Common Stock and the value of the Warrants must be bifurcated and treated as derivative liabilities. As a result, the Company initially recorded derivative liabilities totaling $3,064,000 in the third and fourth quarters of 2012. Because the Company recorded derivative liabilities that exceeded the proceeds received, the Company recorded a charge of approximately $567,000. This amount is recorded as other derivative expense on the Company’s Consolidated Statement of Operations for the year ended December 31, 2012.

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

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

The decrease in fair value of the Company’s derivative liabilities resulted in income of $1,637,000 for the year ended December 31, 2012. The income results primarily from the passage of time and decreases in the Company’s stock price.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance at beginning of year	$2,234	$807
Recognition of derivative liabilities	607	3,064
Exercise of derivative instruments	(298)	—
Change in fair value	(2,357)	(1,637)
	$186	$2,234

Note 9: Related party transactions

The Company has an 85% ownership interest in ThermoEnergy Power Systems, LLC, a Delaware limited liability company (“TEPS”) for the purpose of transferring the Company’s rights and interests in its pressurized oxycombustion technology. Alexander Fassbender, the Company’s former Executive Vice President and Chief Technology Officer, as the inventor of the technology, has a 7.5% ownership interest, and the remaining 7.5% is owned by an unrelated third party. Accordingly, the Company records the value of the noncontrolling interest on the Company’s Consolidated Balance Sheets, which totaled $0 and $2,000 as of December 31, 2013 and 2012, respectively.

See Note 4 for detailed information on UPA, a joint venture in which the Company has a 50% ownership stake.

The Company has employment agreements with certain of its officers that specify base compensation, stock options and lump sum payment amounts in the event of a change in control of the Company.

See Notes 5 and 6 for additional related party transactions.

Note 10: Income taxes

The Company has not recorded a provision for income taxes, as the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

Management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of approximately $24.5 million and $25.4 million has been established as of December 31, 2013 and 2012, respectively.

Significant components of the Company's deferred tax assets are as follows as of December 31, 2013 and 2012 (in thousands):

	2013	2012

Net operating loss carryforwards	$22,071	$22,114
Derivative liabilities	(48)	849
Stock options and warrants	2,227	2,140
Valuation discount	(9)	(40)
Other	251	352
	24,492	25,415
Valuation allowance – deferred tax assets	(24,492)	(25,415)
	$-	$-

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense at the Company's effective rate is shown below for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Computed at statutory rate (34%)	$(549)	$(2,510)
(Decrease) increase in valuation allowance for deferred tax assets	495	3,130
Stock and stock options	81	130
Derivative liabilities	—	(849)
Non-deductible items and other	(27)	99
Benefit for income taxes	$-	$-

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

At December 31, 2013, the Company has net operating loss carryforwards, which expire in various amounts during 2014 through 2033, of approximately $62.2 million.  Utilization of net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Additionally, the Internal Revenue Code provides for limitations on the use of net operating loss carryforwards for acquired entities. The Company’s annual limitation for the use of CASTion’s net operating loss carryforwards for periods prior to the date of acquisition for income tax reporting purposes is approximately $300,000.

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

Note 11: Employee benefit plans

The Company has adopted an Employee Stock Ownership Plan. However, as of December 31, 2013, the Plan had not been funded nor submitted to the Internal Revenue Service for approval. The Company has a 401(k) Plan, but no employer contributions have been made to date.

Note 12: Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. As stated in Note 1, the Company markets and develops advanced municipal and industrial wastewater treatment and carbon reducing clean energy technologies. The Company currently generates its revenues from the sale and service of its wastewater treatment systems and from its contract with UPA. The Company’s efforts to develop and commercialize its clean energy technologies are discussed in Note 4. Separate disclosure of financial information related to the Company’s clean energy technologies is not required, as all operating activity is captured in the Company’s joint venture. The financial information presented in these financial statements represents all the material financial information related to the Company’s water treatment technologies as the sole reportable segment.

The Company’s operations are currently conducted solely in the United States. Approximately 74% and 91% of the Company’s revenues came from customers in the United States in 2013 and 2012, respectively; the remainder of its revenues in 2013 and 2012 came from customers in Asia. The Company will continue to evaluate how its business is managed and, as necessary, adjust the segment reporting accordingly.

Note 13: Commitments and contingencies

The Company leases its primary facility in Worcester, MA under an operating lease with an unaffiliated third party which expires in January 2017. The following table summarizes the Company’s operating lease commitments on its primary facility at December 31, 2013: (in thousands)

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Payments due in:	Amount
2014	$178
2015	183
2016	188
2017	16
$565

The Company recognized rent expense of $173,000 and $168,000 related to this lease agreement for the years ended December 31, 2013 and 2012, respectively.

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

Accrued payroll taxes, which includes penalties and interest related to state taxing authorities, totaled $399,000 as of December 31, 2013 and 2012.

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

Note 14: Subsequent Event

On February 28, 2014, the Company entered into a Standstill Agreement (the “Standstill Agreement”) with The Roenigk Family Trust dated November 10, 2004 (“Roenigk”), Robert S. Trump (“Trump”) and Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Empire Capital Partners Enhanced Master Fund, Ltd. (collectively, “Empire” and, together with Roenigk and Trump, the “Creditors”) who hold promissory notes issued in the aggregate principal amount of $5,877,217.12 (the “Notes”). The Company’s obligations under the Notes held by Trump and Empire are secured by a first priority security interest in substantially all of the Company’s assets (the “Collateral”) pursuant to a Security Agreement dated as of August 22, 2013 (the “Security Agreement”).

Pursuant to the Standstill Agreement, the Creditors agreed that, subject to certain exceptions, from the date of the Standstill Agreement until May 1, 2014 (the “Forbearance Period”), notwithstanding the maturity of any of the Notes nor the occurrence or continuance of any Event of Default under any of the Notes or under the Security Agreement, none of the Creditors shall commence enforcement, collection or similar proceedings with respect to any of the Notes or the Collateral or exercise any other rights or remedies any of the Creditors may have under the Notes or the Security Agreement or otherwise, at law or in equity, with respect to the Company’s obligations under the Notes or the Security Agreement. The Creditors have not waived any of their rights under the Notes or the Security Agreement and, during the Forbearance Period, interest will continue to accrue on the Notes in accordance with their terms.

Index of Exhibits

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation and all Amendments thereto – Incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q filed August 14, 2013
3(ii)	Amended and Restated By-Laws of ThermoEnergy Corporation – Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 17, 2013
4.1*	ThermoEnergy Corporation 2008 Incentive Stock Plan, as amended — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 23, 2010
4.2	Amended and Restated Convertible Promissory Note due March 31, 2014 in the principal amount of $1,877,217.12, payable to the order of The Roenigk Family Trust dated November 10, 2004 — Filed herewith
4.3	Form of Common Stock Purchase Warrant issued to Martin A. Roenigk — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 22, 2007
4.4	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreements dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Filed by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2012
4.5	Form of Common Stock Purchase Warrant issued to Investors purchasing shares of Series C Convertible Redeemable Preferred Stock – Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 5, 2013
4.6 *	Form of Common Stock Purchase Warrant issued to Rexon Limited pursuant to Consulting Services Agreement between Rexon Limited and ThermoEnergy Corporation dated as of August 3, 2009 - Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2009
4.7	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreements dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2012
10.1	License Agreement, effective October 1, 2003, by and between ThermoEnergy Corporation and Alexander G. Fassbender — Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2003
10.2	Letter Agreement from Alexander G. Fassbender dated December 17, 2007 and addressed to The Quercus Trust and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2007
10.3 *	Executive Employment Agreement dated December 10, 2012 by and between ThermoEnergy Corporation and James F. Wood — Filed by reference to Current Report on Form 8-K filed December 20, 2012.
10.4 *	Retirement Plan of P.L. Montesi — Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-QSB for the year ended December 31, 2003
10.5 *	Agreement, dated May 27, 2005, among ThermoEnergy Corporation, the Estate of P.L. Montesi and Betty Johnson Montesi — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 3, 2005

B-1

10.6	Indenture of Lease, dated January 2008, by and between Liberty MA Portfolio Fee LLC and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current report on Form 8-K filed October 28, 2011
10.7	First Amendment to Lease, dated October 25, 2011, by and between Liberty MA Portfolio Fee LLC and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 28, 2011
10.8	Agreement, dated June 20, 2012, by and between ThermoEnergy Corporation and Itea S.p.A. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2012
10.9	Detailed License Agreement, dated June 20, 2012, by and between ThermoEnergy Corporation, ThermoEnergy Power Systems LLC, Itea S.p.A. and Unity Power Alliance LLC — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 26, 2012
10.10	Form of Securities Purchase Agreement dated as of July 11, 2012 by and between ThermoEnergy Corporation and each of the individuals and entities identified therein as “Investors” — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2012
10.11	Loan Agreement dated as of October 4, 2012 by and among ThermoEnergy Corporation, ThermoEnergy Power Systems, LLC, CASTion Corporation and C13 Thermo LLC – Filed by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2012
10.12	Promissory Note dated October 4, 2012 in the principal amount of $700,000 issued by ThermoEnergy Corporation, ThermoEnergy Power Systems, LLC, and CASTion Corporation to C13 Thermo LLC – Filed by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 11, 2012
10.13	Pledge and Security Agreement dated as of October 4, 2012 by and among ThermoEnergy Corporation, ThermoEnergy Power Systems, LLC, CASTion Corporation and C13 Thermo LLC – Filed by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 11, 2012
10.14	Bridge Loan Agreement dated November 30, 2012 by and among ThermoEnergy Corporation and the Investors party thereto — Filed by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 6, 2012

B-2

10.15	Form of Promissory Note issued pursuant to the Bridge Loan Agreement dated November 30, 2012 by and among ThermoEnergy Corporation and the Investors party thereto — Filed by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 6, 2012
10.16	Letter Agreement dated as of August 20, 2013 between Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Empire Capital Partners Enhanced Master Fund, Ltd., Scott A. Fine and Peter J. Richards and certain of their affiliates and ThermoEnergy Corporation — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2013.
10.17	Loan Agreement dated as of August 22, 2013 by and among ThermoEnergy Corporation and the Lenders party thereto — Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 27, 2013.
10.18	Form of Promissory Note issued pursuant to the Loan Agreement dated as of August 22, 2013 by and among ThermoEnergy Corporation and the Lenders party thereto — Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 27, 2013.
10.19	Security Agreement dated as of August 22, 2013 by and among ThermoEnergy Corporation, the Secured Parties party thereto and Empire Capital Partners, LP, one of the Secured Parties, as agent for itself and the other Secured Parties — Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 27, 2013.
10.20	Standstill Agreement dated as of February 28, 2014 among ThermoEnergy Corporation, The Roenigk Family Trust dated November 10, 2004, Robert S. Trump, Empire Capital Partners, L.P., Empire Capital Partners, Ltd., and Empire Capital Partners Enhanced Master Fund, Ltd.— Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2014.
21.1	Subsidiaries of the Issuer — Filed herewith
31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer — Filed herewith
31.2	Sarbanes Oxley Act Section 302 Certificate of Principal Financial Officer — Filed herewith
32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer — Furnished herewith
32.2	Sarbanes Oxley Act Section 906 Certificate of Principal Financial Officer — Furnished herewith
101.INS	XBRL Instance Document — Submitted electronically herewith pursuant to Regulation S-T
101.SCH	XBRL Taxonomy Schema — Submitted electronically herewith pursuant to Regulation S-T
101.CAL	XBRL Taxonomy Calculation Linkbase — Submitted electronically herewith pursuant to Regulation S-T
101.DEF	XBRL Taxonomy Definition Linkbase — Submitted electronically herewith pursuant to Regulation S-T
101.LAB	XBRL Taxonomy Label Linkbase — Submitted electronically herewith pursuant to Regulation S-T
101.PRE	XBRL Presentation Linkbase — Submitted electronically herewith pursuant to Regulation S-T

*  May be deemed a compensatory plan or arrangement

B-3