Form 10-K/A
period 2013-12-31
THERMOENERGY CORP
filed 2014-04-30
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”), to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders. This Amendment No. 1 also corrects a scrivener’s error on the cover page of the Original Filing, by removing the check mark that had indicated that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K would not be contained in such Proxy Statement or in any amendment to the Original Filing. In addition, with this Amendment No. 1, we are filing currently-dated certifications by our chief executive officer and chief financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. We are not furnishing updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in this Amendment No. 1.

Except as described above, no other sections of the Original Filing are being amended. Except as otherwise indicated herein, the statements in this Amendment No. 1 are made as of March 31, 2014, the filing date of the Original Filing, and this Amendment No. 1 does not amend Parts I and II of the Original Filing to reflect events occurring after the date of the Original Filing or to modify or update disclosures made therein affected by subsequent events. More current information is contained in our Current Reports on Form 8-K filed with the Securities and Exchange Commission.

THERMOENERGY CORPORATION

ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 1)

FOR THE YEAR ENDED DECEMBER 31, 2013

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors:

Name	Position
James F. Wood	Director, Chairman of the Board, President and Chief Executive Officer
Joseph P. Bartlett	Director
J. Winder Hughes III	Director
Shawn R. Hughes	Director
David L. Keller	Director
Arthur S. Reynolds	Director
Gregory M. Landegger	Vice President, Chief Operating Officer and Interim Chief Financial Officer

James F. Wood, age 72, has served since January 2013 as our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Wood is also a member of the Board of Directors and Chief Executive Officer of our subsidiary, ThermoEnergy Power Systems LLC, and a member of the Board of Directors and President of our subsidiary, CASTion Corporation. On April 11, 2014, Mr. Wood submitted to our Board of Directors a letter providing 30 days’ notice, in accordance with the terms of his Executive Employment Agreement dated December 10, 2012, of his resignation as our President and Chief Executive Officer, effective May 11, 2014. Effective as of May 11, 2014, Mr. Wood will also resign as a member of our Board of Directors and as a director, officer or manager of each of our subsidiaries or affiliates in which he has held office. From October 2009 to December 2012, Mr. Wood served as Deputy Assistant Secretary for Clean Coal in the United States Department of Energy. In that position, he was responsible for the management and direction of the Department of Energy’s Office of Fossil Energy's clean coal research and development programs. Chief among these was the Carbon Capture, Utilization and Storage program, the Clean Coal Power Initiative, and the Office of Fossil Energy’s $3.4 billion portfolio of Recovery Act projects. Prior to joining the government, he was, from November 2001 to September 2009, President and CEO of Babcock Power Inc., a designer and manufacturer of environmental, pressure part, heat exchanger, combustion equipment and after-market services for the power generation industry with whom we were engaged in a joint venture known as Babcock-Thermo Clean Carbon LLC. From 1996 to 2001, Mr. Wood was President of Babcock & Wilcox Co., an integrated world-wide provider of boiler systems and after-market services to the power industry. Earlier in his career, Mr. Wood worked in various positions for Babcock & Wilcox and for Wheelabrator Environmental Systems Inc. He has resided abroad for significant periods of time, including in Italy, India, Belgium, Colombia, and Ecuador, and was responsible for Babcock & Wilcox’s foreign subsidiaries and ventures in India, China, Turkey, Egypt and Indonesia. While in the private sector, Mr. Wood served on two federal advisory councils: the National Coal Council and the US-Egypt President's Council. Mr. Wood is Fellow of the American Society of Mechanical Engineers and a Trustee of Clarkson University. He holds a B.S. in Chemical Engineering from Clarkson and an MBA with a focus on international economics from Kent State University. Mr. Wood brings to the Board over 30 years of leadership experience in the power industry and an in-depth understanding of federal, state and international initiatives in clean coal research and development.

Joseph P. Bartlett, age 55, has been a director of the Company since May 2012. He previously served as a member of our Board of Directors from October 2009 until December 2009. Mr. Bartlett is an attorney in private practice in Los Angeles, California and is counsel to The Quercus Trust. He has practiced corporate and securities law since 1985. From September 2004 until August 2008 he was a partner at Greenberg Glusker LLP and from September 2000 until September 2004 he was a partner at Spolin Silverman Cohen and Bartlett LLP. Mr. Bartlett graduated, magna cum laude, from the University of California, Hastings College of Law in 1985, and received an AB in English literature from the University of California at Berkeley in 1980. He brings to our Board of Directors expertise in corporate finance, corporate governance and the oversight of smaller reporting companies.

J. Winder Hughes III, age 55, has been a director of the Company since July 2009 (except for the period from January 27, 2010 to February 5, 2010). Since 1995, Mr. Hughes has served as the managing partner of Hughes Capital Investors, LLC, which manages private assets and raises money for small public companies. He formed the Focus Fund, LP in 2000 (with Hughes Capital as the fund manager), which is a highly-concentrated equity partnership that focuses on publicly-traded emerging growth companies. From November 2007 to November 2009, Mr. Hughes was a director of Viking Systems, Inc., a manufacturer of surgical tools. From 1983 to 1995, Mr. Hughes was an investment executive, first with Kidder Peabody & Co. and subsequently with Prudential Securities. Mr. Hughes holds a B.A. in Economics from the University of North Carolina at Chapel Hill. Mr. Hughes brings to the Board significant experience with capital raising, corporate restructuring, and managing strategic business relationships.

Shawn R. Hughes, age 53, has been a director of the Company since October 2009. He previously served as a member of our Board of Directors from September 2008 until January 2009. He served as President and Chief Operating Officer of the Company from January 1, 2008 to January 27, 2010. From June 15, 2007 through December 31, 2007, he was employed by us to assist the Chief Executive Officer in administering corporate affairs and overseeing all of our business operating functions. From November 2006 to May 2007, Mr. Hughes served as President and Chief Operating Officer of Mortgage Contract Services. From 2001 to 2006, Mr. Hughes served as Chief Executive Officer of Fortress Technologies. Mr. Hughes holds a B.S.B.A. from Slippery Rock University and an M.B.A. from Florida State University. Mr. Hughes brings to the Board extensive experience in executive management and strategic planning.

David L. Keller, age 60, has served as a director of the Company since April 15, 2013. Mr. Keller served as President, Chief Executive Officer and Director of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and modification and maintenance services for customers in the domestic and international energy, power infrastructure and service industries, from September 2009 until his retirement in June 2012 and, following his retirement, continued to serve Global Power Equipment Group Inc. as a consultant until March 2013.  Mr. Keller served as the President and Chief Operating Officer of The Babcock & Wilcox Company (“B&W”), a wholly owned subsidiary of McDermott International, Inc., from March 2001 until his retirement in June 2007. Mr. Keller’s prior position was President of Diamond Power International, Inc., a wholly owned subsidiary of B&W, from March 1998 to February 2001. During his tenure with B&W, Mr. Keller served as a Board Chairman or Director of subsidiaries and joint ventures in the People’s Republic of China, Denmark, the United Kingdom, Australia and South Africa. Mr. Keller holds a Bachelor of Science degree in Mathematics from the University of Akron. He brings to the Board of Directors a comprehensive knowledge of the power generation industry. In addition to his experience and understanding in the industry, Mr. Keller also has significant executive management experience, having directly overseen sales, manufacturing, accounting, legal, supply chain and personnel functions of a business whose revenues reached approximately $2 billion under his management.

Arthur S. Reynolds, age 70, has been a director of the Company since October 2008. From August 3, 2009 through November 16, 2009, Mr. Reynolds served as our interim Chief Financial Officer, and except during that period, has been Chairman of the Audit Committee of the Board of Directors. He is the founder of Rexon Limited of London and New York where, since 1999, he has served as managing director. Mr. Reynolds was founder and, from 1997 to 1999, managing partner of London-based Value Management & Research (UK) Limited. Mr. Reynolds was the founder and, from 1982 to 1997, served as managing director of Ferghana Financial Services Limited. Prior thereto, Mr. Reynolds held executive positions at Merrill Lynch International Bank Limited, Banque de la Société Financière Européene, J.P. Morgan & Company and Mobil Corporation. From July 30 to November 30, 2011, Mr. Reynolds was the Chief Executive Officer of Clean Power Technologies. Mr. Reynolds is a director of Apogee Technology, Inc. Mr. Reynolds holds an A.B. from Columbia University, a M.A. from Cambridge University, and an M.B.A. in Finance from New York University. Mr. Reynolds brings to the Board extensive financial and executive experience across multiple sectors, with special strength in the international arena.

Gregory M. Landegger, age 42, was appointed as our Vice President and Chief Operating Officer on September 4, 2012 and as our Interim Chief Financial Officer on December 17, 2012. From May to September 2012, Mr. Landegger served us as a management consultant on a variety of initiatives, including our efforts to introduce our proprietary water recovery technology for application in the oil, gas and power industries. Prior to joining us, Mr. Landegger led, from May 2007 to January 2011, operational turnarounds in the private equity portfolio of W.R. Huff Asset Management Co., LLC and, from January 2011 to May 2012, was actively involved in identifying investment opportunities in the small cap market, with a focus on the packaging, industrial and water technology sectors. He received a BSFS degree from Georgetown University.

Pursuant to our Certificate of Incorporation, as amended, the holders of our Series B Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C Convertible Preferred Stock (voting together as a single class) are entitled to elect four members of our Board of Directors (the “Series B/C Directors”), which Series B/C Directors are subject to removal only by a vote of the holders of not less than 66⅔% of the then-outstanding shares of Series B Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C Convertible Preferred Stock (voting together as a single class); any vacancy created by the resignation or removal of a Series B/C Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Series B Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C Convertible Preferred Stock (voting together as a single class) or (ii) the unanimous vote or consent of the remaining Series B/C Directors.  The holders of our Common Stock, voting together with the holders of our Series A Preferred Stock, are entitled to elect three members of our Board of Directors (the “Common Stock Directors”), which Common Stock Directors are subject to removal only by a vote of the holders of a majority of the then-outstanding shares of Common Stock (taken together as a single class with the then-outstanding shares of Series A Preferred Stock); any vacancy created by the resignation or removal of a Common Stock Director may be filled either by (i) the vote or consent of the holders of a majority of the then-outstanding shares of Common Stock and Series A Preferred Stock (voting or consenting together as a single class) or (ii) the unanimous vote or consent of the remaining Common Stock Directors. The Series B/C Directors are Joseph P. Bartlett, J. Winder Hughes III and Shawn R. Hughes, with one seat currently vacant. The Common Stock Directors are David L. Keller, Arthur S. Reynolds and James F. Wood.  All directors serve terms of one year.

The Executive Employment Agreement of our Chairman and Chief Executive Officer, James F. Wood, provides that, during the term of his employment, Mr. Wood will be elected to serve on our Board of Directors. Mr. Wood has given us written notice of his resignation as our Chairman and CEO, effective May 11, 2014.

None of our directors or executive officers is related by blood or marriage to any other director or executive officer.

Committees of the Board of Directors

Compensation and Benefits Committee. The Compensation and Benefits Committee consists of Mr. Shawn Hughes, as Chairman, Mr. Keller and Mr. Winder Hughes. The Compensation and Benefits Committee is governed by a written charter approved by the Board of Directors. The charter sets out the Compensation and Benefits Committee’s membership requirements and responsibilities. A copy of the Compensation and Benefits Committee charter was provided to shareholders as Appendix A to the Company’s Proxy Statement for our Special Meeting in lieu of the 2011 Annual Meeting. The Compensation and Benefits Committee makes recommendations to the Board of Directors on compensation generally and acts on behalf of the Board of Directors with respect to executive officer salaries, bonus awards, stock option grants, special awards and supplemental compensation. The Compensation and Benefits Committee consults generally with management on matters concerning executive compensation and other compensation issues where Board of Directors or shareholder action is contemplated. The Board has determined that all of the members of the Compensation and Benefits Committee are independent.

Audit Committee. The Audit Committee consists of Mr. Reynolds, as Chairman, Mr. Bartlett and Mr. Keller. This committee oversees the Company’s financial reporting process and internal controls. The Audit Committee is governed by a written charter approved by the Board of Directors. The charter sets out the Audit Committee’s membership requirements and responsibilities. A copy of the Audit Committee charter was provided to shareholders as Annex A to the Company’s Proxy Statement for our Special Meeting in lieu of the 2010 Annual Meeting. As part of its duties, the Audit Committee consults with management and the Company’s independent registered public accounting firm during the year on matters related to the annual audit, internal controls, the published financial statements and the accounting principles and auditing procedures being applied. The Audit Committee selects the Company’s independent registered public accounting firm, reviews the independent registered public accounting firm’s audit fees, discusses relationships with the auditor, and reviews and approves in advance non-audit services to ensure no compromise of independence. The Board has determined that all of the members of the Audit Committee are “audit committee financial experts” (as defined in Item 407(d)(5)(ii) of Regulation S-K) and independent.

Nominating Committee. The directors elected by the holders of our Common Stock and our Series A Convertible Preferred Stock (Messrs. Keller, Reynolds and Wood) serve as the Nominating Committee, with Mr. Reynolds serving as Chairman. The Nominating Committee identifies the individuals to be nominated for election to the Board of Directors by the holders of our Common Stock and our Series A Convertible Preferred Stock. In considering candidates, the Nominating Committee seeks to assure that the Board of Directors will include persons with a variety of skills and experience, including at least one director with expertise in the areas of science and technology in which the Company operates and at least one director who qualifies as an audit committee financial expert. The Nominating Committee does not have a charter. The Nominating Committee will consider director candidates recommended by the shareholders if a nominating shareholder complies with the following requirements. If a shareholder wishes to recommend a candidate to the Nominating Committee for consideration as a candidate for election to the Board of Directors, the shareholder must submit in writing to the Nominating Committee the nominee’s name and a brief resume setting forth the nominee’s business and educational background and qualifications for service, and a notarized consent signed by the recommended candidate stating the recommended candidate’s willingness to be nominated and to serve. This information must be delivered to the Chairman of the Nominating Committee at the following address: ThermoEnergy Corporation, 10 New Bond Street, Worcester, MA 01606 and must be received no later than March 31 in any year to be considered as a potential director nominee at the Annual Meeting of Shareholders for such year. The Nominating Committee may request additional information if it determines a potential candidate may be an appropriate nominee.

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

With respect to the fiscal year ended December 31, 2013, the Audit Committee met frequently and held extensive discussions with management and with representatives of Grant Thornton LLP (“Grant Thornton”) and Moody, Famiglietti & Andronico, LLP (“MFA”), the Company’s independent registered public accounting firms.

On July 8, 2013, we voted to dismiss Grant Thornton as the Company’s independent registered public accounting firm and, on the same day, engaged MFA as the Company’s new independent registered public accounting firm. Grant Thornton had been appointed as the Company’s independent registered public accounting firm on December 1, 2011 upon Grant Thornton’s acquisition of our prior independent public accounting firm, CCR LLP. Grant Thornton’s reports on the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for emphasis of matter paragraphs which discussed substantial doubt regarding the Company’s ability to continue as a going concern.

In connection with its audits of the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011, Grant Thornton advised us of certain matters involving our internal controls over financial reporting that Grant Thornton considered to be material weaknesses.  We discussed such matters with Grant Thornton and we received assurances from management that they have undertaken, but not yet fully implemented, efforts to correct the deficiencies in internal controls identified by Grant Thornton

Management represented to us that the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 were prepared in accordance with generally accepted accounting principles, and we have reviewed and discussed the audited financial statements and related disclosures with management and with representatives of MFA, including a review of the significant management judgments underlying the financial statements and disclosures. The Audit Committee also discussed with representatives of MFA the matters required to be discussed with the independent public accountants by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16 (Communications with Audit Committees).

In addition, the Audit Committee discussed with representatives of MFA that firm’s independence from the Company and its management, and also considered whether the non-audit services performed during fiscal year 2013 by the independent public accountants were compatible with maintaining the accountants’ independence. MFA has provided to the Committee the written disclosures and letter required by PCAOB Rule 3526 (Communications with Audit Committees Concerning Independence).

The Audit Committee discussed with representatives of MFA the overall scope and plans for its audit. At the end of each fiscal quarter, the Committee met with representatives of Grant Thornton (with respect to the first fiscal quarter) and MFA (with respect to the second and third fiscal quarter), on each occasion with and without management present, to discuss the results of the respective firm’s examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Company’s Board of Directors, and the Board approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the Securities and Exchange Commission.

March 28, 2014

Audit Committee

Arthur S. Reynolds, Chairman

Joseph P. Bartlett

David L. Keller

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

Board Leadership Structure

James F. Wood currently combines the roles of the Company’s Chairman and Chief Executive Officer. The Board of Directors has not yet identified a successor to Mr. Wood as Chief Executive Officer or determined whether the interests of the Company and its stockholders will best be served following Mr. Wood’s departure on May 11, 2014 by having the same individual serve as Chairman and Chief Executive Officer.

The Board believes that Board independence and oversight of management are effectively maintained through the Board’s current composition and the presence of independent directors. Arthur S. Reynolds has been designated by the Board of Directors as independent lead director.

The Role of the Board in Risk Oversight

Our Board of Directors is responsible for understanding the risks faced by the Company, the level of risk that is appropriate for the Company, in light of its size, stage and industry, the steps that management is taking to manage risks and assessing the effectiveness of those steps. The role of our Board of Directors role in risk oversight includes receiving regular reports from members of senior management on areas of material risk to the Company, such as the status of pending litigation and the ongoing review of our internal controls. In addition to the Board of Directors, the Audit Committee plays an integral part in fulfilling its oversight responsibilities in certain areas of risk, specifically financial and enterprise risk, including internal controls. The Audit Committee reviews and discusses with management our major financial risk exposures, including risks related to fraud and regulatory compliance, our policies with respect to risk assessment and risk management, and the steps management has taken to monitor and control such exposures. Each of our directors has access to our Interim Chief Financial Officer and any other members of our management to discuss and monitor potential risks.

Attendance at the Annual Meeting and at Board and Committee Meetings

Although we do not have a requirement that all members of the Board of Directors attend the Annual Meeting of Shareholders, such attendance is strongly encouraged. All of the directors other than Cary Bullock attended the Special Meeting in lieu of our 2012 Annual Meeting of Shareholders on March 20, 2013. We did not hold an Annual Meeting of Shareholders for 2013. During the fiscal year ended December 31, 2013, the Board of Directors held 18 meetings, and every director other than Mr. Bullock attended at least 75% of the meetings held during his tenure in office. During 2013, the Audit Committee held five meetings, and the Compensation and Benefits Committee and the Nominating Committee held no meetings. All members of the Audit Committee attended at least 75% of the meetings of that Committee. The Board of Directors and its Committees took a number of actions by unanimous written consent without meetings during 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, during the fiscal year ended December 31, 2013, all of our executive officers and directors made all required Section 16(a) filings on a timely basis except that one of our directors, J. Winder Hughes III, did not report until May 29, 2013 the following open market purchases by Focus Fund, L.P., a partnership of which he is the general partner: (i) 100,000 shares on January 7, 2013 and (ii) 10,000 shares on February 19, 2013.

ITEM 11.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2013 and 2012.

Executive Compensation (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Severance ($)	Option Awards ($) (2)	Medical and Insurance Reimbursement ($)	Total ($)

James F. Wood	2013	$224,059	$0	$0	$914,831	$20,791	$1,159,681
Chairman, President and CEO (3)	2012	$0	$0	$0	$0	$0	$0

Gregory M. Landegger	2013	$151,146	$25,000	$0	$0	$20,791	$196,937
Chief Operating Officer and Interim Chief Financial Officer (4)	2012	$51,762	$0	$0	$291,479	$8,762	$352,003

Cary G. Bullock	2013	$37,115	$0	$99,231	$0	$36,606	$172,952
Chairman, President and CEO (5)	2012	$202,033	$0	$0	$0	$61,516	$263,549

Teodor Klowan, Jr.	2013	$0	$0	$86,827	$0	$0	$86,827
Executive Vice President and Chief Financial Officer (6)	2012	$193,135	$0	$0	$0	$10,898	$204,033

Stephen H. Brown	2013	$166,744	$0	$0	$0	$18,565	$185,309
Chief Engineer	2012	$146,040	$0	$0	$0	$18,771	$164,811

(1)	Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named executive officers required to be reported in such columns during 2013 or 2012.

(2)	Amounts in the column “Option Awards” reflect the grant date fair value of stock options awarded in accordance with FASB ASC Topic 718. The fair value of options granted during 2013 or 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	0.92% - 1.07%	0.83% - 2.23%
Expected option life (years)	6.25	6.25 - 10.0
Expected volatility	90% - 91%	90% - 92%
Expected dividend rate	0%	0%

(3)	Mr. Wood was hired on January 2, 2013.

(4)	Mr. Landegger was hired on July 30, 2012 and was promoted to Chief Operating Officer of September 4, 2012. Mr. Landegger was named Interim Chief Financial Officer upon the departure of Mr. Klowan on December 17, 2012.

(5)	Mr. Bullock retired on January 2, 2013.

(6)	Mr. Klowan’s employment was terminated on December 17, 2012.

Compensation of the Board

All directors are reimbursed for their reasonable expenses incurred in attending all board meetings.  We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2013 to our directors who were not also named executive officers at the time they received compensation as directors:

Director Compensation (1)

	Fees Earned or Paid in Cash	Option Awards ($)(2)	Other Compensation ($)	Total ($)
Joseph P. Bartlett	None	$4,039(3)	None	$4,039
Shawn R. Hughes	None	$4,039(3)	None	$4,039
J. Winder Hughes III	None	$4,039(3)	None	$4,039
David L. Keller	$10,000(4)	$3,519(5)	None	$13,519
Arthur S. Reynolds	$20,000(4)	$4,039(3)	$14,125(6)	$38,164

(1)	Certain columnar information required by Item 402(m) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors required to be reported in such columns during 2013.

(2)

The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 710. Assumptions used in the calculation of these amounts are as follows:

Risk-free interest rate	0.92% - 1.07%
Expected option life (years)	6.25
Expected volatility	90% - 91%
Expected dividend rate	0%

The amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)	An option to purchase 100,000 shares of Common Stock at an exercise price of $0.054 per share was granted automatically under our 2008 Incentive Stock Plan to each of Messrs. Bartlett, Shawn Hughes, J. Winder Hughes III and Reynolds on March 20, 2013 upon their re-election to our Board of Directors. These options will vest on the date of our 2014 Annual Meeting of Shareholders and expire on March 20, 2023. Identical options were also granted on that date to Dileep Agnihotri and Cary G. Bullock upon their re-election to our Board of Directors; because Messrs. Agnihotri and Bullock subsequently resigned from our Board of Directors, their options were forfeited.

(4)	We paid quarterly fees of $5,000 to Mr. Keller in consideration for his service as a member of two Committees of the Board of Directors (the Audit Committee and the Compensation and Benefits Committee) and to Mr. Reynolds in consideration for his service as Chairman of the Audit Committee and as independent lead director on the Board of Directors. These fees were approved by the disinterested members of the Compensation and Benefits Committee of the Board of Directors.

(5)	An option to purchase 100,000 shares of Common Stock at an exercise price of $0.0468 per share was granted automatically under our 2008 Incentive Stock Plan to Mr. Keller on April 15, 2013 upon his election to our Board of Directors; this option vests on the date of our 2014 Annual Meeting of Shareholders and expires on January 14, 2022.

(6)	Consulting fees of (i) $7,000 related to work performed on our joint venture, Unity Power Alliance LLC and (ii) $7,125 related to work performed on a Special Committee of our Board of Directors to explore strategic initiatives were paid to Mr. Reynolds in 2013.

Outstanding Equity Awards at December 31, 2013

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2013.  No named executive officer exercised options in the fiscal year ended December 31, 2013.

	Stock Option Awards
	Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
James F. Wood	3,437,500	10,312,500	$0.089	01/02/2023

Gregory M. Landegger	1,318,750	2,681,250	$0.097	09/04/2022

Cary G. Bullock	5,119,550	0	$0.30	01/27/2020
	822,368	0	$0.114	07/11/2017

Teodor Klowan, Jr.	937,500	0	$0.32	11/02/2019
	1,184,777	0	$0.30	01/27/2020

Stephen H. Brown	75,000	0	$1.24	06/30/2018
	375,000	25,000	$0.30	02/22/2020

Employment Contracts and Agreements

Set forth below is a description of our agreement with James F. Wood, our executive officers with whom we have a written employment agreement.

Pursuant to our Executive Employment Agreement with James F. Wood, our Chairman and Chief Executive Officer, we have agreed to pay him a base salary of $230,000, with eligibility for performance bonuses, from time to time, in accordance with incentive compensation arrangements to be established by the Benefits and Compensation Committee of our Board of Directors. Mr. Wood’s employment is terminable by either party upon 30 days’ written notice; provided that we may terminate Mr. Wood’s employment immediately for “Cause” (as such term is defined in the Executive Employment Agreement) and Mr. Wood may terminate his employment immediately for “Good Reason” (as such term is defined in the Executive Employment Agreement). If Mr. Wood’s employment is terminated for any reason other than (i) by us for Cause or (ii) voluntarily by Mr. Wood without Good Reason, Mr. Wood will be entitled to receive severance payments of $19,167 per month for six months following the termination of his employment, and we will keep in force for such six-month period all health insurance benefits afforded to Mr. Wood and his family at the time of termination. Mr. Wood’s Executive Employment Agreement contains other conventional terms, including covenants relating to the confidentiality and non-use of our proprietary information, and a provision prohibiting Mr. Wood, for a period of six months or one year following the termination of his employment (depending on the circumstances of termination), from competing against us or soliciting our customers or employees. Pursuant to Mr. Wood’s Executive Employment Agreement, on January 2, 2013, we awarded Mr. Wood a stock option for the purchase of 13,750,000 shares of our Common Stock at an exercise price equal to the closing price of our Common Stock in the over-the-counter market on December 31, 2012 (the trading day immediately preceding the effective date of his employment), with a provision for net surrender cashless exercise. The option has a term of ten years, subject to Mr. Wood’s continued employment with us, and vests in quarterly installments through December 31, 2016; provided, however, that if, prior to December 31, 2016, Mr. Wood’s employment is terminated for any reason other than (i) by us for Cause or (ii) voluntarily by Mr. Wood without Good Reasons, within 90 days after a “Change of Control” (as such term is defined in the Executive Employment Agreement), the option will immediately vest with respect to 50% of the shares that were unvested on the date of the Change of Control. On April 11, 2014, Mr. Wood gave us written notice, in accordance with the terms of his Executive Employment Agreement, of his voluntary resignation without Good Reason, effective May 11, 2014.

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

Compensation and Benefits Committee Report

The Compensation and Benefits Committee of the Board of Directors of ThermoEnergy Corporation has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and, based on such review and discussion, the Compensation and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.

April 29, 2014

Compensation and Benefits Committee Shawn R. Hughes, Chairman J. Winder Hughes III David L. Keller

ITEM 12.  Security Ownership by Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 23, 2014 with respect to beneficial ownership of our Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of our Common Stock and by each of our directors and executive officers and by all of the directors, nominees for election as director, and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Directors and Officers

Joseph P. Bartlett
225 Santa Monica Blvd., 11th Floor
Santa Monica, California 90401	30,000	(3)	*

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	30,035,927	(4)	18.8%

Shawn R. Hughes
717 South Edison Avenue
Tampa, Florida 33606	1,012,500	(5)	*

David L. Keller
P.O. Box 399
Sharon Center, Ohio 44274	0		*

Gregory M. Landegger
10 New Bond Street
Worcester, Massachusetts 01606	1,806,250	(3)	1.3%

Arthur S. Reynolds
230 Park Avenue, Suite 1000
New York, New York 10169	811,103	(6)	*

James F. Wood
10 New Bond Street
Worcester, Massachusetts 01606	4,296,875	(3)	3.1%

All executive officers and directors as a group (7 persons)	37,992,655	(7)	22.6%

Other 5% Beneficial Owners

David Gelbaum and Monica Chavez Gelbaum
The Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	45,169,700	(8)	26.6%

Guggenheim Capital, LLC
227 West Monroe Street
Chicago, Illinois 60606	24,441,140	(9)	15.6%

Robert S. Trump
89 10th Street
Garden City, New York 11530	124,891,078	(10)	49.4%

The Focus Fund
PO Box 389
Ponte Vedra, Florida 32004	26,502,603	(11)	13.8%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	101,270,491	(12)	4.99	%(12)

Kevin B. Kimberlin c/o Spencer Trask
535 Madison Avenue
New York, NY 10022	28,875,225	(13)	17.8%

Francis Howard
376 Victoria Place
London, United Kingdom SW1V 1AA	9,289,474	(14)	6.8%

*	Less than 1%.

(1)	Includes shares as to which the identified person or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act. Shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, which were exercisable or convertible on, or become exercisable or convertible within 60 days after, April 23, 2014 are deemed to be outstanding with respect to a person or entity for the purpose of computing the outstanding shares of Common Stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.

(2)	Based on 135,760,516 shares of Common Stock issued and outstanding on April 23, 2014 plus, with respect to each individual or entity (but not with respect to other individuals or entities), the number of shares of Common Stock underlying options to purchase shares of Common Stock and securities convertible into shares of Common Stock, held by such individual or entity which were exercisable or convertible on, or which become exercisable or convertible within 60 days after, April 23, 2014.

(3)	All shares are issuable upon exercise of options.

(4)	Includes 4,064,423 shares owned by The Focus Fund. Also includes 22,438,180 shares issuable to The Focus Fund and 153,850 shares issuable to Hughes Capital upon the exercise of warrants, conversion of shares of Series B-1 Convertible Preferred Stock or conversion of shares of Series C Convertible Preferred Stock. Mr. Hughes is the Managing Director of both funds and may be deemed to be the beneficial owner of the securities held by such funds; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. Includes 1,644,737 shares, and 1,644,737 shares issuable upon exercise of warrants, held by the John Winder Hughes Revocable Trust, of which Mr. Hughes is a trustee. Also includes 90,000 shares issuable upon exercise of options.

(5)	Includes 910,000 shares issuable upon exercise of options and warrants.

(6)	Includes 630,000 shares issuable upon exercise of options and warrants. Also includes 181,103 shares issuable upon the exercise of warrants held by Christine Reynolds, Mr. Reynolds’s wife. Mr. Reynolds disclaims beneficial ownership of the shares issuable to Mrs. Reynolds.

(7)	Includes shares issuable upon exercise of options and warrants and conversion of shares of Series B-1 Convertible Preferred Stock and Series C Convertible Preferred Stock, as detailed in notes (3) through (6) above.

(8)	This beneficial ownership information is based, in part, on information contained in Amendment No. 8 to the Statement on Schedule 13D filed by The Quercus Trust and Mr. and Mrs. Gelbaum as its trustees on August 13, 2010. Includes 22,916,650 shares issuable upon conversion of shares of Series B-1 Convertible Preferred Stock, 6,760,640 shares issuable upon conversion of shares of Series C Convertible Preferred Stock and 4,235,583 shares issuable upon the exercise of warrants.

(9)	This beneficial ownership information is based, in part, on information contained in Amendment No. 6 to the Statement on Schedule 13G filed by Guggenheim Capital, LLC and certain of its affiliates on February 13, 2014. Includes 20,833,340 shares issuable upon conversion of shares of Series B Convertible Preferred Stock. Security Investors, LLC is the investment adviser to the following funds (the “Funds”): (i) Security Equity Fund, Mid Cap Value Fund, (ii) SBL Fund Series V (Mid Cap Value), (iii) Security Equity Fund, Mid Cap Value Institutional Fund, (iv) SBL Fund, Series Q (Small Cap Value) and (v) Security Equity Fund, Small Cap Value Fund. Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The securities owned by each Fund are as follows:

Fund	Shares of Common Stock	Shares of Common Stock Issuable upon Conversion of Shares of Series B Preferred Stock
Security Equity Fund, Mid Cap Value Fund	2,701,839	8,583,340
SBL Fund, Series V (Mid Cap Value)	905,961	3,083,330
Security Equity Fund, Mid Cap Value Institutional Fund	-	7,937,500
SBL Fund, Series Q (Small Cap Value)	-	1,166,670
Security Equity Fund, Small Cap Value Fund	-	62,500

As investment adviser to the Funds, Security Investors, LLC may be deemed to be the direct beneficial owner of such securities.

(10)	Includes 21,697,940 shares issuable upon conversion of shares of Series B-1 Convertible Preferred Stock, 63,636,740 shares issuable upon conversion of shares of Series C Convertible Preferred Stock and 31,818,370 shares issuable upon the exercise of warrants.

(11)	Includes 4,165,000 shares issuable upon conversion of shares of Series B-1 Convertible Preferred Stock, 12,182,120 shares issuable upon conversion of shares of Series C Convertible Preferred Stock and 6,091,060 shares issuable upon the exercise of warrants.

(12)	This beneficial ownership information is based, in part, on information contained in Amendment No. 6 to the Statement on Schedule 13G filed by the group consisting of Empire Capital Management LLC and its affiliates on February 14, 2012. Includes 14,339,580 shares issuable upon conversion of outstanding shares of Series B-1 Convertible Preferred Stock, 55,951,560 shares issuable upon conversion of shares of Series C Convertible Preferred Stock and 27,975,780 shares issuable upon the exercise of warrants. The shares of Series B-1 Convertible Preferred Stock and Series C Convertible Preferred Stock over which Empire Capital Management and its affiliates have shared voting and dispositive power (the "Blocker Securities") are subject to a 4.99% "blocker" provision. The percentage set forth in the column under the heading “Percent of Class” gives effect to such blocker; however, the number of shares of Common Stock set forth in the column under the heading “Amount and Nature of Beneficial Ownership” includes all shares that would be issuable upon full conversion of the Blocker Securities without giving effect to such blocker.

(13)	Includes 5,517,250 shares issuable upon conversion of shares of Series B Convertible Preferred Stock and 20,922,108 shares issuable upon the exercise of warrants.

(14)	This beneficial ownership information is based, in part, on information contained on Schedule 13G filed by Mr. Howard on March 14, 2012. Includes 1,644,737 shares issuable upon the exercise of warrants.

Series A Convertible Preferred Stock

As of April 23, 2014, there were 208,334 shares of Series A Convertible Preferred Stock issued and outstanding, all of which were held by Mr. Gregg Frankel.  Shares of Series A Convertible Preferred Stock are convertible into shares of Common Stock on a 1-for-1 basis.  The shares of Series A Convertible Preferred Stock held by Mr. Frankel represent a beneficial ownership of less than 1% of our issued and outstanding Common Stock.  None of our directors or executive officers owns any shares of Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock

As of April 23, 2014, there were 551,725 shares of Series B Convertible Preferred Stock issued and outstanding, all of which were held by Spencer Trask Specialty Group LLC.  Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock on a 10-for-1 basis.

Series B-1 Convertible Preferred Stock

As of April 23, 2014, there were 8,919,854 shares of Series B-1 Convertible Preferred Stock issued and outstanding.  The following table sets forth certain information as of April 23, 2014 with respect to beneficial ownership of our Series B-1 Convertible Preferred Stock by each of our officers and directors who own shares of our Series B-1 Convertible Preferred Stock and each shareholder known by the Company to be the beneficial owner of more than 5% of our Series B-1 Convertible Preferred Stock.  Shares of Series B-1 Convertible Preferred Stock are convertible into shares of Common Stock on a 10-for-1 basis.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

David Gelbaum and Monica Chavez Gelbaum
The Quercus Trust
1835 Newport Blvd.
A109-PMC 467
Costa Mesa, California 92627	2,291,665		25.7%

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	431,885	(3)	4.8%

Robert S. Trump
89 10th Street
Garden City, New York 11530	2,169,794		25.3%

Guggenheim Capital, LLC
227 West Monroe Street
Chicago, Illinois 60606	2,083,334	(4)	23.4%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	1,433,599		16.1%

(1)	Includes shares as to which the identified person or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act.

(2)	Based on 8,919,854 shares of Series B-1 Convertible Preferred Stock issued and outstanding on April 23, 2014.

(3)	Includes 416,500 shares owned by The Focus Fund and 15,385 shares owned by Hughes Capital. Mr. Hughes is the Managing Director of both funds and may be deemed to be the beneficial owner of the securities held by such funds; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	This beneficial ownership information is based, in part, on information contained in Amendment No. 6 to the Statement on Schedule 13G filed by Guggenheim Capital, LLC and certain of its affiliates on February 13, 2014. Security Investors, LLC is the investment adviser to the following funds (the “Funds”): (i) Security Equity Fund, Mid Cap Value Fund, (ii) SBL Fund Series V (Mid Cap Value), (iii) Security Equity Fund, Mid Cap Value Institutional Fund, (iv) SBL Fund, Series Q (Small Cap Value) and (v) Security Equity Fund, Small Cap Value Fund. Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The securities owned by each Fund are as follows:

Fund	Shares of Series B-1 Convertible Preferred Stock
Security Equity Fund, Mid Cap Value Fund	858,334
SBL Fund, Series V (Mid Cap Value)	308,333
Security Equity Fund, Mid Cap Value Institutional Fund	793,750
SBL Fund, Series Q (Small Cap Value)	116,667
Security Equity Fund, Small Cap Value Fund	6,250

As investment adviser to the Funds, Security Investors, LLC may be deemed to be the direct beneficial owner of such securities.

Series C Convertible Preferred Stock

As of April 23, 2014, there were 13,853,106 shares of Series C Convertible Preferred Stock issued and outstanding.  The following table sets forth certain information as of April 23, 2014 with respect to beneficial ownership of our Series C Convertible Preferred Stock by each of our officers and directors who owns shares of our Series C Convertible Preferred Stock and each shareholder known by the Company to be the beneficial owner of more than 5% of our Series C Convertible Preferred Stock.  Shares of Series C Convertible Preferred Stock are convertible into shares of Common Stock on a 10-for-1 basis.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Robert S. Trump
89 10th Street
Garden City, New York 11530	6,363,674		45.9%

J. Winder Hughes III
PO Box 389
Ponte Vedra, Florida 32004	1,218,212	(3)	8.8%

Empire Capital Management and Affiliates
One Gorham Island, Suite 201
Westport, Connecticut 06880	5,595,156		40.4%

(1)	Includes shares as to which the identified person or entity directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power, as these terms are defined in Rule 13d-3(a) of the Exchange Act.

(2)	Based on 13,853,106 shares of Series C Convertible Preferred Stock issued and outstanding on April 23, 2014.

(3)	All shares are owned by The Focus Fund. Mr. Hughes is the Managing Director of The Focus Fund and may be deemed to be the beneficial owner of the securities held by such fund; he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation plans approved by security holders

2008 Incentive Stock Plan	21,035,000	$0.13	18,965,000

Equity Compensation plans not approved by security holders

Stock options	10,473,077	$0.42	0

Warrants	1,281,103	$0.35	0

Total	32,789,180	$0.23	18,965,000

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our Board of Directors has adopted a policy whereby all transactions between us and any of our affiliates, officers, directors, principal shareholders and any affiliates of the foregoing must be approved in advance by the disinterested members of the Board of Directors based on a determination that the terms of such transactions are no less favorable to us than would prevail in arm’s-length transactions with independent third parties. In addition to our employment arrangements with our executive officers and the compensation of our directors, as disclosed elsewhere in this Annual Report on Form 10-K, during the fiscal year ended December 31, 2013, we engaged in the following transactions with the following affiliates, officers, directors, principal shareholders and their affiliates, each of which was approved in accordance with the foregoing policy:

(i)	On August 22, 2013, we entered into a Bridge Loan Agreement with the following investors (the “Investors”), pursuant to which the Investors made bridge loans (the “Loans”) to us in the following amounts:

Lender	Principal Amount of Bridge Loan
Robert S. Trump	$2,000,000
Empire Capital Partners, L.P.	$880,000
Empire Capital Partners, Ltd	$520,000
Empire Capital Partners Enhanced Master Fund Ltd	$600,000

As evidence of our obligation to repay the Loans, we issued to the Investors Promissory Notes due February 1, 2014 (the “Notes”). The Notes bear interest at the rate of 12% per annum and may not be prepaid, in whole or in part, without the prior written consent of the Investors. The Notes are secured by substantially all of our assets. Each of the Investors (with the Empire Capital entities and their affiliates considered as a single Investor) is the beneficial owner of greater than 5% of our issued and outstanding Common Stock.

(ii)	Beginning in August 2012, we engaged Rexon Limited, a consulting firm controlled by Arthur S. Reynolds, a member of our Board of Directors, to advise our management on matters relating to our subsidiary, Unity Power Alliance LLC, at the rate of $150 per hour, subject to the condition that Mr. Reynolds shall not render more than 10 hours of service in any single calendar month without the prior express approval of the Chairman and Chief Executive Officer.

Board Determination of Independence

Our securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. In determining which directors and which members of committees are “independent,” our Board of Directors has voluntarily adopted the independence standards set forth in the Listing Rules of the Nasdaq Stock Market. Our Board of Directors has determined that, in accordance with these standards, the following members are “independent directors”: Messrs. Bartlett, Shawn Hughes, Winder Hughes, Keller and Reynolds.

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

Fees billed to us by Moody, Famiglietti & Andronico, LLP and Grant Thornton LLP, our independent registered public accountants for fiscal years 2013 and 2012, respectively, were comprised of the following:

Audit Fees. Fees related to the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Forms 10-Q, audits of statutory filings, comfort letter procedures and review of other regulatory filings totaled $350,623 in 2013 and $445,218 in 2012.

Audit Related Fees. No fees were billed to us for audit related services in 2013 or 2012.

Tax Fees. Fees for tax services provided to us, including tax compliance, tax advice and planning, totaled $25,975 in 2013 and $22,770 in 2012.

All Other Fees. No other fees were billed to us in 2013 or 2012 for “other services.”

In accordance with the Audit Committee’s pre-approval policy, all audit services performed by Moody, Famiglietti & Andronico, LLP and Grant Thornton LLP during 2013 and 2012 were approved at the time such firm was engaged to serve as our independent registered public accountants for such fiscal years.  The Audit Committee reviewed and approved, as consistent with our policies and procedures, the tax services performed for us in 2013 and 2012 by Moody, Famiglietti & Andronico, LLP and Grant Thornton LLP.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMOENERGY CORPORATION

(Registrant)

By:	/s/ Gregory M. Landegger	April 30, 2014
Gregory M. Landegger Vice President, Chief Operating Officer and Interim Chief Financial Officer

