Form 10-Q
period 2014-03-31
THERMOENERGY CORP
filed 2014-05-15
CIK 884504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class – Common Stock, $.001 par value	Outstanding at May 9, 2014 – 135,760,516 shares

THERMOENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMOENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,295	$2,508
Accounts receivable, trade	97	293
Accounts receivable, related party	20	229
Costs-in-excess of billings	323	317
Inventories, net	519	104
Other current assets	269	209
Total Current Assets	2,523	3,660

Property and equipment, net	558	593
Other assets	40	40

TOTAL ASSETS	$3,121	$4,293

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$725	$687
Short term borrowings	4,000	4,000
Convertible debt	2,191	2,083
Customer deposits	975	816
Billings-in-excess of costs	292	323
Accrued payroll and other taxes	235	545
Accrued interest	330	214
Other current liabilities	393	321
Total Current Liabilities	9,141	8,989

Long Term Liabilities:
Derivative liabilities	431	186
Other long term liabilities	—	15
Total Long Term Liabilities	431	201

Total Liabilities	9,572	9,190

Commitments and contingencies (Note 8)

Series C Convertible Redeemable Preferred Stock, $0.01 par value; liquidation preference of $1.52 per share: redeemable at $0.76 per share; designated: 15,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding: 13,853,106 shares at March 31, 2014 and December 31, 2013	8,971	8,971

Stockholders' Deficiency:
Preferred Stock, $0.01 par value: authorized: 50,000,000 shares at March 31, 2014 and December 31, 2013:
Series A Convertible Preferred Stock, liquidation preference of $1.20 per share: designated, issued and outstanding: 208,334 shares at March 31, 2014 and December 31, 2013	2	2
Series B Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 1,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding: 551,725 shares at March 31, 2014 and December 31, 2013	6	6
Series B-1 Convertible Preferred Stock, liquidation preference of $2.40 per share: designated: 11,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding: 8,919,854 shares at March 31, 2014 and December 31, 2013	89	89
Common Stock, $0.001 par value: authorized: 800,000,000 shares at March 31, 2014 and December 31, 2013; issued: 135,894,313 shares at March 31, 2014 and December 31, 2013; outstanding: 135,760,516 shares at March 31, 2014 and December 31, 2013	136	136
Additional paid-in capital	108,495	108,424
Accumulated deficit	(124,132)	(122,507)
Treasury stock, at cost: 133,797 shares at March 31, 2014 and December 31, 2013	(18)	(18)
Total Stockholders’ Deficiency	(15,422)	(13,868)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,121	$4,293

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$202	$1,009
Cost of revenue	252	1,175
Gross loss	(50)	(166)

Operating Expenses:
General and administrative	841	986
Engineering, research and development	25	195
Sales and marketing	417	382
Total operating expenses	1,283	1,563

Loss from operations	(1,333)	(1,729)

Other (expense) income:
Derivative liability (expense) income	(245)	907
Losses from equity method-joint ventures	(128)	(54)
Interest expense, net	(280)	(189)
Other income (expense)	361	(7)
Total other (expense) income	(292)	657
Net loss	$(1,625)	$(1,072)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares used in computing loss per share, basic and diluted	135,760,516	120,454,575

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net loss	$(1,625)	$(1,072)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	71	157
Equity in losses of joint venture	128	54
Derivative liability expense (income)	245	(907)
Non-cash interest added to debt	43	39
Non-cash interest added to note receivable	(3)	—
Depreciation	42	58
Amortization of discount on convertible debt	22	20
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable, trade	196	(601)
Accounts receivable, related party	84	—
Costs in excess of billings	(6)	66
Inventories	(415)	5
Other current assets	(60)	1,313
Accounts payable	38	(907)
Customer deposits	159	—
Billings in excess of costs	(31)	430
Accrued payroll and other taxes	(310)	1
Accrued interest	159	134
Other current liabilities	72	(1,303)
Other long-term liabilities	(15)	89

Net cash used in operating activities	(1,206)	(2,424)

Investing Activities:
Issuance of note receivable to affiliate	—	(100)
Purchases of property and equipment	(7)	(76)

Net cash used in investing activities	(7)	(176)

Financing Activities:
Proceeds from short term borrowings	—	223

Net cash provided by financing activities	—	223

Net change in cash	(1,213)	(2,377)
Cash, beginning of period	2,508	4,657
Cash, end of period	$1,295	$2,280

Supplemental schedule of non-cash financing activities:
Accrued interest added to debt	$43	$40
Transfer of accounts receivable – related party to notes receivable	$125	$—

See notes to unaudited consolidated financial statements.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial results for Unity Power Alliance (“UPA”) as a Joint Venture are accounted for under the equity method, as discussed in Note 3.

Certain prior year amounts have been reclassified to conform to current year classifications.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, of ThermoEnergy Corporation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014. For a complete summary of the Company’s significant accounting policies, please refer to Note 1 to the Company’s consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 31, 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on the consolidated results of operations or on its financial position.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 2: Management's consideration of going concern matters

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the three-month period ended March 31, 2014.

At March 31, 2014, the Company had cash of approximately $1.3 million, a decrease of approximately $1.2 million from December 31, 2013. The Company has incurred net losses since inception, including a net loss of approximately $1.6 million during the three-month period ended March 31, 2014 and had an accumulated deficit of approximately $124.1 million at March 31, 2014.

Additionally, the Company’s August 2013 Bridge Notes (see Note 4) and the Roenigk 2012 Convertible Promissory Note (see Note 5) are technically in default due to the Company’s inability to repay these notes by their respective due dates. On February 28, 2014, the Company entered into a Standstill Agreement where the holders of these notes agreed not to commence enforcement, collection or similar proceedings with respect to these notes until May 1, 2014. The Company has not received a Notice of Default from any of the holders of these notes as of the date of this filing.

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

Management and the Company’s Board of Directors continue to evaluate options for funding to continue operations under the Company’s existing structure. To date, efforts to secure financing from new investors have been unsuccessful, and the likelihood that funding will be available from sources outside of those who have provided financing in previous rounds is low. The Company continues to fulfill customer orders and to develop its sales pipeline to generate future growth opportunities. Additionally, the Company continues to explore further reductions in its operating costs through the elimination of certain non-essential expenses.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 3: Joint Ventures

Unity Power Alliance LLC

On March 8, 2012, the Company announced the formation of Unity Power Alliance LLC (“UPA”). UPA was formed with the intention to work with partners and stakeholders to develop and commercialize its pressurized oxycombustion technology. On July 16, 2012, Itea S.p.A. (“Itea”) acquired a 50% ownership interest in UPA.

In September 2012, UPA was awarded a $1 million grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, the Company received a $900,000 subcontract order from UPA to build a bench-scale “flameless” combustion reactor under the grant using Itea’s design. As a subcontractor for this project, the Company was required by the DOE to provide a guarantee that the project would be completed in its entirety. UPA and its subcontractors received contract definitization during the first quarter of 2013 and began to receive funding. As of March 31, 2014, UPA has received funding totaling $961,000 related to this grant from the DOE. The Company did not recognize any revenues, nor did it incur any expenses related to its contract with UPA in the three-month period ended March 31, 2014. The Company recognized revenues related to its contract with UPA totaling $157,000 in the three-month period ended March 31, 2013. The Company has recorded revenues of $842,000 and expenses totaling $896,000 related to its contract with UPA since inception. The Company has accounts receivable related to this contract of approximately $20,000 and $293,000 as of March 31, 2014 and December 31, 2013, respectively.

In October 2012, the Company and Itea entered into a Loan Agreement with UPA through which funds required to maintain the operations of the joint venture would be loaned in the form of notes receivable. The notes bear interest at the three-month LIBOR rate plus 2% per year, with interest calculated monthly and added to the balance of the notes. The Company loaned $125,000 and $100,000 to UPA during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, notes receivable outstanding amount to $534,000 and $406,000, respectively, which have been decreased to $0 as of March 31, 2014 and December 31, 2014 by the Company’s share of net losses in UPA.

In accordance with ASC 810, Consolidation, the Company determined that it holds a variable interest in UPA and that UPA is a variable-interest entity. However, the Company has concluded that it is not required to consolidate the financial statements of UPA as of and for the three-month period ended March 31, 2014. The Company reviewed the most significant activities of UPA and determined that because the Company shares the power to direct the activities of UPA with Itea, it is not the primary beneficiary of UPA. Accordingly, the financial results of UPA are accounted for under the equity method of accounting for investments. The Company decreased the value of its investment in UPA by $128,000 and $54,000 during the three months ended March 31, 2014 and 2013, respectively, to account for its share of net losses. The carrying value of the Company’s investment in the Joint Venture is $0 as of March 31, 2014 and December 31, 2013, as the Company’s share of losses incurred by UPA exceeds the Company’s investments.

Note 4: Short term borrowings

Short term borrowings consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
August 2013 Bridge Notes, 12%, due February 1, 2014	$4,000	$4,000

On August 22, 2013 the Company entered into Bridge Loan Agreements with four of its principal investors pursuant to which the investors agreed to make bridge loans to the Company of $4 million in exchange for 12% Promissory Notes (the “August 2013 Bridge Notes”). The August 2013 Bridge Notes bear interest at the rate of 12% per year and were due and payable on February 1, 2014. The August 2013 Bridge Notes are secured by substantially all of the Company’s assets.

On February 28, 2014 the Company entered into a Standstill Agreement with the holders of the August 2013 Bridge Notes and the Roenigk 2012 Convertible Promissory Note (see Note 5), where the holders of these notes agreed not to commence enforcement, collection or similar proceedings with respect to these notes until May 1, 2014. The August 2013 Bridge Notes are technically in default as of March 31, 2014 due to the Company’s inability to repay the investors by the maturity date; however, the Company has not received Notice of Default from any of the investors as of the date of this filing. The Company has accrued interest at the default rate of 18% as of February 2, 2014, the day following the maturity date of the August 2013 Bridge Notes.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 5: Convertible debt

Unsecured convertible debt consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Roenigk 2012 Convertible Promissory Note, 8%, due March 31, 2014, less discount of $0 at December 31, 2013 and $22 at December 31, 2013	$2,191	$2,083
Less: Current portion	(2,191)	(2,083)
	$—	$—

On June 20, 2012, the Company issued a Convertible Promissory Note dated April 1, 2012 in the principal amount of $1,877,217 to the Roenigk Family Trust in exchange for a 5% Convertible Promissory Note issued on March 21, 2007 and due March 21, 2013 and a 5% Convertible Promissory Note issued on March 7, 2008 and due March 7, 2013. The Note bears interest at the rate of 8% per annum until the maturity date, March 31, 2014. The principal amount and accrued interest on the Note is convertible into shares of Common Stock at a conversion price of $0.50 per share at any time at the election of the holder. Interest on the Note is payable semi-annually. The Company may, at its discretion, defer any scheduled interest payment until the maturity date of the Note upon payment of a $5,000 deferral fee. The Company added $86,000 and $79,000 of accrued interest to the principal balance of the Note during the three months ended March 31, 2014 and 2013, respectively. The Company recognized $22,000 and $20,000 in non-cash interest expense related to the amortization of the debt discount during the three-month periods ended March 31, 2014 and 2013, respectively. The debt discount has been amortized over the term of the related convertible debt using the effective interest rate method.

On February 28, 2014, the Company entered into a Standstill Agreement with the Roenigk Family Trust and the holders of the August 2013 Bridge Notes (see Note 4), where the holders of these notes agreed not to commence enforcement, collection or similar proceedings with respect to these notes until May 1, 2014. The Note is technically in default as of April 1, 2014 due to the Company’s inability to repay the Roenigk Family Trust by the maturity date; however, the Company has not received Notice of Default from the Roenigk Family Trust as of the date of this filing.

Note 6: Equity

At March 31, 2014, approximately 425 million shares of Common Stock were reserved for future issuance under convertible debt and warrant agreements, stock option arrangements and other commitments.

Redeemable Preferred Stock

Shares of the Company’s Series C Convertible Redeemable Preferred Stock are convertible, at any time at the discretion of the holder, into ten shares of the Company’s Common Stock, subject to conventional weighted-average anti-dilution adjustment in the event the Company issues or is deemed to have issued shares of Common Stock at a price less than $0.076 per share.

The Series C Convertible Redeemable Preferred Stock will be redeemable, at a price equal to $0.76 per share, plus all accrued and unpaid dividends thereon, at the election of the holders of 66-⅔% of the then-outstanding shares, in three equal annual installments on or after December 31, 2017. As of March 31, 2014 and December 31, 2013, redemption requirements of the Series C Convertible Redeemable Preferred Stock would be approximately $3,509,500 in each of the years 2017, 2018 and 2019. The Company has elected not to accrete the Series C Redeemable Convertible Preferred Stock to its redemption value over the redemption period due to the low likelihood of redemption by the holders of this series of stock.

Because of this redemption feature, this class of preferred stock is recorded at its issuance date fair value and is classified as mezzanine equity on the Company’s Consolidated Balance Sheet at March 31, 2014 and December 31, 2013.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Stock Options

The following table presents option expense included in expenses in the Company’s Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013:

	2014	2013

General and administrative	$89	$127
Engineering, research and development	(9)	16
Sales and marketing	(9)	14
Option expense before tax	71	157
Benefit for income tax	—	—
Net option expense	$71	$157

No options were granted during the three-month period ended March 31, 2014. The fair value of options granted during the three-month period ended March 31, 2013 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

2013
Risk-free interest rate	1.01%
Expected option life (years)	6.25
Expected volatility	90%
Expected dividend rate	0%

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

Option expense for the three-month periods ended March 31, 2014 and 2013 was calculated using an expected forfeiture rate of 5%.

A summary of the Company’s stock option activity and related information for the three-month periods ended March 31, 2014 and 2013 follows:

	2014		2013
	Number of Shares	Wtd. Avg. Exercise Price per Share	Number of Shares	Wtd. Avg. Exercise Price per Share
Outstanding, beginning of year	31,508,077	$0.22	24,896,678	$0.32
Granted	—	—	14,350,000	$0.09
Canceled	(150,000)	$0.34	(5,151,102)	$0.29
Outstanding, end of period	31,358,077	$0.22	34,095,576	$0.32
Exercisable, end of period	17,104,952	$0.33	15,248,701	$0.38

The weighted average fair value of options granted was approximately $0.07 for the three-month period ended March 31, 2013. The weighted average fair value of options vested was approximately $109,000 and $144,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Exercise prices for options outstanding as of March 31, 2014 ranged from $0.0468 to $1.50. The weighted average remaining contractual life of those options was approximately 7.5 years at March 31, 2014. The weighted average remaining contractual life of options vested and exercisable was approximately 6.5 years at March 31, 2014.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

As of March 31, 2014, there was approximately $468,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The Company recognizes stock-based compensation on the graded-vesting method.

Warrants

At March 31, 2014, there were outstanding warrants for the purchase of 136,881,302 shares of the Company’s Common Stock at prices ranging from $0.10 per share to $0.55 per share (weighted average exercise price was $0.15 per share). The expiration dates of these warrants are as follows:

Year	Number of Warrants
2014	781,103
2015	296,293
2016	20,625,815
2017	44,570,061
2018	69,265,530
2019 and later	1,342,500
136,881,302

Note 7: Derivative Liabilities

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

Liabilities measured at fair value on a recurring basis as of March 31, 2014 are as follows: (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities – long-term portion	$431	$-	$-	$431
Total	$431	$-	$-	$431

The Monte Carlo Simulation lattice model was used to determine the fair values at March 31, 2014. The significant assumptions used were: exercise price of $0.076; the Company’s stock price on March 31, 2014, $0.024; expected volatility of 60%; risk free interest rate of 1.32%; a remaining contract term of 48 months; and probability of financing options and effects on the Company’s capitalization.

THERMOENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at beginning of period	$186	$2,234
Change in fair value	245	(907)
	$431	$1,327

Note 8: Commitments and contingencies

Accrued payroll and sales taxes, which includes penalties and interest related to state taxing authorities, totaled $235,000 and $545,000 as of March 31, 2014 and December 31, 2013, respectively. The Company is actively in the process of settling the remaining tax liabilities with the various state taxing authorities and expects to finalize these settlements in the second quarter of 2014.

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

Forward Looking Information

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties.  Forward-looking statements include, without limitation, statements as to our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations.  These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management.  Readers should refer to the discussions under “Forward Looking Information” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These discussions are hereby incorporated by reference into this Quarterly Report.

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

Wastewater Solutions

The Company has spent more than two decades developing sustainable water treatment and recovery systems that help industry and municipalities operate more efficiently, save money, reduce their carbon footprint and meet their sustainability goals.

Award-Winning Technology

We believe our TurboFrac system provides versatile and cost effective solutions to recover and recycle clean, usable water from contaminated produce water, including water with high Total Dissolved Solids (“TDS”), created by oil and gas exploration, including hydraulic fracturing. Our FracGen systems create hydrofracking-grade water from briny water in local aquifers located in arid areas. FracGen reduces demand on local potable water supplies and reduces the need to transport fresh water from other geographic locations, reducing operating costs for drillers.

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

Return on Customer Investment

We believe our wastewater recovery systems reduce costs by reclaiming process chemicals, metals, and clean water for reuse or recycling and eliminating most of the costly disposal of hazardous waste or process effluent. These solutions offer a solid return on our customers’ investments and a competitive payback with ongoing savings and efficiency improvements.

Our wastewater treatment systems not only meet local, state and federal environmental regulations, but typically provide a rapid rate of return on investment by recovering and reusing expensive feedstocks, reducing contaminated wastewater discharge and recovering and reusing wastewater used in process operations. Our systems utilize proven technology to cost effectively process and treat brackish and produced water in the oil and gas industries. Our wastewater treatment systems also have global applications in aerospace, food and beverage processing, metal finishing, pulp and paper, petrochemical, refining, microchip and circuit board manufacturing, heavy manufacturing and municipal wastewater.

Specific wastewater solutions include:

•	Creating new supplies of usable water and recycling wastewater in the oil and gas industry
•	Recovering and recycling ammonia in industrial and municipal operations
•	Recovering ammonia and creating fertilizer from anaerobic digesters
•	Recovering chemicals or metals from industrial wastewater
•	Recovering and recycling used glycol from automotive, industrial and airport operations

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

In September 2012, Unity Power Alliance received a $1 million grant from the U.S. Department of Energy to help fund a project under a special DOE program to advance technologies for efficient, clean coal power and carbon capture. As part of UPA's project, in October 2012, we received a $900,000 contract from UPA to build a bench-scale “flameless” combustion reactor under the grant using Itea’s design. As of March 31, 2014, UPA has received funding totaling $961,000 related to this grant. We neither recognized any revenues nor incurred any expenses in the three-month period ended March 31, 2014. We recognized revenues totaling $157,000 in the three-month period ended March 31, 2013. We have recorded revenues of $842,000 and expenses totaling $896,000 associated with this contract since inception. The project was originally scheduled to be completed by September 30, 2013; UPA received a no-cost extension from the DOE to extend the completion deadline to June 30, 2014.

Itea commissioned the equipment in the first quarter of 2014 and commenced testing. The equipment was unable to complete all scheduled tests satisfactorily and was shut down after two brief tests on one type of coal. Neither of the tests were conducted using our technology. We expect the final test results from Georgia Tech in the second quarter of 2014. Once received, Itea will review the test results and, pending their analysis and response, a determination will be made on the future of UPA.

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

We have incurred net losses and negative cash flows from operations. We incurred net losses of $1.6 million for the three-month period ended March 31, 2014 and $1.6 million for the year ended December 31, 2013. Cash outflows from operations totaled $1.2 million for the three-month period ended March 31, 2014 and $5.4 million for the year ended December 31, 2013. As a result, we will require additional capital to continue to fund our operations.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Management believes there have been no material changes during the three months ended March 31, 2014 to the critical accounting policies reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 31, 2014.

Results of Operations

Comparison of Quarters Ended March 31, 2014 and 2013

Revenues totaled $202,000 for the first quarter of 2014, a decrease of 80% compared to $1,009,000 for the first quarter of 2013. Revenues in the first quarter of 2014 were limited to spare parts orders and service performed on systems with existing customers. We now recognize revenues only upon shipment to reflect changes in our operations to emphasize standardized systems and manufacturing processes. Revenues in the first quarter of 2013 were primarily driven by two industrial projects utilizing our Ammonia Recovery Process (“ARP”) technology.

Gross loss for the first quarter of 2014 was $50,000 compared to $166,000 in the first quarter of 2013. Gross loss is mainly attributable to unallocated overhead costs of approximately $186,000 and $192,000 in the first quarter of 2014 and 2013, respectively.

General and administrative expenses totaled $841,000 for the first quarter of 2014 compared to $986,000 for the first quarter of 2013, a decrease of $145,000 or 15%. The decrease is due to decreased professional and consulting expenses in a continuing effort to reduce our cost structure.

Engineering, research and development expenses totaled $25,000 for the first quarter of 2014 compared to $195,000 for the first quarter of 2013, a decrease of $170,000 or 87%. The decrease is attributable to the transfer of engineering resources to pre-sales activity as well as increased utilization of our remaining engineering team in the first quarter of 2014 compared to 2013. Engineering costs directly related to our projects are charged to Cost of Revenue.

Sales and marketing expenses totaled $417,000 for the first quarter of 2014 compared to $382,000 for the first quarter of 2013, an increase of $35,000 or 9%. The increase is attributable to increased activities by our sales team as well as transferring resources previously devoted to engineering to pre-sales activity.

Changes in the fair value of our derivative warrant liabilities resulted in the recognition of derivative mark-to-market expense of $245,000 in the first quarter of 2014 compared to mark-to-market income of $907,000 in the first quarter of 2013. Expense in the first quarter of 2014 related primarily to changes in the probability of financing options and effects on our capitalization that may trigger certain of our anti-dilution provisions in our Convertible Preferred Stock. Income in the first quarter of 2013 related primarily to the passage of time and the decrease in our stock price.

We recognized losses in UPA totaling $128,000 in the first quarter of 2014 compared to losses of $54,000 in the first quarter of 2013. We recognized losses for our share of net losses incurred by UPA in conjunction with an additional loan made to UPA in the first quarter of 2014. Losses in the first quarter of 2013 are attributable to UPA’s efforts on the grant with the U.S. Department of Energy. Because this grant is a cost-sharing arrangement, UPA is required to absorb a portion of the costs necessary to complete this project.

Interest expense totaled $280,000 for the first quarter of 2014, which increased by $91,000 or 48% during the first quarter of 2014 compared to interest expense of $189,000 for the first quarter of 2013. This increase is due mainly to higher interest rates on existing debt in the first quarter of 2014 as well as accruing for interest on certain of our sales tax liabilities.

We recorded other income of $361,000 in the first quarter of 2014 compared to other expense of $7,000 in the first quarter of 2013. Other income in 2014 is primarily derived from the reduction of our estimated payroll tax liabilities as we determine actual amounts due through discussions with the various state tax authorities. We expect to fully resolve our past payroll tax issues in the second quarter of 2014.

Liquidity and Capital Resources

Cash and cash flow data for the periods presented were as follows (in thousands of dollars):

	Three-Month Period Ended December 31,
	2014	2013

Cash	$1,295	$2,280
Net cash used in operating activities	(1,206)	(2,424)
Net cash used in investing activities	(7)	(176)
Net cash provided by financing activities	—	223

Cash used in operations was approximately $1.2 million and $2.4 million for the three-month periods ended March 31, 2014 and 2013, respectively.  Cash used in operations in the first quarter of 2014 is primarily a result of our continued net losses. Cash used in operations in the first quarter of 2013 was primarily a result of our continued net losses as well as paying down our trade payables in the first quarter of 2013. Cash used in investing activities included the issuance of a new loan receivable to UPA of $100,000 in 2013 and purchases of property and equipment of $7,000 and $76,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Cash provided by financing activities for the three-month period ended March 31, 2013 included advances from our project line of credit totaling $223,000.

We have historically lacked the financial and other resources necessary to build large-scale demonstration projects to promote new sales opportunities without the financial backing of government or industrial partners. We have funded our operations primarily from the sale of convertible debt, short-term borrowings, and preferred and common stock, generally from stockholders and other parties who are sophisticated investors in clean technology. We raised a total of $4 million of funding in 2013.

At March 31, 2014, we do not have sufficient working capital to satisfy our anticipated operating expenses for the next 12 months. As of March 31, 2014, we had a cash balance of approximately $1.3 million and current liabilities of approximately $9.1 million, which consisted primarily of accounts payable of $725,000, short term borrowings of $4 million, convertible debt of approximately $2.2 million, customer deposits of $975,000, billings in excess of costs of $292,000, and other current liabilities of approximately $1 million.

Additionally, our August 2013 Bridge Notes and our Convertible Promissory Note to the Roenigk Family Trust are technically in default due to our inability to repay these notes by their respective due dates. On February 28, 2014, we entered into a Standstill Agreement where the holders of these notes agreed not to commence enforcement, collection or similar proceedings with respect to these notes until May 1, 2014. We have not received a Notice of Default from any of the holders of these notes as of the date of this filing.

These issues raise substantial doubt about our ability to continue as a going concern.

Management and our Board of Directors continue to evaluate options for funding to continue operations under our existing structure. To date, efforts to secure financing from new investors have been unsuccessful, and the likelihood that funding will be available from sources outside of those who have provided financing in previous rounds is low. We continue to fulfill customer orders and to develop our sales pipeline to generate future growth opportunities. We also continue to explore further reductions in our operating costs through the elimination of certain non-essential expenses. There can be no assurance that we will be able to book additional orders or to obtain the funding necessary to continue our operations and development activities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of its Chief Executive Officer and Interim Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

The Company’s Interim Chief Financial Officer who, since the resignation of the Company’s Chief Executive Officer on May 11, 2014 has also been the Company’s principal executive officer, carried out an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the Company’s Interim Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 due to (i) our failure to adequately allocate proper and sufficient amount of resources to ensure that necessary internal controls were implemented and followed, specifically, but not limited, to the accounting and valuation of complex debt and equity transactions; and (ii) a lack of segregation of duties in our significant accounting functions to ensure that internal controls were designed and operating effectively.

Changes in Internal Controls

We did not make any changes to our internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently party to any material legal proceedings other than those listed above.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1	Standstill Agreement dated as of February 28, 2014 among ThermoEnergy Corporation, The Roenigk Family Trust dated November 10, 2004, Robert S. Trump, Empire Capital Partners, L.P., Empire Capital Partners, Ltd., and Empire Capital Partners Enhanced Master Fund, Ltd. – Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2014

31.1	Sarbanes Oxley Act Section 302 Certificate of Principal Executive Officer and Principal Financial Officer -- Filed herewith

32.1	Sarbanes Oxley Act Section 906 Certificate of Principal Executive Officer and Principal Financial Officer -- Furnished herewith

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 15, 2014	THERMOENERGY CORPORATION

/s/ Gregory M. Landegger
Gregory M. Landegger
Chief Operating Officer and Interim Chief Financial Officer

